Form 10-K
period 1993-12-31
BANGOR HYDRO ELECTRIC CO
filed 1994-03-31
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal year ended DECEMBER 31, 1993   Commission File No. 0-505
                             -----------------                       -----

                     BANGOR HYDRO-ELECTRIC COMPANY
   -----------------------------------------------------------------------
            (Exact Name of Registrant as specified in its charter)

             MAINE                                     01-0024370
    --------------------------                  -------------------------
     (State of Incorporation)                     (I.R.S. Employer ID No.)


                 33 STATE STREET, BANGOR, MAINE               04401
             ----------------------------------------      ------------
            (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code    207-945-5621
                                                    ----------------

Securities registered pursuant to Section 12(g) of the Act:
         Common Stock, $5 Par value
           (7,027,674 SHARES OUTSTANDING AT MARCH 29, 1994)
         --------------------------------------------------

         7% PREFERRED STOCK, $100 PAR VALUE
         --------------------------------------------------
             4 1/4% PREFERRED STOCK, $100 PAR VALUE
         --------------------------------------------------

         4% PREFERRED STOCK SERIES A, $100 PAR VALUE
         --------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No
     -------        -------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value on March 29, 1994 of the voting stock held by non-affiliates of the registrant was $120.3 million.

     The information required by Part III Items 10, 11, 12 and 13 is incorporated by reference from the registrant's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1993.





PART I
- ------

ITEMS 1 THROUGH 2  BUSINESS; PROPERTIES
- -----------------  --------------------
     GENERAL
     -------

     The Company is a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy, with a service area of approximately 4,900 square miles having a population of approximately 190,000 people. The Company serves approximately 97,000 customers in portions of the counties of Penobscot, Hancock, Washington, Waldo, Piscataquis and Aroostook. The Company also sells energy to other utilities for resale. The Company has two material wholly-owned subsidiaries. Penobscot Hydro Co., Inc. ("PHC") was incorporated in 1986 to own the Company's 50% interest in a joint venture, Bangor-Pacific Hydro Associates ("Bangor-Pacific"), which redeveloped the West Enfield hydroelectric project (the "West Enfield Project"). Bangor Var Co., Inc. ("Bangor Var Co.") was incorporated in 1990 to hold the Company's 50% interest in a partnership which owns certain facilities used in the Hydro-Quebec Phase II transmission project ("HQ-II") in which the Company is a participant. See "Joint Ventures."

     In 1993, 31.2% of the Company's kilowatt hour ("KWH") sales were to residential customers, 30.3% were to commercial customers, 37.3% were to industrial customers and 7.8% were to other customers. The Company's largest industrial customer, LCP Chemicals ("LCP") has been operating under the protection of the U.S. Bankruptcy Court since 1991, but a plan of reorganization involving the sale of LCP's Maine assets to a new operating entity has been approved. See "Financial Difficulties of Significant Customer" below. For additional information concerning the Company's sales, see Item 6, "Selected Financial Data", below.

     The Company's KWH sales are generally higher during the winter months, with the winter peak electric demand usually 15% higher than the summer peak. The maximum peak electric demand that the Company's system experienced during the 1993-1994 winter, as of March 8, 1994, was approximately 268 megawatts ("MW") on January 26, 1994. At that time the Company had approximately 370 MW of generating capacity and firm purchased power, comprised of 106 MW from Company-owned generating units, 61 MW from Maine Yankee Atomic Power Company's nuclear generating facility ("Maine Yankee"), 18 MW from Hydro Quebec, 101 MW from non-utility power producers, and 84 MW from short term economy purchases.

     The Company holds a 7% ownership interest in Maine Yankee which entitles the Company to purchase an approximately equal amount of the output of Maine Yankee, an entitlement of approximately 61 MW. Maine Yankee, which commenced commercial operation on January 1, 1973, is the only nuclear facility in which the Company has an ownership interest. Pursuant to a power purchase contract with Maine Yankee, the Company is obligated to pay its pro rata share of Maine Yankee's operating expenses, including fuel costs and decommissioning costs. In addition, under a Capital Funds Agreement entered into by the Company and the other sponsor utilities, the Company may be required to make its pro rata share of future capital contributions to Maine Yankee if needed to finance capital expenditures. See "Maine Yankee."

   The Company, along with the major investor-owned utilities of New England, has been a party to the New England Power Pool Agreement ("NEPOOL") since 1971. NEPOOL provides for joint planning and operation of generating and transmission facilities in New England, and governs generating capacity reserve obligations and provisions regarding the use of major transmission lines. The Company, as a member of NEPOOL, has a capability responsibility which involves carrying an allocated share of a New England capacity requirement which is determined for each period based on certain regional reliability criteria.

   The Company is subject to the regulatory authority of the Maine Public Utilities Commission ("MPUC") as to retail rates, accounting, service standards, territory served, the issuance of securities and various other matters. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") as to certain matters, including licensing of its hydroelectric stations and rates for wholesale purchases and sales of energy and capacity and transmission services. Maine Yankee is subject to extensive regulation by the Nuclear Regulatory Commission ("NRC"). See "Rates and Regulation."

   The principal executive offices of the Company are located at 33 State Street, Bangor, Maine 04401; telephone (207) 945-5621.


     CERTAIN ISSUES FACING THE COMPANY
     ---------------------------------

EFFECT OF COMPETITION ON FUTURE SALES, EARNINGS AND DIVIDEND POLICY - See
Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations", for a discussion of the effect of competition on future sales, earnings and dividend policy. That discussion includes a cost estimate for the Company's early retirement program to be charged against earnings in the first quarter of 1994 of $1.5 million before income taxes. Since the printing of Item 7, the estimate has been revised to $2.45 million before taxes.

FINANCIAL DIFFICULTIES OF SIGNIFICANT CUSTOMER - In 1991, LCP filed for protection under Chapter 11 of the U.S. Bankruptcy Code, and the proceeding remains unresolved. On February 18, 1994, the U.S. Bankruptcy Court approved the sale of substantially all of LCP's assets, including its Orrington, Maine facility, to HoltraChem Manufacturing Company, L.L.C. This approval is pending entry of an appropriate order and the period during which an intervening party may appeal this approval has not concluded. Based upon its representations to the Bankruptcy Court, it appears to be HoltraChem's intent to continue operation of the LCP facility at Orrington, Maine. As part of its plan to transfer the plant, HoltraChem and LCP negotiated a special rate contract with the Company. This special rate contract was approved by MPUC order dated March 10, 1994. However, the Company cannot predict the on-going level of sales. Further, as part of the plan to transfer the plant and to obtain the special rate contract, LCP agreed to release all pending legal claims against the Company. See Note 9 to the Company's 1993 Financial Statements, which is incorporated herein by reference.

MAINE YANKEE - Energy from Maine Yankee provided approximately 20% of the Company's total generation in 1993. The Company's total payments in 1993 under its power purchase contract with Maine Yankee were approximately $13.3 million, and its investment in the unit at December 31, 1993 was $4.7 million. Maine Yankee's operating license expires in 2008. The Company is required to fund its pro rata share (approximately 7%) of Maine Yankee's decommissioning costs, costs of storage and disposal of spent fuel and low-level radioactive wastes. Provision for these items, based on current estimates of the eventual costs, is made as Maine Yankee's rates are established, and are included in the Company's rates to customers. To the extent Maine Yankee cannot obtain its own financing, the Company would be required to pay its pro rata share of additional capital expenditures to maintain the unit in commercial operation. The magnitude of these various costs is dependent in part upon the future resolution of several political and technological uncertainties, and may be substantial. Maine voters have rejected three referendum proposals to force the premature shutdown of Maine Yankee, the most recent being in 1987; and the State of Maine has enacted several restrictive statutes purporting to govern aspects of Maine Yankee's operations. The Company would expect that its share of the costs of the operation and decommissioning of Maine Yankee will continue to be reflected in its rates, but cannot predict whether future voter and other necessary approvals will be obtained in a timely fashion.


     CONSTRUCTION PROGRAM
     --------------------
     The Company's construction program consists of extensions and improvements of its transmission and distribution facilities, construction of new generating stations or capital improvements to existing generating stations, and other general projects within the Company's service area. The Company projects that capital expenditures will aggregate about $66 million in the period 1994 through 1996.

     Since the early 1980's, the Company has been pursuing licensing for hydroelectric generation additions that are captioned Basin Mills in the Financial Statements. In 1993, the Company established a reserve against the investments in those projects to date amounting to $5.6 million after taxes. For a detailed discussion of the status of those licensing activities and the reasons for establishment of the reserve, see "Management's Discussion and Analysis of Results of Operations and Financial Condition".

     The Company is also planning for the construction of a new 345 kilovolt ("KV") transmission line from its existing substation in Orrington, Maine to the Maine/New Brunswick border, which would increase the total transfer capability between Maine and the Canadian province of New Brunswick from 700 MW to 1000 MW. The schedule for construction of the line is uncertain at this time.

   See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources", incorporated herein by reference, for a further discussion of the Company's plans and commitments with respect to these pending projects.


     RATES AND REGULATION
     --------------------

RATE MATTERS - See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Base Rate Increases", incorporated herein by reference, for a discussion of base rate proceedings before the MPUC and their effects on the Company's earnings.

FUEL COST ADJUSTMENT - Regulations implemented by the MPUC in 1980 allow the Company to recover currently the estimated cost of fuel consumed in the Company's generating stations and the fuel component of purchased power by the application of a uniform factor in the monthly bills to the Company's retail customers. The factor is based upon the Company's projected cost of fuel and the fuel component of purchased power for a twelve month forward-looking period and must be approved by the MPUC after public notice and hearings. The MPUC may also permit the costs of purchases from independent non-utility power projects developed under the Public Utility Regulatory Policies Act of 1978 ("PURPA") described in more detail in "Management's Discussion and Analysis of Results of Operations and Financial Condition". The MPUC has done so to date for the Company. The Company may at intervals of not less than ninety days request changes in the uniform rate to reflect actual experiences during any period. Over- or under-collections resulting from differences between estimated and actual fuel costs for a period are included in the computation of the estimated fuel costs of the succeeding fuel adjustment period. A factor is included in the rate to reimburse the Company or its customers for the carrying cost of funds used to finance over- or under-collected fuel costs. Under PURPA, the Company's fuel cost adjustment may be subject to periodic review by the MPUC to ensure that it provides incentives for efficient use of fuel and for maximum economies in operations and purchases that affect utility rates.

     Effective November 1, 1993, the MPUC approved a $10.1 million fuel cost adjustment decrease. As discussed above, when combined with the base rate increase effective March 1, 1994, the result is an average rate increase of .6%.

OTHER REGULATION - The MPUC also regulates numerous other matters affecting the Company, including financing, construction of generation and transmission facilities, credit, collection, conservation and demand side management programs, low income rate subsidies and purchases from non-utility power producers.

     Maine Yankee is subject to extensive regulation by the NRC. Under its continuing jurisdiction, the NRC may, after appropriate proceedings, require modification of nuclear power generating units for which operating licenses have already been issued, or impose new conditions on such permits or licenses, and may require that the operation of nuclear power generating units be temporarily or permanently reduced.

     The FERC regulates rates for sales of electricity to other utilities.
In addition, all the Company's hydroelectric projects are licensed by the FERC. Under the Federal Power Act, upon not less than two years' notice the United States is empowered to take over and thereafter to maintain and operate a licensed hydroelectric project at or following the time a license expires. If the United States elects this option, it must pay the licensee its net investment in the project, not to exceed fair market value. If the United States does not elect this option, the FERC may issue a new license to the existing licensee upon such terms and conditions as are authorized or required under the then-existing laws and regulations. It may also, alternatively, issue a new license to a new licensee that has filed a competing license application. In choosing between competing license applications, the FERC must issue a license to the applicant whose proposal is best adapted to serve the public interest.

     The following table sets forth certain information with regard to such licenses.

                LICENSED       ISSUE DATE OF       CURRENT EXPIRATION
 PROJECT        CAPACITY      ORIGINAL LICENSE           DATE
 -------        --------      ----------------     ------------------
Ellsworth       8,900 KW      April 12, 1977       December 31, 2018

Howland         1,875 KW      September 12, 1980   September 30, 2000

Medway          3,400 KW      March 29, 1979       March 31, 1999

Milford         6,400 KW      December 31, 1969    Original license
                                                   expired
                                                   December 31, 1990
                                                   currently operating
                                                   on year-to-year
                                                   license.

Orono           2,332 KW      November 10, 1977    Original license
                                                   expired
                                                   September 25, 1985
                                                   currently operating
                                                   on year-to-year
                                                   license.

Stillwater      1,950 KW      August 10, 1978      December 31, 1993

Veazie          8,400 KW      February 18, 1965    Original license
                                                   expired
                                                   September 25, 1985
                                                   currently operating
                                                   on year-to-year
                                                   license.

West Enfield*   13,000 KW     February 3, 1970     June 26, 2024


- -----------------
* Through PHC, the Company has a 50% ownership interest in Bangor-Pacific, which owns and operates the West Enfield Project.

     The Company is actively pursuing the relicensing of the projects listed above which are operating on year-to-year licenses. Some of those relicensing proceedings have been delayed pending completion by the FERC of an Environmental Impact Statement of sections of the Penobscot River being prepared in connection with the Company's licensing of the Basin Mills project. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources", incorporated herein by reference. The Company has not received notice that the United States will exercise its rights to take over any of the Company's hydroelectric projects, nor have any competing applications been filed. Under a Federal statute enacted by Congress in 1986, participation in relicensing proceedings by governmental agencies and other parties was allowed to increase significantly. That increased participation may result in more burdensome and costly conditions imposed upon licensees of
hydroelectric projects.   The Company is unable to predict what terms and
conditions, if any, might be included in new licenses or license renewals granted pursuant to the Company's licensing applications, or what impact any such terms and conditions might have on the Company's ability to operate and maintain the projects economically.


     SEABROOK
     --------
GENERAL - The Company was a participant in Seabrook from 1978 to 1986, with an ownership interest of 2.17%, or 25 MW, in each of the two 1150 MW units. Unit 2 was effectively canceled in 1984. In late 1984, following a lengthy MPUC investigation, the conclusion of which cast doubt on the wisdom of the Maine utilities' continued participation in Seabrook, the Company began efforts to sell its interest in the project. An agreement for the sale of Seabrook to EUA Power Corp. was reached in mid-1985 and was consummated in November 1986.

   In 1985, the MPUC approved an agreement among the Company, the MPUC Staff and the Public Advocate addressing the recovery through rates of the Company's investment in Seabrook ("Seabrook Stipulation"). Although implementation of the Seabrook Stipulation significantly improved the Company's financial condition, substantial write-offs were required.

   In August 1989, a comprehensive settlement agreement entered into by current and former joint owners of Seabrook became effective. Under the agreement, the signatories, representing virtually all of the ownership interests in Seabrook, relinquished claims against the lead owner, Public Service Company of New Hampshire, arising out of Seabrook. As a part of the settlement, former joint owners, including the Company, were relieved of certain contingent liabilities.

     JOINT VENTURES
     --------------
WEST ENFIELD - In 1986, the Company formed PHC, a wholly-owned subsidiary, which owns the Company's 50% ownership interest in Bangor-Pacific, a joint venture with a development subsidiary of Pacific Lighting Corporation. Bangor-Pacific undertook the redevelopment of an old 3.8 MW hydroelectric plant which the Company owned on the Penobscot River in Enfield and Howland, Maine, into a 13 MW facility, the West Enfield Project, and now operates the facility. Construction costs were shared equally by the Company and the other joint venturer until Bangor-Pacific completed its financing and took over ownership of the project, which occurred in January 1987. Commercial operation of the redeveloped West Enfield Project began in April 1988.

     Bangor-Pacific financed the $45 million cost of the redevelopment through the private placement of $40 million of 9.45% and 10.26% fixed rate amortizing term notes due 1996 and 2008, respectively, and $5 million of floating rate amortizing term notes due 1996 (collectively, the "Notes"). The Notes are secured by a mortgage on the West Enfield Project and a security interest in a 50-year power contract between the Company and Bangor-Pacific. The holders of the Notes are without recourse to the joint venture partners or their parent companies except that each partner has agreed to make payments in an amount equal to 50% of any amounts due and unpaid on the Notes but not exceeding distributions received from Bangor-Pacific in the preceding twelve-month period.

   Under the power contract between the Company and Bangor-Pacific, if the West Enfield Project operates as anticipated, payments by the Company to Bangor-Pacific are estimated at $7.5 million annually (without consideration of any distributions by the joint venture to the partners). In 1992, the Company paid approximately $7.5 million to Bangor-Pacific under this power contract. The Company would be required to make payments under the contract, regardless of whether any power were delivered, of approximately $4 million per year. However, the Company has the right to terminate the contract upon thirty-days' written notice if the failure to deliver power continues for a period of 112 consecutive months.

NEPOOL/HYDRO-QUEBEC - The NEPOOL member utilities and Hydro-Quebec, a utility operating within the province of Quebec, Canada ("Hydro-Quebec"), have constructed facilities required to interconnect the electric systems in New England with the electric system of Hydro-Quebec. The initial stage of the interconnection consists of a completed and operational 450 KV transmission line from the Hydro-Quebec system to a terminal having an approximate rating of 690 MW at the Comerford Generating Station ("Comerford") on the Connecticut River in New Hampshire. The subsequent stage, HQ-II, completed in 1990, increased the interconnection transfer capability to approximately 2000 MW by means of a transmission line from Comerford to a terminal facility at the Sandy Pond Substation in Massachusetts.

   In 1990, the Company formed Bangor Var Co., a wholly owned corporate subsidiary, the sole function of which is to own a 50% interest in Chester SVC Partnership ("Chester"), a general partnership which owns the static var compensator ("SVC"), electrical equipment which supports the HQ-II transmission line. A wholly-owned subsidiary of Central Maine Power Company ("CMP") owns the other 50% interest in Chester. Chester has financed the acquisition and construction of the SVC through the issuance of $33 million in principal amount of 10.48% senior notes due 2020, and up to $3.2 million principal amount of additional notes due 2020 (collectively, the "SVC Notes"). The holders of the SVC Notes are without recourse to the partners or their parent companies and may only look to Chester and to the collateral for payment. Bangor Var Co. accounts for its investment in Chester under the equity method. Bangor Var Co.'s financial results are included in the Company's consolidated financial statements.

   The New England utilities which participate in HQ-II have agreed under a FERC-approved contract to bear the cost of Chester, on a cost-of-service basis, which includes a return on and of all capital costs.


     EMPLOYEES
     ---------
     At December 31, 1993, the Company had 528 full time employees approximately 43% of whom were represented by a local union affiliated with the International Brotherhood of Electrical Workers (AFL-CIO). The present contract expires December 31, 1995. The Company believes that its relations with its employees are satisfactory.


     POWER SUPPLY SOURCES
     --------------------
GENERAL - In order to meet its load growth and reserve obligations under NEPOOL, the Company, in addition to utilizing its own generating capacity, acquires capacity and energy through contracts with other utilities and independent generation facilities and through joint ownership of generating facilities. The Company estimates that it has, or can acquire, sufficient generating capacity, through a combination of wholly-owned and jointly-owned generating facilities and purchased power contracts, to meet its anticipated load growth through the 1990's.

   The Company's sources of generation for electric sales to its customers (net of off-system sales to other utilities) for 1993, 1992 and 1991 by type of fuel is shown below.

     SOURCE                             1993      1992      1991
     ---------                          ----      ----      ----
     Hydroelectric (Company*).......     14%       18%       19%

     Nuclear Generation (Maine Yankee)   20%       23%       25%

     Oil (Company)...................     3%        4%        4%

     Biomass/Refuse (purchased)......    15%       14%       15%

     NEPOOL/other purchases..........    48%       41%       37%
                                        ----      ----      ----
        Total.......................    100%      100%      100%
                                        ====      ====      ====

- ----------------
* Includes purchases from the West Enfield Project, in which the Company has a 50% ownership interest.

     COMPANY-OWNED GENERATION
     ------------------------
     The Company, as a tenant in common with other utilities, owns 8.33%, or approximately 50 MW, of William F. Wyman Unit No. 4 ("Wyman 4"), a 600 MW oil-fired generating unit in Yarmouth, Maine, constructed and operated by CMP as the lead owner. The Company is entitled to 8.33% of the energy produced by Wyman 4 and pays the same percentage of the unit's operating expenses.

     The Company owns two oil-fired generating units located at its Graham Station in Veazie, Maine ("Graham"), currently in deactivated reserve status, having a total capacity of 47 MW, as well as eleven internal combustion generation units located at three stations having a total capacity of 21 MW. The Company also owns seven hydroelectric stations having a total capacity of about 30 MW (excluding PHC's ownership interest in the West Enfield Project). All of the Company's hydroelectric stations are licensed under the Federal Power Act. See "Rates and Regulation."

   In addition, the Company owns more than 600 miles of transmission lines and 3,100 miles of distribution lines to serve its customers. Other properties consist of office, garage and warehouse facilities at various locations in its service area.


     POWER PURCHASE CONTRACTS
     ------------------------
     The following chart sets forth information concerning the Company's major power purchase contracts exclusive of Maine Yankee.

                                               CONTRACTED QUANTITY OF
  SELLER            TERM OF CONTRACT             CAPACITY OR ENERGY
- --------------    ----------------------     --------------------------
Bangor-Pacific*   August 21, 1986 through    Total output of energy
(Hydroelectric).  May 31, 2024, at which     from facility with name
                  time Company can either    plate rating of not more
                  purchase the facility      than 16 MW.
                  at its fair market value
                  or extend the contract
                  for an additional 15
                  years (if the West
                  Enfield Project's FERC
                  license is also
                  extended).

Penobscot Energy  January 21, 1984 through   Total output of firm
Recovery Company  February 28, 2018.         energy; minimum annual
("PERC") (Refuse).                           delivery of 105,000,000
                                             KWH up to a maximum of
                                             166,440,000 KWH per
                                             calendar year.

Babcock-          August 13, 1984 through    Estimated total output of
Ultrapower West   October 31, 2017.          24.5 MW of energy at
Enfield (Biomass).                           contract rate; excess
                                             output, if any, is
                                             purchased at short-term
                                             avoided cost rate
                                             determined by the MPUC.

Babcock-          August 13, 1984 through    Estimated total output of
Ultrapower        October 31, 2017.          24.5 MW of energy at
Jonesboro                                    contract rate; excess
(Biomass).                                   output, if any, is
                                             purchased at short-term
                                             avoided cost rate
                                             determined by the MPUC.

Great Northern    September 21, 1989         Approximately 20 MW.
Paper Co.         through October 31,
(Cogeneration).   1994.

- ------------------
* Through PHC, the Company has a 50% ownership interest in Bangor-Pacific, which owns and operates the West Enfield Project.

     For further details with respect to certain of these contracts, see Note 7 of the Notes to Consolidated Financial Statements.

   The Company purchases energy from, and sells energy to, New Brunswick Electric Power Commission utilizing the transmission facilities of Maine Electric Power Company, Inc. ("MEPCO"), in which the Company owns a 14.2% equity interest. MEPCO owns and operates a 345 KV transmission line running from Wiscasset, Maine to the Maine/New Brunswick border. The Company interconnects with this line in Orrington, Maine. Several New England utilities, including the Company and MEPCO's other stockholders (two other Maine utilities), are parties to a transmission support agreement pursuant to which such utilities have agreed to pay MEPCO's costs, based on their relative system peaks, if MEPCO's revenues from transmission services are not sufficient to meet its expenses. The Company anticipates that any liability resulting therefrom will be immaterial.

   The Company also purchases energy on a short-term basis from time to time when it is economical to do so to displace higher cost energy from other sources.


     MAINE YANKEE
     ------------
GENERAL - The Company holds a 7% equity ownership interest in Maine Yankee which entitles the Company to purchase an approximately equal amount of the output of Maine Yankee, an entitlement of approximately 60 MW. Maine Yankee, which commenced commercial operation on January 1, 1973, is the only nuclear facility in which the Company has an ownership interest. The Company is obligated to pay its pro rata share of Maine Yankee's operating expenses, including fuel costs and decommissioning costs. In addition, under a Capital Funds Agreement entered into by the Company and the other sponsor utilities, each sponsor has agreed to provide a like percentage of Maine Yankee's capital requirements not obtained from other sources, subject to obtaining any necessary regulatory approvals. In 1993, Maine Yankee produced 5.7 billion KWH of electric power at an average cost of 3.4 cents per KWH.

NUCLEAR FUEL DISPOSAL. The cycle of production and utilization of nuclear fuel for nuclear generating units consists of (1) the mining and milling of uranium ore, (2) the conversion of the resulting concentrate to uranium hexafluoride, (3) the enrichment of the uranium hexafluoride, (4) the fabrication of fuel assemblies, (5) the utilization of the nuclear fuel, and
(6) the disposal of spent fuel. Maine Yankee has entered into a contract with the federal Department of Energy ("DOE") for disposal of its spent nuclear fuel, as required by the Nuclear Waste Policy Act of 1982, pursuant to which a fee of $1.00 per megawatt-hour is currently assessed against net generation of electricity and paid to the DOE quarterly. Under this Act, the DOE has assumed the responsibility for disposal of spent nuclear fuel produced in private nuclear reactors. In addition, Maine Yankee is obligated to make a payment of $50,394,000 with respect to generation prior to April 7, 1983 (the date current DOE assessments began), all of which Maine Yankee has already collected from its customers, but for which a reserve was not funded. Maine Yankee has elected under the terms of this contract to make a single payment of this obligation prior to the first delivery of spent fuel to DOE, scheduled to begin no earlier than 1998. The payment will consist of the $50,394,000, plus interest accrued at the 13-week Treasury Bill rate compounded on a quarterly basis from April 7, 1983, through the date of the actual payment. Current costs incurred by Maine Yankee under this contract are recoverable by it under the terms of its Power Contracts with its Sponsors. Maine Yankee has accrued and billed $53.1 million of interest cost for the period April 7, 1983 through December 31, 1993.

     Maine Yankee has formed a trust to provide for payment of its long-term spent fuel obligation. The total spent fuel fund balance, held with an independent trustee, as of December 31, 1993, was $88.7 million (including interest earned). The trust is funded at least semiannually by Maine Yankee through deposits of approximately $0.26 million through December 1997. Deposits are expected to total approximately $62.8 million. The estimated liability, including interest due at the time of disposal, is expected to be approximately $115.9 million at January 31, 1998. Maine Yankee estimates that trust fund deposits plus estimated earnings will meet this total liability if funding continues without material changes.

     Federal legislation enacted in 1987 directed the DOE to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) disposal site at Yucca Mountain, Nevada. The legislation also provides for the possible development of a Monitored Retrievable Storage ("MRS") facility and abandons plans to identify and select a second permanent disposal site. An MRS facility would provide temporary storage for high-level waste prior to eventual permanent disposal. In late 1989 the DOE announced that the permanent disposal site was not expected to open before 2010, although originally scheduled to open in 1998. Additional delays due to political and technical problems are probable.

     Under the terms of a license amendment approved by the NRC in 1984, the present storage capacity of the spent fuel pool at the Plant will be reached in 1999 and after 1996 the available capacity of the pool will not accommodate a full-core removal. After consideration of available technologies, Maine Yankee elected to provide additional capacity by replacing the fuel racks in the spent fuel pool at the Plant to provide for additional storage capacity and recently received approval from the NRC to implement the plan. Maine Yankee believes that the replacement of the fuel racks will provide adequate storage capacity through the Plant's licensed operating life.

DECOMMISSIONING.  The NRC currently recognizes three decommissioning methods
- - prompt removal and dismantlement, entombment with delayed dismantlement, and mothballing with delayed dismantlement. Maine Yankee currently proposes to use, consistent with its understanding of NRC and FERC staff policy, the prompt removal and dismantlement method. Through 1993 the Company had collected $69.1 million for decommissioning, which funds are held by an independent trustee. The total decommissioning fund balance as of December 31, 1993, was $93.8 million (including interest earned).

     Maine Yankee's most recent study, conducted in 1993 by an external engineering consultant, estimated decommissioning costs to be $273.1 million, plus a contingency of $43.5 million for a total of $316.6 million (in mid-1993 dollars).

     On January 18, 1994, Maine Yankee, after reaching agreement with FERC Staff and other intervenors on major issues, filed a rate case with the FERC. In the filing, Maine Yankee sought to increase the annual amount collected to fund decommissioning costs for the plant from $9.1 million to the agreed amount of $14.9 million commencing April 1, 1994. This amount reflects the first step increase in the estimated cost to fully decommission the plant from the $167.0 million (in mid-1987 dollars) allowed by the FERC in Maine Yankee's 1988 rate case to $316.6 million, in mid-1993 dollars, based upon Maine Yankee's 1993 decommissioning cost study. Maine Yankee plans to continue to evaluate the cost of decommissioning periodically and seek additional step increases as necessary. Although Maine Yankee has reached agreement with all of the principal parties on the major rate case issues, the Company cannot predict with certainty what action the FERC will ultimately take on Maine Yankee's rate filing.

LOW-LEVEL WASTE DISPOSAL. In 1986 the federal Low-Level Radioactive Waste Policy Amendments Act (the "Waste Act") was enacted. The Waste Act required operating disposal facilities to accept low-level nuclear waste from other states only until December 31, 1992. The Waste Act also set limits on the volume of waste each disposal facility must accept from each state, established milestones for the non-sited states to establish facilities within their states or regions (pursuant to regional compacts) and authorized increasing surcharges on waste disposal until 1992. After 1992 the states in which there are operating disposal facilities are permitted to refuse to accept waste generated outside their states or compact regions. In 1987 the Maine Legislature created the Maine Low-Level Radioactive Waste Authority (the "Maine Authority") to provide for such a facility if Maine is unable to secure continued access to out-of-state facilities after 1992, and the Maine Authority is engaged in a search for a qualified disposal site in Maine. Maine Yankee has volunteered its site at the Plant for that purpose, but progress toward establishing a definite site in Maine, as in other states, is difficult because of the complex technical nature of the research process and the political sensitivities associated with it. As a result, Maine did not satisfy its milestone obligation under the Waste Act requiring submission of a site license application by the end of 1991, and is therefore subject to surcharges on its current waste disposal and has not had access to regulated disposal facilities since January 1, 1993. Thus, Maine Yankee now stores all waste generated at an on-site storage facility.

     At the same time, the State of Maine was pursuing discussions with the State of Texas concerning participation in a compact with that state and Vermont. In May 1993, the Texas Legislature approved a compact with the states of Maine and Vermont. The Maine Legislature in June 1993 ratified the compact and submitted it to ratification by Maine voters in a referendum held on November 2, 1993, in which the compact was ratified by a margin of approximately 73% to 27%. It must now be presented to the United States Congress for final ratification.

     The compact provides for Texas to take Maine's low-level waste over a 30-year period for disposal at a planned facility in west Texas. In return Maine would be required to pay $25 million, assessed to the Company by the State of Maine, payable in two equal installments, the first after ratification by Congress and the second upon commencement of operation of the Texas facility. In addition, the Company would be assessed a total of $2.5 million for the benefit of the Texas county in which the facility would be located and would also be responsible for its pro-rata share of the Texas governing commission's operating expenses. Pending the ratification votes, the Maine Authority has suspended its search for a suitable disposal site in Maine.

     In the event the required ratification by Congress is not obtained, subject to continued NRC approval, the Company can continue to utilize its capacity to store approximately ten to twelve years' production of low-level waste in its facility at the Plant site, which its started in January 1993. Subject to obtaining necessary regulatory approval, Maine Yankee could also build a second facility on the Plant site. Maine Yankee believes it is probable that it will have adequate storage capacity for such low-level waste available on-site, if needed, through the licensed operating life of the Plant. On January 26, 1993, the NRC published for public comment a proposed rulemaking that, if adopted, would require a licensee such as Maine Yankee, as a condition of its license, to document that it had exhausted other reasonable waste management options in order to be permitted to store low-level waste on-site beyond January 1, 1996. Such options include taking all reasonable steps to contract, either directly or through the state, for disposal of the low-level waste. On February 9, 1994, the NRC, after affirming its preference for disposal of waste over storage, announced its decision to withdraw the proposed rulemaking. Maine Yankee expects the NRC to issue its formal notice of withdrawal in the spring of 1994.

     The Company cannot predict whether the final required ratification of the Texas compact or other regulatory approvals required for on-site storage will be obtained, but Maine Yankee intends to utilize its on-site storage facility in the interim and continue to cooperate with the State of Maine in pursuing all appropriate options.

INSURANCE - In accordance with the Price-Anderson Act, the limit of liability for a nuclear-related accident is approximately $9.395 billion. The primary layer of insurance for the liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage, provided through an industry-wide mutual insurance program, is approximately $9.195 billion, based on 116 licensed reactors. The secondary layer is based on a retrospective premium assessment of $75.5 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per accident. In addition, the retrospective premium is subject to inflation-based indexing at five-year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection, each licensee can be assessed an additional 5% ($3.15 million) of the maximum retrospective assessment.

   Through the Company's power purchase contract with Maine Yankee, the Company would be responsible under these arrangements for up to approximately $5.5 million per incident. Payments for the Company's ownership interest in Maine Yankee would be limited to a maximum of $700,000 per incident per year.

   In addition to the insurance required by the revised Price-Anderson Act, Maine Yankee carries all-risk nuclear property damage insurance in the amount of $500 million plus additional excess nuclear property insurance in the amount of $2.25 billion effective January 1, 1994. Of this additional insurance, $1.4 billion is provided by a nuclear electric utility industry insurance company through a combination of current premiums and retrospective premium assessments. If this insurance company experiences losses in excess of its capacity to pay them, each participating utility may be assessed a retrospective premium adjustment of up to 7.5 times its annual premium with respect to losses in any policy year. Based on current premium rates, this adjustment could range up to approximately $12.8 million for Maine Yankee, which would likely be passed through to its owners under their power purchase contracts. The remaining coverage of $850 million is obtained from the commercial insurance market and is not subject to retrospective premium assessments. These excess coverage amounts are the maximum offered by both the industry mutual company and the commercial market.

     FUEL SUPPLY
     -----------
OIL - New England utilities, including the Company, make greater use of oil for generation of electricity than utilities in other regions of the country. Most fuel oil supplies for New England utilities are derived from foreign sources which are subject to interruption and to unpredictable price increases. The foregoing factors, among others, may have an impact upon the price or availability of fuel oil and, consequently, the price and availability of electricity in New England.

   The Company is advised by CMP, the lead owner and operator of Wyman 4, that, subject to unforeseen events and the factors set forth above with respect to the availability and use of fuel oil generally, it believes it will be able to obtain sufficient fuel to operate that unit.

NUCLEAR FUEL - The Company believes that Maine Yankee's arrangements for fuel supply for the foreseeable future are adequate.


     ENVIRONMENTAL MATTERS
     ---------------------
     The Company is regulated by the Federal Environmental Protection Agency ("EPA") as to compliance with the Federal Water Pollution Control Act, the Clean Air Act of 1970 (the "Clean Air Act"), and certain federal statutes governing the treatment and disposal of hazardous wastes, as well as by the Maine Department of Environmental Protection under Maine's hazardous waste statutes. Although the Company is actively engaged in complying with such acts and statutes, the costs of which are significant, it has not, to date, encountered material difficulties in connection with such compliance.

   The Clean Air Act was amended by Congress in 1990 which will result in new regulatory requirements to install more advanced pollution control equipment and to make other changes to reduce the emission of air pollutants. The amendment includes new initiatives to deal with the problem of acid rain which will impact the air emissions of fossil-fueled power plants. Under Phase I implementation, specific plants will be required to reduce their sulphur dioxide emissions by 1995. The Company does not own or operate any Phase I plants. Under Phase II implementation, essentially all fossil-fueled power plants must reduce their sulphur dioxide emission. The Company has not completed its evaluation of the concomitant capital and operating costs needed to comply with the amendment, including the provisions relating to nitrogen oxide emissions and monitoring. Wyman 4 is located in a non-attainment area for nitrogen oxide and may be subject to additional regulations for the control of nitrogen oxide emissions.

     The Company estimates that during 1994 it will spend approximately $329,000 in operations expenses and $322,000 in capital expenditures to comply with environmental standards for air, water and hazardous materials.


EXECUTIVE OFFICERS OF THE COMPANY
- ---------------------------------
     The following are the present executive officers of the Company with all positions and offices held. There are no family relationships between any of them nor are there any arrangements pursuant to which any were selected as officers.

NAME                    AGE    OFFICE AND YEAR FIRST ELECTED
- ----                    ---    -----------------------------
Robert S. Briggs         50    President & Chief Executive
                               Officer since January 1991

Carroll R. Lee           44    Vice President-Operations
                               since 1990

John P. O'Sullivan       52    Vice President-Finance &
                               Administration since 1987

Robert C. Weiser         48    Treasurer since 1987

     Each of the executive officers has for more than the last five years been an officer or employee of the Company. Mr. Briggs was Vice President and General Counsel from 1979 until 1987, Vice President-Law and Public Affairs from 1987 until 1988, Executive Vice President & Chief Operating Officer from 1988 until 1989 and President and Chief Operating Officer from 1989 until 1991. Mr. O'Sullivan was Vice President & Treasurer from 1979 until 1987. From 1983 through 1984, Mr. Lee was Vice President-Power Supply and Planning and he served as Vice President-Engineering and Operations from 1985 until 1987 and Vice President-Planning & Development from 1987 until 1990. Mr. Weiser was Assistant Vice President-Rates and Information Systems from 1985 until 1987.

     Mr. O'Sullivan retired from the Company effective March 31, 1994.


ITEM 3  LEGAL PROCEEDINGS
- ------  -----------------
     See "Financial Difficulties of Significant Customer" above and Note 9 to the Company's Financial Statements, which are incorporated herein by reference, for a discussion of bankruptcy proceedings relating to a large customer of the Company.

     See Note 9 to the Company's Financial Statements for a discussion of potential liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------  ---------------------------------------------------
     Not applicable.


PART II
- -------
ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS
- ------  ---------------------------------------------------

          As of December 31, 1993, there were 7,511 holders of record of the Company's common stock.

     The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "BGR".

     The following table sets forth the high and low prices for the Common Stock as reported by the NYSE. The prices shown do not include commissions. Dividends are declared quarterly.

                                                     DIVIDENDS
                                                     DECLARED
FISCAL PERIOD                     HIGH       LOW     PER SHARE
- -------------                    ------    -------   ---------
1992
- ----
  First Quarter................ $18 1/8    $17 1/4     $.33
  Second Quarter...............  18 1/4     17 1/4      .33
  Third Quarter................  19 7/8     17 3/4      .33
  Fourth Quarter...............  20 1/4     18 1/4      .33

1993
- ----
  First Quarter................ $24 1/8    $17 7/8     $.33
  Second Quarter...............  23 5/8     19 5/8      .33
  Third Quarter................  23 1/8     20 7/8      .33
  Fourth Quarter...............  21 3/8     18 1/8      .33

1994
- ----
  First Quarter
    (through March 21, 1994)... $19        $16 3/4     $.33




SIX YEAR STATISTICAL SUMMARY
Bangor Hydro-Electric Company

                                                  1993           1992         1991         1990         1989           1988
- ---------------------------------------------------------------------------------------------------------------------------------
MEGAWATT HOURS (MWH) GENERATED AND PURCHASED

  Hydro Generation (Company)                     275,694        305,011      313,629      350,898      298,222        259,891
  Nuclear Generation (Maine Yankee)              395,665        368,641      430,879      334,343      477,575        345,076
  Oil (Company)                                   47,115         80,770       70,681      150,074      216,402        221,212
  Biomass/Refuse                                 281,260        307,451      338,376      435,050      459,954        422,101
  NEPOOL/Other Purchases                         937,431        767,306      702,818      674,738      557,953        745,598 ***
- ---------------------------------------------------------------------------------------------------------------------------------
     Total Generated & Purchased               1,937,165      1,829,179    1,856,383    1,945,103    2,010,106      1,993,878
       Less Line Losses and Company use          135,561        131,764      122,370      125,265      143,048        133,669
- ---------------------------------------------------------------------------------------------------------------------------------
  Remainder - MWH sold                         1,801,604      1,697,415    1,734,013    1,819,838    1,867,058      1,860,209
=================================================================================================================================
CLASSIFICATION OF SALES - MWH
  Residential                                    515,242        521,889      517,259      517,946      517,363        504,940
  Commercial                                     500,488        490,861      483,376      481,301      468,123        452,730
  Industrial                                     615,314        563,734      539,565      567,595      590,495        603,402
  Lighting                                         9,590          9,876       10,615       11,104       11,184         11,034
  Wholesale                                       10,311         10,462       10,880       16,930       21,790         20,568
- ---------------------------------------------------------------------------------------------------------------------------------
     Total MWH Billed to Customers             1,650,945      1,596,822    1,561,695    1,594,876    1,608,955      1,592,674
       Unbilled Sales - Net Increase (Decrease)    2,001        (11,832)       4,175        1,451          278          1,599
- ---------------------------------------------------------------------------------------------------------------------------------
     Total Delivered Sales (MWH)               1,652,946      1,584,990    1,565,870    1,596,327    1,609,233      1,594,273
       (Less) Non-Firm Sales                     254,359        208,066      203,108      236,834      258,989        282,888
- ---------------------------------------------------------------------------------------------------------------------------------
            Total Firm Delivered Sales (MWH)   1,398,587      1,376,924    1,362,762    1,359,493    1,350,244      1,311,385
     Off-System Sales                            148,658        112,425      168,143      223,511      257,825        265,936
- ---------------------------------------------------------------------------------------------------------------------------------
  Total Energy Sales (MWH)                     1,801,604      1,697,415    1,734,013    1,819,838    1,867,058      1,860,209
=================================================================================================================================

ELECTRIC OPERATING REVENUES AND EXPENSES (000'S)

OPERATING REVENUES
  Residential                                 $   64,244     $   66,429   $   58,510   $   53,090   $   47,560    $    44,814
  Commercial                                      53,599         53,806       46,859       41,820       36,580         33,880
  Industrial                                      39,508         39,340       34,047       35,059       31,467         30,455
  Lighting                                         1,915          1,933        1,755        1,621        1,489          1,417
  Wholesale                                          903            895          898        1,431        1,728          1,308
- ---------------------------------------------------------------------------------------------------------------------------------
     Total Revenue From Customers             $  160,169     $  162,403   $  142,069   $  133,021   $  118,824    $   111,874
       Unbilled Sales-Net Increase (Decrease)       (237)          (964)       2,642         (277)         (70)           342
- ---------------------------------------------------------------------------------------------------------------------------------
     Total Revenue                            $  159,932     $  161,439   $  144,711   $  132,744   $  118,754    $   112,216
       (Less) Non-Firm Revenue                     8,876          8,331        8,040       11,959       11,344         11,720
- ---------------------------------------------------------------------------------------------------------------------------------
            Total Firm Revenue                $  151,056     $  153,108   $  136,671   $  120,785   $  107,410    $   100,496
     Off-System Revenue                           15,326         13,857       15,736       17,746       20,048         17,413
- ---------------------------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                 $  175,258     $  175,296   $  160,447   $  150,490   $  138,802    $   129,629
=================================================================================================================================


OPERATING EXPENSES

  Fuel Used in Generation                     $  102,670     $  101,313   $   93,687   $   83,904   $   78,571    $    71,116
  Purchased Power                                 13,716         13,630       13,387       11,607        8,232          9,281
  Operating and Maintenance Expense               29,474         27,042       25,253       23,898       22,421         20,214
  Depreciation and Amortization                    6,447          6,789        6,615        7,004        7,103          7,215
  Taxes                                            8,866          9,499        6,856        7,735        7,356          7,404
- ---------------------------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                 $  161,173     $  158,273   $  145,798   $  134,148   $  123,683    $   115,230
=================================================================================================================================

SUMMARY OF OPERATIONS (000'S)

  Operating Revenue                           $  177,972     $  176,789   $  162,243   $  151,673   $  140,679    $   131,312
  Operating Expenses                             161,173        158,273      145,798      134,148      123,683        115,230
  Other Income (including equity AFDC)            (2,657)***      1,690        2,367        1,738        1,830 *          102 *
  Interest Expense (net of borrowed AFDC)          8,805          9,952       10,614       10,894       10,049          8,411
- ---------------------------------------------------------------------------------------------------------------------------------
     Net Income (Loss)                        $    5,337 *** $   10,254   $    8,198   $    8,369   $    8,777    $     7,773 *
       Less Preferred Dividends                    1,646          1,613        1,613        1,613          284            265
- ---------------------------------------------------------------------------------------------------------------------------------
     Earnings on Common Stock                 $    3,691 *** $    8,641   $    6,585   $    6,756   $    8,493    $     7,508 *
=================================================================================================================================

SELECTED FINANCIAL DATA

  Total Assets (000's)                        $  373,521     $  288,867   $  279,483   $  269,735   $  234,334    $   195,084

ELECTRIC PLANT (000'S)
  Total Electric Plant                        $  281,606     $  255,601   $  232,079   $  209,757   $  187,747    $   160,534
  Depreciation Reserve                            71,184         67,645       66,111       63,330       61,243         57,734
- ---------------------------------------------------------------------------------------------------------------------------------
     Net Electric Plant                       $  210,422     $  187,956   $  165,968   $  146,427   $  126,504    $   102,800
=================================================================================================================================

CAPITALIZATION (000'S)

  Short-Term Debt                             $   36,000     $   15,000   $   28,500   $   23,000   $   17,500    $    10,500
  Long-Term Debt                                 119,126        100,685       81,515       89,565       66,615         61,165
  Redeemable Preferred Stock                      15,168         15,102       15,068       15,034       15,000              -
  Preferred Stock                                  4,734          4,734        4,734        4,734        4,734          4,734
  Common Equity                                   93,944         82,230       79,797       67,473       66,283         63,256
- ---------------------------------------------------------------------------------------------------------------------------------
     Total                                    $  268,972     $  217,751   $  209,614   $  199,806   $  170,132    $   139,655
- ---------------------------------------------------------------------------------------------------------------------------------
CAPITAL STRUCTURE RATIOS (%)
  Short-Term Debt                                   13.4%           6.9%        13.6%        11.5%        10.3%           7.5%
  Long-Term Debt                                    44.3%          46.2%        38.9%        44.8%        39.2%          43.8%
  Preferred Stock                                    7.4%           9.1%         9.4%         9.9%        11.6%           3.4%
  Common Stock                                      34.9%          37.8%        38.1%        33.8%        38.9%          45.3%
- ---------------------------------------------------------------------------------------------------------------------------------
     Total                                         100.0%         100.0%       100.0%       100.0%       100.0%         100.0%
=================================================================================================================================

MISCELLANEOUS STATISTICS

  Shares Outstanding (Average)                 5,862,411      5,393,306    4,947,232    4,450,684    4,450,684      4,450,684
  Shares Outstanding (Year End)                6,225,394      5,420,955    5,370,684    4,450,684    4,450,684      4,450,684
  Number of Stockholders (Year End)                7,511          7,325        7,116        6,839        7,399          7,803

  Earnings per Common Share                   $     0.63 *** $     1.60   $     1.33   $     1.52   $     1.91    $      1.69 *
  Dividends Declared per Common Share         $     1.32     $     1.32   $     1.29   $     1.25   $     1.18    $      1.10
  Book Value per Common Share                 $    15.09     $    15.17   $    14.86   $    15.16   $    14.89    $     14.21

  Return on Common Equity                           3.99%***      10.60%        8.81%       10.11%       13.05%         12.88%**
  Ratio of AFDC to Common Stock Earnings             143%***         28%          29%          21%           9%             4%**
  Ratio of Earnings to Fixed Charges                1.04 ***       1.96         1.65         1.76         2.15           2.40 **

  Payout Ratio                                       210%***       82.5 %       97.0 %       82.2 %       61.8 %         65.1%
  Percentage of Construction Expenditures
    Funded Internally                                 72%            70 %         37 %          8 %          - %           52%
=================================================================================================================================

RESIDENTIAL CUSTOMER DATA

  Average Number of Customers                     84,211         83,305       82,568       81,151       79,431         77,694
  Kilowatt-Hours per Customer                      6,118          6,265        6,265        6,382        6,513          6,499
  Revenue per Customer                        $   762.89     $   797.42   $   708.63   $   654.21   $   598.76    $    576.80
  Revenue per Kilowatt-Hour in cents               12.47          12.73        11.31        10.25         9.19           8.88
=================================================================================================================================

MISCELLANEOUS SYSTEM DATA

  Net System Capability at Time of Peak (MW) Firm 341.17         342.39       337.29       323.06       323.06         307.33
  System Peak Demand (MW) (Winter Peak)           267.42         253.27       264.17       251.62       264.32         261.66
  Reserve Margin at Time of Peak                    27.6%          35.2%        27.7%        28.4%        18.2%          17.5%
  System Load Factor                                76.4%          77.2%        73.0%        79.5%        75.7%          75.2%
=================================================================================================================================


  *   Includes losses of $477,000 in 1988 ($.11 per common share) due to loss on investment in Seabrook Nuclear Units (See Note 8
  **  Excludes Seabrook losses noted above
  *** Includes the reserve established on certain licensing activites in 1993 ($5.7 million after taxes or $.95 per common share)
         (See Note 7).



MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
CONDITION




   Liquidity and Capital Resources

   The Consolidated Statements of Cash Flows reflect the Company's liquidity and its capital resource requirements for the years 1991 through 1993. The
   Company's operations generated cash from operations of $33.4 million, $25.6 million and $15.9 million for the years ended 1993, 1992 and 1991, respectively.

   Since 1987, the Company's cash flows have been affected rather significantly by the Maine Public Utilities Commission ("MPUC") rate order to phase-in the substantial increases in costs included in the fuel cost adjustment rates to customers as a result of the commencement of contracts to buy power from small power production facilities (independent, non-utility power projects developed in accordance with the Public Utility
   Regulatory Policies Act of 1978 ("PURPA")). As a result of this phase-in, customers were not billed the entire amount of these cost increases at the time the costs were incurred by the Company. These costs were under-billed from 1987 through 1990 and were major cash requirements in these periods.
   The accumulation of these amounts, plus interest, has been shown as "deferred fuel and interest costs" on the Consolidated Balance Sheets
   ("Balance Sheets"). Since 1991 the billed amounts have exceeded the costs incurred, and deferred fuel cost balances have been reduced and cash flow enhanced by $9.7 million in 1993, $12.3 million in 1992 and $5.2 million in 1991. The deferred fuel balance on the Company's Balance Sheet at December 31, 1993 totalled $2.6 million. As explained in Note 1 to the
   Consolidated Financial Statements (the "Financial Statements") deferred fuel accounting neutralizes any impact on earnings from the over- or under-collection of these costs. Also, as discussed in Note 1, in 1991 and 1992 certain purchased power costs were also deferred and their under-collection in 1992 and over-collection in 1991 affected the cash flow in these periods.

   Note 1 also discloses that depreciation expense and, hence, cash flow have been reduced by a decrease in the Company's effective depreciation rate as a result of an independent study completed in 1989. In addition to recommending an increase in the depreciable lives of assets currently in service, the study also determined that the reserve for depreciation was over-accumulated. A Stipulation among the Company, the MPUC Staff, the Maine Public Advocate and certain other intervenors, which was approved by the MPUC, provided new base rates effective October 1, 1990, and contained a provision to amortize the balance of the over-accumulated reserve for depreciation account ($11.4 million at October 1, 1990) over a six-year period. This amortization of the over-accumulated reserve for depreciation account has reduced depreciation expense by $1.9 million annually below what the expense would have been without any such amortization. To the extent depreciation expense is reduced, the Company's revenue requirement and, therefore, cash flow will likewise be reduced. The reduction in depreciation expense from these adjustments has been partly offset by increases in the Company's depreciable base resulting from its construction program.

   Company construction expenditures amounted to $33.6 million in 1993 versus
   $24.3 million in 1992 and $21.8 million in 1991. In 1993, $12.8 million of the construction expenditures was related to the Company's hydroelectric facilities, $10.4 million was for its distribution system, and $4.9 million was for its transmission system with the remainder related to generation, other general property and equipment, and Federal Energy
   Regulatory Commission ("FERC") relicensing costs pertaining to hydroelectric projects. Construction expenditures in 1993 included $11.4 million to rebuild the Graham Lake dam and repair the Ellsworth dam, both of which are located in Ellsworth, Maine. This work, which will be completed in 1994, was required as a result of a FERC inspection of the federally licensed facility. Construction expenditures including Allowance for Funds used During Construction ( AFDC ) are expected to aggregate about $66 million for the 1994-1996 period. It is projected that the Company's net cash flow provided from operations (after deducting preferred and common dividends paid) will be approximately 60% of construction expenditures over this three-year period. Included in the budget for 1994 is approximately $2.2 million to complete the Graham Lake and Ellsworth dam projects.

   As a result of increased uncertainty about the ultimate recoverability of amounts invested through 1993 in licensing activities for proposed additional hydroelectric facilities (which is discussed below), the Company's Board of Directors voted on December 15, 1993 to establish a reserve against those investments. The reserve amounted to $5.6 million after taxes and has resulted in an after-tax negative impact on 1993 earnings of $.95 per common share. The projects for which the reserve has been established are a proposed dam and 38 megawatt generating facility that would be located at the so-called Bain Mills site on the Penobscot
   River in the towns of Orono and Bradley, Maine and an 8 megawatt addition to the Company's existing dam and power station on the Penobscot River in the towns of Veazie and Eddington, Maine. These projects are captioned
   "Basin Mills" in the Financial Statements. They would require a total investment of about $140 million if they are constructed. The Company has been pursuing the permitting of these facilities at Federal and State agencies since the early 1980's.

   In November 1993 the Maine Board of Environmental Protection ("BEP") approved the Basin Mills and Veazie projects under State environmental laws and issued the water quality certificate required by the Federal
   Clean Water Act. The BEP's order is subject to a number of conditions, some of which could prove to be costly if the projects are developed. The
   BEP's decision is being appealed by the projects' opponents, and the Company cannot predict the outcome of these proceedings. As part of the licensing process at the FERC, a study to issue a Federal Environmental
   Impact Statement ("EIS") is being conducted with respect to these projects. The draft EIS could be issued in mid-to late-1994. The Company's efforts and expenditures in the EIS process are expected to be minimal. If the projects continue, further significant licensing activities can be expected at the FERC, the U.S. Army Corps of Engineers, the MPUC, the BEP and possibly other agencies. The Company cannot predict the outcome of the licensing and permitting activities that are required in order for these projects to be constructed.

   In addition to the Company's inability to predict the outcome of the requisite licensing activities, other uncertainties have arisen as a result of changes that have developed and are continuing to develop in the electric utility industry. In general, these changes are occurring as a result of the infusion of competition into the industry. In Maine, the Company and other utilities have also experienced rapidly escalating rates, in large part as a result of the requirement to purchase power from certain non-utility, independent power producers. In response to the rate escalations, electricity customers in Maine have increased their participation in the regulatory process and have organized resistance to further rate increases. See also the section on the effect of competition in Results and Operations below.

   The changing business climate for electric utilities can affect the manner in which utilities provide for the resources to serve its customers.
   Traditionally, electric utilities have been able to invest in capital intensive projects with long-term benefits, such as hydroelectric projects, because of the relative certainty that there would continue to be a stable customer base protected by regulation. Now, competitive factors, such as the availability of energy supplies from alternative fuels and the relaxation of restrictions against competition from other suppliers of electricity make it increasingly difficult to increase prices in the initial years of a project's operation as is often necessary in order to realize the long-term benefits of capital intensive projects.
   These developing concerns introduce new uncertainties with respect to the timely recovey of the investment required to construct the Basin Mills and Veazie projects. Accordingly, although the projects are not being abandoned and licensing activities are continuing, there is now less certainty that they will be constructed or that the costs for the completed projects could be recovered under the traditional model of utility regulation.

   The Company also believes that the recoverability of the costs incurred to date is subject to increasing uncertainty. Under Maine law and regulation, the MPUC can authorize the recovery of prudently incurred utility investment in abandoned or cancelled projects. However, under current MPUC policy, recovery of plant investment cannot begin until either it becomes operational or it is abandoned or cancelled. Since neither of these events has occurred and since the Company cannot predict when either of them might occur, it is impossible to forecast when a final regulatory decision on the recoverability of the costs might be made. Moreover, given the concerns about competitiveness described above, at the time when recovery of those costs might be requested the Company would likely take into consideration the impact of the inclusion of those costs in its rates, and could conclude that it would not be in the Company's best interests to pursue cost recovery.

   At December 31, 1993, the Company had invested $3.4 million in a proposed
   345 KV transmission line from its existing substation in Orrington, Maine, to the New Brunswick border. This proposed transmission line would increase the total transfer capability between Maine and the Canadian province of New Brunswick from 700 MW to 1000 MW. The Company has budgeted a minimal amount of cash expenditures for this project during the 1994-1996 period. This project is proceeding under a preliminary agreement with New Brunswick Power. It is anticipated that long-term support agreements with participating utilities would be established to reimburse the Company for a portion of the preliminary costs and to provide for the operating and capital costs of the line. The nature and extent of the Company's obligation in such an arrangement is unknown at this time, and there can be no assurance that such support agreements will actually be put into place or that the transmission line will be constructed. However, the Company is currently receiving benefits from its investment to date through favorable power purchase arrangements with New Brunswick Power and expects that future investments if and when undertaken will produce concomitant benefits over the relatively short term. The Company does not expect to adjust the carrying value of its investment in the project so long as these benefits continue to accrue to the Company.

   In order to lower the overall cost of power to its customers, in June of 1993 the Company negotiated an agreement to cancel its purchased power agreement with the Beaver Wood Joint Venture ("Beaver Wood"), one of the high-cost independent non-utility power producers that began providing power to the Company in the mid 1980's. In connection with the cancellation the Company paid Beaver Wood $24 million in cash and issued a new series of 12.25% First Mortgage Bonds due July 15, 2001 to the holders of Beaver Wood's debt in the amount of $14.3 million in substitution for Beaver Wood's previously outstanding 12.25% Secured Notes. Also, in connection with the cancellation agreement, Beaver Wood paid the Company
   $1 million at the time of settling the transaction and has agreed to pay the Company $1 million annually for the next six years in return for retaining ownership of the facility with the intent to try to market the power to others. The payments are secured by a mortgage on the property of the Beaver Wood facility. The Company believes this buyout transaction will result in significant savings to its customers over the term of the cancelled contract compared to the continuation of payments under the purchased power contract.

   In May 1993 the Company received an accounting order from the MPUC related to the purchased power contract buyout. The order stipulated that the Company may seek recovery of the costs associated with the buyout in a future base rate case, and could also record carrying costs on the deferred balance. Consequently a regulatory asset of $40.3 million has been recorded as of December 31, 1993. Effective with the implementation of new base rates on March 1, 1994, the Company will begin recovering over a nine year period the deferred balance, net of the $6 million anticipated to be received from Beaver Wood.

   The Company has nine other contracts with independent power producers.
   Five are relatively small hydroelectric facilities with which the Company has not yet explored renegotiations. One is the West Enfield project in which the Company has a 50% interest (see Note 7 to the Financial
   Statements), which is unlikely to be renegotiated. One is a waste-to-energy plant that is a significant component in the region's solid waste disposal strategy and is unlikely to be renegotiated. The remaining two are the wood-fired plants in West Enfield and Jonesboro, described in Note 7. The Company has been actively pursuing attempts to renegotiate the contract with these facilities, without success to date.
   If such negotiations were to commence, and an agreement to renegotiate or terminate the terms of the contracts were reached, substantial resources would be required on the part of the Company to complete the transaction.
   It is possible that because of the size of the financial commitment that would be necessary the Company and its customers would be able to realize only a portion of the potential benefits from such contract restructuring.

   External capital in 1993 was provided from the June issuance of 745,000 new shares of common stock, resulting in proceeds of $14.8 million. Also in June 1993, the Company issued $15 million of 7.3% first mortgage bonds.
   These bonds mature in 2003, and are not subject to sinking fund payments.
   The Company's Dividend Reinvestment and Common Stock Purchase Plan was modified, effective with the April 20, 992 dividend, so that dividends and optional cash payments are now being invested in newly issued common stock rather than in already outstanding common stock purchased in the open market. The change resulted in the Company realizing a common stock investment of $1.2 million through the issue of 59,439 shares in 1993. The proceeds from the stock and bond issuances were used to partially finance construction expenditures and a portion of the costs associated with the buyout of the power purchase agreement with Beaver Wood, as well as enabling the Company to redeem through mandatory and optional sinking fund payments and through optional redemption provisions, $15.1 million of higher cost first mortgage bonds. In addition, short-term debt was increased by $21 million during 1993.

   External capital in 1992 was provided primarily through the issuance of two series of first mortgage bonds: a $20 million, 7.38% series maturing in 2002 and a $20 million, 8.98% series maturing in 2022. The bonds contain no provisions for sinking fund payments. Through the Dividend
   Reinvestment and Common Stock Purchase Plan, the Company realized a common stock investment of $914,477 through the issue of 50,271 shares. The funds provided from these three sources enabled the Company to redeem, through mandatory and optional sinking fund payments as well as through optional redemption provisions, $19.86 million of higher cost first mortgage bonds.
   In addition short-term debt was reduced by $13.5 million during 1992.

   External capital in 1991 was provided from the June 18, 1991 issue of 920,000 new shares of common stock. The proceeds to the Company from the common stock sale of $13.1 million were used to reduce outstanding short-term debt. Short-term debt increased by $5.5 million in 1991.

   The Company's bank borrowings, which are provided through a $25 million revolving credit facility as well as $30 million in lines of credit, are discussed in more detail in Note 5 to the Financial Statements. These short-term credit arrangements are being used as interim financing for the Company's construction program. The revolving credit facility expires in May 1994 but may be extended through May 1995 with the unanimous consent of the participating banks.

   The Company plans to issue approximately 782,500 new shares of common stock through a public underwriting in the first quarter of 1994. The
   Company also plans to raise approximately $12 million later in 1994 through the issuance of new shares of preferred stock. Proceeds from both of these issues will be used to reduce outstanding short-term debt, which totalled $38 million at January 31, 1994. In 1994 shareholders will be asked to authorize additional shares of common and preferred stock.

   The Company's first mortgage bond indenture limits the issuance of first mortgage bonds to 75% of bondable property and requires earnings coverage of at least two times pro forma annual first mortgage bond interest charges at the time the bonds are issued. Under these tests, at December
   31, 1993, the Company could have issued approximately $30 million of additional first mortgage bonds at an assumed interest rate of 7.5%. The
   Company has $4.4 million of first mortgage bond sinking fund requirements in the period 1994-1996. An additional $9.3 million is anticipated to be retired as a result of optional redemption and sinking fund payments during that period.

   The issuance of authorized but unissued preferred stock is not subject to any issuance tests contained in any of the Company's governing documents or agreements.

   RESULTS OF OPERATIONS

   EFFECT OF COMPETITION ON FUTURE SALES, EARNINGS AND DIVIDEND POLICY   An
   important factor which will impact the Company's future profitability is the infusion of competition into the electric utility business in the
   United States. As utilities adjust to competition their abillity to compete on price becomes increasingly important. Maine utilities, including the Company, have been experiencing increases in their costs as a result of legal obligations to purchase power from the non-utility power producers, policies regarding utility-financed conservation and demand-side management ("DSM"), expenditures for low income assistance subsidies, and various other mandates. These costs have translated into higher rates to customers. Over the last six years, Maine's electric rates, on average, have increased faster than the average electric rates in New England, exclusive of Maine. Maine's rates had been substantially lower, on average, than elsewhere in New England, but with the rate of increase experienced recently, the average rate in Maine is now just below the New England average. The Company's average rates are about equal to the New England average.

   As a result of the impact of the foregoing, competition for the electric customers' business in Maine is keen. Other utilities that purchase electricity from Maine utilities have access to the competitive power supply markets, which is causing Maine's utilities to reduce prices to those customers or lose the business altogether. Although rtail electric customers in Maine are generally unable to purchase directly from other electricity suppliers under current law, customers are increasingly turning to alternative methods of providing the desired end-use, or are otherwise curtailing their purchases of electric energy. In order to meet the competition for existing business, the Company is having to negotiate prices for customers that have competitive alternatives for their energy needs, or that would otherwise leave the system.

   In the near term, the necessity to reduce prices to retain sales causes a shortfall in revenues needed to satisfy the utility's overall revenue requirement. In order to avoid an adverse impact on earnings, this revenue shortfall must be made up by adjusting rates to other customers, or by increasing sales, or some combination thereof. The Company believes the MPUC will allow rate adjustments to account for this impact as necessary as long as the Company has prudently managed this competitive factor, although public resistance to rate increases and the possibility of municipalization of electric service (a practice that is not widespread in Maine) are likely to act as a constraint in making these adjustments. In the longer term, the Company believes it could perform successfully in a competitive market, because despite the Company's current high cost structure the marginal cost of providing electric service is relatively low. The Company expects that, if public and regulatory policies were adjusted to permit the active pursuit of greater sales, the price that could be charged in a competitive environment, while lower than many of the Company's current rates, would recover more than the marginal cost of providing the service. The Company also believes a strategy of greater electrification would, in addition, produce desirable environmental quality improvement. If the Company is successful in expanding its market share with competitive rates, the increased revenue in excess of marginal cost will enhance earnings and offset the need for other rate increases.
   In addition, alternative regulatory methods, which are in the early stages of exploration at the MPUC, could mitigate the impact on earnings and accommodate greater pricing flexibility on the part of utilities.

   Under current regulatory policies, the Company has only limited authority to adjust its prices to meet the competition as described above. However, the Company is pressing for changes in those policies to expand its pricing flexibility. The Company has negotiated and put into effect a number of competitive energy rate arrangements, and more negotiations are under way. Two of those arrangements have provided for the sale of interruptible energy to major customers of the Company. For the largest customer, LCP Chemicals ("LCP"), a chemical manufacturer served largely on an interruptible basis, the Company implemented a contract whereby the price was reduced substantially. This lost revenue has been incorporated into the rates of other customers. A second contract was entered into to secure new revenues from a large pulp and paper company. This customer has historically generated its own power, and the new contract provides for the capability for the Company to sell or buy up to 20 megawatts of interruptible energy and provides benefits to both the customer and the Company.

   More recently, the Company has been negotiating on a case-by-case basis with customers that have demonstrated that, without rate relief, they will curtail their purchases from the Company. The MPUC has recently authorized the Company to enter into a five-year contract (terminable by the customer with two years' notice) for the supply of power to one of the Company's largest firm industrial customers at reduced rates. At the same time, the MPUC issued an accounting order that would mitigate the negative impact on earnings of a reduced base rate contribution from this customer.
   Nevertheless, since these reduced rates were not considered in the Company's most recent base rate proceeding, the Company expects that the new contract will reduce the base rate contribution from that customer by about $1 million annually from historical levels and will negatively affect the earnings unless the Company can reduce its costs or increase its revenues from other sources. However, the Company believes that without the contract, its earnings would have been affected to a significantly greater degree had the customer opted for its lower cost energy alternatives. In authorizing the contract, the MPUC specifically reserved for a future proceeding any determination of the Company's prudence in entering into the arrangement. The Company believes it can demonstrate this transaction is prudent and in the best interest of all of its customers.

   Another of the Company's largest firm industrial customers recently contacted the Company seeking rate concessions in order to maintain current levels of electric purchases. The Company cannot yet assess the likelihood of rate reductions for that customer.

   More generally, the impact of competition poses the challenge of minimizing rates to the extent possible. This includes aggressive cost-cutting in all areas, while continuing to improve the quality of service to customers. Strategies to compete might also include the acceptance of lower stockholder returns, forbearance from seeking rate increases, and reconsideration of recovery of various embedded costs. Two priorities being pursued in 1994 to cut costs and improve efficiency and effectiveness in providing service to customers are moving toward a centralized telephone customer service system and implementing bi-monthly meter reading. Management is also implementing other cost-containment measures including an early retirement program in early 1994, reengineering business processes to provide greater efficiencies, and identifying new areas of revenue enhancement in an effort to enhance earnings.

   Some initiatives to reduce costs and increase competitiveness will have a short-term cost that must be recognized in order to achieve long-term savings. One such initiative is the early retirement program, which will produce long-term savings by reason of a reduction in the workforce, but which will cause the Company to recognize a cost in the year of implementation. In connection with the 1994 early retirement program, the Company expects to record a cost of approximately $1.5 million (before income taxes) in the first quarter of 1994, which will reduce reported earnings for the quarter by about $.15 per common share after income taxes. Some of this impact will be made up by reduced payroll costs for the remainder of 1994.

   The competitive factors discussed above may affect the level and consistency of common dividend payout for the Company and other electric utilities. Historically, a secure, geographically-protected market and a reasonably assured ability to adjust rates to cover increases in costs has, in general, permitted electric utilities to establish a pattern of common dividend payment continuity at relatively high payout ratios, reasonably free of volatility, and with an expectation of consistent growth over time. This, in turn, has facilitated utilities' efforts to attract, at reasonable cost, the capital to invest in the plant and equipment necessary to provide utility service at prices explicitly capped by a return on investment limited by regulation. With the infusion of competition into the electric utility business, however, the continuity of dividend payments will be less certain. As electric utilities lose the ability to increase prices to cover increased costs, dividend policies will have to depend more heavily on shorter term expectations for sales and earnings. Additionally, a perception of greater investment risk in the industry may require an increase in equity ratios and higher retention of earnings. Therefore, it is likely that more competition in the electric utility industry will introduce more volatility in dividend payouts than has historically been the case. Offsetting these uncertainties, however, is the possibility of growth in electric sales and earnings which may result from greater pricing flexibility (depending upon MPUC actions) and an increased emphasis on marketing and cost-control by the Company.
   However, there can be no assurance that such growth in electric sales will in fact occur in amounts sufficient to offset completely the effects of competition or provide the ability to maintain consistent dividend levels.

   Although the Company faces near-term challenges as a result of having relatively high rates in an increasingly competitive market, and the factors described above will play a larger role in dividend payment considerations, the Company does not presently anticipate the need to reduce the level of the common dividend. This judgment is based on assumptions of at least a modest increase in sales, the ability of the Company to control operation and maintenance ( O&M ) and capital expenditures, and the feasibility of relatively modest rate increases in future years. While the Company believes these assumptions to be reasonable at this time, no assurance can be given that these assumptions will be accurate or that developments will not change the prospects for dividend payments. The Company expects that future growth in earnings and dividends will be derived primarily from the growth in the business necessary to serve an expanding economy, success in achieving a larger share of the energy market in a competitive environment, and management's continued commitment to improving the efficiency and effectiveness of the Company's operations.

   BASE RATE INCREASES   Under Maine law and regulations issued by the MPUC,
   the Company collects revenue from its customers through "base rates" that are established from time to time by the MPUC. The Company also charges a
   "fuel cost adjustment" which is a positive or negative adjustment to reflect changes in the cost of fuel for generation and certain costs of purchased power.

   On May 18, 1993 the Company filed with the MPUC a general base rate case proposing a $22.8 million increase in base revenues. After litigating the case throughout 1993, the Company reduced its revenue request to $17.6 million. On February 17, 1994, the MPUC issued an order allowing the Company, effective March 1, 1994, to increase its base rates by $11.1 million. This represents a 15.9% increase in base rates and an increase in average overall rates of 7.9%. More than half of the rate increase is to recover the costs associated with the buyout of the Beaver Wood purchased power contract. That transaction contributed to the significant reduction in the Company's fuel cost adjustment to customers which became effective in November of 1993. The combined effect of the fuel cost adjustment decrease and the base rate increase results in an average rate increase of .6% over those that were in place a year ago.

   The MPUC order provided an authorized return on common equity of 10.6%.
   However, the Company may not earn its authorized return on equity in 1994 since the revenue allowance in the MPUC order is based on a more optimistic view of sales growth during 1994 than is anticipated by the Company, and the decision does not include the impact of the reduction in annual revenue associated with the recently authorized industrial customer contract described above, or the costs that must be recognized in 1994 as a result of the early retirement plan described above.

   On December 16, 1991, the MPUC issued an order allowing the Company to increase its base rates on January 1, 1992 to produce a total increase in annual revenues of about $12.2 million, which was equivalent to a 20.6% increase in base rates or an 8.9% increase in total rates. This increase included an interim base rate increase of $2 million which became effective on September 1991, and reflected an allowed return on common equity of 12.25%.

   EARNINGS   Earnings per common share were $.63, $1.60 and $1.33, and the earned return on average common equity was 4.0%, 10.6% and 8.8% for the years ended 1993, 1992 and 1991, respectively.

   The 1993 reduction in earnings was primarily due to the establishment of a reserve for the full amount of licensing costs incurred through December
   31, 1993 in the Basin Mills and Veazie hydroelectric projects. This reserve, which amounted to $8.7 million ($5.6 million after taxes), resulted in a $.95 reduction in earnings per common share after taxes for the year ended December 31, 1993. The establishment of this reserve is more fully discussed above in the section on liquidity and capital resources.

   Exclusive of the impact of the foregoing reserve, the Company would have earned $1.58 per common share, or a return on common equity of 10.6% in 1993.

   The 1992 earnings improvement was due primarily to the January 1, 1992 base rate increase. However, actual kilowatt-hour ( KWH ) sales for 1992 were below the assumption used by the MPUC in setting the base rates that went into effect at the beginning of 1992. In addition, income from LCP was significantly below that recorded in 1991 and also below that assumed in the new base rates. As a result of both of these items, 1992 earnings were below the level needed to earn the then authorized return on common equity of 12.25%.

   The earnings decline in 1991 was principally due to insufficient sales growth, growth in the costs of financing the Company's expanding property base, and the increase in operating expenses.

   REVENUES   Base rate revenue increased by $998,539 or 1.4% in 1993 and $12 million or 19.4% in 1992. In 1993, this increase was due primarily to a
   1.6% increase in non-interruptible (i.e., firm) KWH sales. The 1992 change was due to the increases in base rates on January 1, 1992 and September 1,
   1991.

   Accounting Release 14 ("AR 14") issued by the FERC has required the reclassification of certain sales to other utilities that the Company had previously classified as reductions to fuel and purchased power expense to now be shown as fuel cost adjustment revenue. These transactions are sales related to power pool and interconnection agreements and resales of purchased power. KWH sales from the reclassifications are shown as "Off-System Sales" in the Six-Year Statistical Summary that accompanies the Financial Statements.

   Interruptible KWH sales increased by 22.2% in 1993 due to increased usage by a large paper manufacturer and LCP. In June 1993, the contract rate for LCP returned to the revenue sharing rate which had not been in effect since the second quarter of 1992. The new rate is lower than the previous rate at which LCP was being charged (see Note 1). While KWH sales to LCP increased 8.2% in 1993, base revenues from those sales remained basically unchanged for the year. Firm sales, which includes sales to residential customers, increased 1.6%, prior to the AR 14 reclassification in 1993.
   Warmer weather in the summer of 1993 tended to increase sales, but the continued weak economy offset the weather induced sales increase.
   Residential sales decreased 1.3% in 1993 compared to 1992 due principally to reduced KWH usage per customer of approximately 2.3% offset by a 1.1% increase in average residential customers. Firm sales also include sales to commercial and large power customers which increased by 2.0% in 1993.
   Firm sales to industrial customers increased by 1.5% in 1993.

   Interruptible KWH sales increased by 2.4% in 1992 due to increased usage by a large paper manufacturer. Firm sales to residential customers in 1992 comprised 33% of total delivered sales and increased .9% in 1992 over 1991 due to a .9% increase in the average number of residential customers. The
   KWH usage per customer for this customer class was virtually unchanged as a result of colder weather which substantially offset the results of higher electric prices and Company-sponsored conservation programs. Firm sales to commercial and large power customers increased by 1.5% in 1992.
   This customer class experienced a 1.5% increase in customers and a .9% decrease in KWH usage per customer. Firm sales to industrial customers increased by 5.7% in 1992.

   The decline in interruptible sales in 1991 was due to lower sales to LCP.
   Residential sales were basically unchanged in 1991, as the average number of customers increased by 1.7% while average KWH usage per customer declined by 1.8% in response to higher electric prices as well as Company-sponsored conservation programs and more moderate weather conditions. Sales to commercial and large power customers increased by .4% in 1991. This customer class experienced a 1.5% increase in customers and a 1.5% decrease in KWH usage per customer. Firm sales to industrial customers increased by 1.7% in 1991.

   The earnings from Penobscot Hydro Co., Inc. ("PHC"), a wholly owned subsidiary incorporated to own the Company's 50 interest in the West
   Enfield hydroelectric project, contributed about $706,000, $745,000 and $912,000 to base rate revenue in 1993, 1992 and 1991, respectively.

   Fuel cost adjustment revenue increased by $15.3 million, $13.8 million and $15.7 million in 1993, 1992 and 1991, respectively, due to the aforementioned reclassification required by AR 14. After the reclassification, fuel adjustment revenue increased by .2% in 1993, 2.5% in 1992 and 10.9% in 1991. This declining trend reflects the completion of the phase-in of the substantial increases in costs included in the fuel cost adjustment due to the contracts with the non-utility power projects.
   On November 1, 1993 the fuel cost adjustment rate was decreased by 12.5%.
   In 1992 the fuel cost adjustment rate was increased on March 1 and decreased on November 15 so that total rates were adjusted by 2% on each of those dates. In addition to the cost of fuel itself, fuel charge revenue also includes the cost of interest expense on deferred fuel balances, as well as, for 1992 and 1991, the difference between actual, non-fuel purchased power costs and the purchased power costs allowed in base rates. Commencing with the base rates effective on October 1, 1990, and ending with the base rates effective on January 1, 1992, with the exception of the capacity costs related to the power entitlement from Maine Yankee Atomic Power Company ("Maine Yankee"), substantially all purchased power capacity costs were reported as fuel cost adjustment revenue on the Consolidated Statements of Income ("Statements of Income").
   The significance of treating purchased power costs in the same manner as other costs included in the fuel cost adjustment is that differences between projected costs that are the basis of any year's fuel cost adjustment rates and costs actually incurred are deferred for reconciliation in a subsequent fuel cost adjustment. The reconciliation can be positive or negative, depending on actual experience. Effective with the increased base rates at January 1, 1992, current purchased power costs reverted to being recovered through base rates and therefore did not have the reconciliation feature associated with the fuel cost adjustment rate.

   The components of fuel revenue are shown below:

                                       1993           1992           1991
   --------------------------------------------------------------------------
   Fuel expense                    $102,670,217   $101,465,555   $ 93,686,895
   Interest recoverable on deferred
     fuel and deferred purchased
     power costs -
       Recovered currently             (182,965)     1,328,931      2,439,668
       Deferred for future return       461,058       (523,657)      (131,386)
   Purchased power costs through
     the fuel cost adjustment                 -        450,476      3,111,351
   Reclass of sales for resale from
     purchased power capacity                 -         72,399      1,139,399
   Other fuel related items              15,378        (14,242)        25,315
   --------------------------------------------------------------------------
   Fuel revenue, as reported       $102,963,688   $102,779,462   $100,271,242
   --------------------------------------------------------------------------

   The deferred interest credits (charges) represent the actual interest costs required to finance deferred fuel costs in excess of (below) the amount of such interest costs allowed in the fuel cost adjustment. This deferred interest is included in deferred fuel costs on the Balance Sheets for future return to customers. Deferred fuel accounting is discussed in
   Note 1.

   EXPENSES   As a result of the deferred fuel accounting methodology
   followed by the Company, whereby retail fuel expense is recorded to match retail fuel cost adjustment revenue, fuel expense has increased in proportion to the increases in fuel revenue.

   Purchased power expense increased by approximately $239,000 in 1993 due to greater capacity and transmission costs related to the Maine Yankee nuclear plant. Due to the AR 14 reclassification of power sales to other utilities explained above, purchased power expense has been increased by $72,399 in 1992 and $1.1 million in 1991. Purchased power expense increased in 1992 due to $1.5 million more of capacity costs associated with open market economy purchases. This increase was somewhat offset by a reduction of $897,000 from the 1991 level of the recovery of purchased power expenses previously deferred. In accordance with the 1992 base rate order, $1.8 million of refueling costs incurred in 1993 associated with a Maine Yankee refueling shutdown has been deferred as of December 31, 1993 for collection by February 1995.

   In accordance with the ratemaking process which matches revenue with expense, purchased power expense increased in 1991 due to the inclusion of greater amounts of purchased power costs in customer rates which allowed expense recognition in that period.

   O&M expense for 1993 increased 9.0%. In 1993 labor costs increased by $1.1 million as compared to 1992. This increase was a result of higher levels of payroll reflected in O&M as well as an average wage rate increase of 3.5% on January 1, 1993. The increased payroll was also impacted by certain merit and market adjustments during 1993. At the end of 1993, 1992, and 1991 the Company had 528, 524, and 545 full-time employees, respectively. The Company has entered into a three-year collective bargaining agreement with Local 1837 of the International Brotherhood of Electrical Workers which provides for general wage increases of 3.25% and 3.5% in 1994 and 1995, respectively. About 39% of the Company's employees are represented by the union. Wages and salary adjustments for other
   Company employees are discretionary. The Company is aggressively pursuing various cost containment measures.

   Non-labor expense increased by $1.3 million or 11.2% in 1993. As detailed in Note 6 to the Financial Statements, pension income decreased $336,000 in 1993 due principally to a plan amendment which provides additional benefits to certain plan participants. In December 1993 the Company charged to expense approximately $189,000 in costs associated with a feasibility study for the implementation of a geographic information system. Tree trimming expenses increased $150,000 in 1993 as compared to 1992. Non-labor expense was also impacted by $131,000 in costs incurred to remove contaminated soil at one of the Company's hydroelectric facilities, as well as $190,000 in additional outside services expense in 1993
   (accounting, legal, and consulting costs) versus 1992. The Company also experienced significantly higher costs of maintaining its facilities in 1993. These increases in O&M were offset by the impact of the $786,000 in expense recorded in 1992 related to an early retirement plan (see below), as well as a $124,000 reduction in uncollectible revenue expense in 1993.
   The reduction in uncollectible revenue expense was a result of a $500,000 increase in the reserve at December 31, 1992, offset by a higher levels of bad debt write-offs in 1993.

   O&M expense for 1992 increased 7.1%. Without the expense for uncollectible accounts, which increased from $640,000 in 1991 to $1.2 million in 1992, O&M expense increased 4.9% in 1992. In 1992, labor costs increased by $611,000 or 4.2% principally due to an average wage increase of 4.5% effective January 1, 1992. The labor cost for the year was influenced by an early retirement plan implemented during the third quarter. Thirty-seven employees accepted the early retirement offer.

   Non-labor expense exclusive of uncollectible revenue expense increased by 6.1% in 1992. Non-labor expense was also affected by the early retirement program. Under accounting guidelines, a portion of the cost of the early retirement plan, $786,000, was required to be expensed in 1992. Because of the over-funded status of the Company's pension plans, as detailed in Note
   6 to the Financial Statements, pension plan income of $348,214 was recognized in 1992. This income amount was increased by about $300,000 due to an increase in the assumption for the rate of return on pension plan investments from 8% to 9%. This change in the assumption was made as a result of the favorable returns of the pension plans' investments in the past.

   The increase in the uncollectible revenue expense is due to an increase in the reserve for doubtful accounts of $500,000 from $950,000 at December
   31, 1991 to $1.45 million at December 31, 1992 and an increase in the net amount of accounts written off in 1992 of $74,000. The decision to increase the reserve for doubtful accounts was the result of an increase in the overall balances of accounts receivable as well as increases in the balances of overdue accounts receivable.

   LCP filed for protection under Chapter 11 of the bankruptcy law in July
   1991. At the time of the bankruptcy filing, LCP owed $719,642 for electric service, for which the Company has a general, unsecured claim. In addition, LCP is seeking to recover from the Company certain payments for electric service made prior to the filing as preference payments under the bankruptcy law. Since the filing, pursuant to arrangements approved by the Bankruptcy Court, LCP must pay for service weekly in arrears and the Company may curtail deliveries of power three days after the presentation of a weekly bill. Furthermore, the Company has been permitted to collect a deposit to secure the value of approximately one week of service. As a result, the LCP account for service rendered after the date for bankruptcy filing is current. See Note 9 to the Financial Statements for further information on this matter.

   O&M expense for 1991 increased 5.7%. Labor costs increased as a result of a 5% wage increase for 1991 and a greater number of employees. The non-labor O&M expense category increased due to an $850,000 increase in tree-trimming expense, increases in the costs of medical insurance for union employees, increases in mailing, and other costs related to the base rate case and other customer programs. Also, 1991 non-labor O&M expense was increased by $220,000 due to the expensing of oil spill prevention costs and $97,000 related to costs pertaining to a fire at one of the hydro plants. These cost increases were somewhat offset by a $400,000 decrease in hydroelectric maintenance expense. Bad debt expense for 1991 decreased by $158,000 due to the fact that the 1990 expense had been increased by the decision to increase the bad debt reserve by $200,000.
   The level of the reserve for bad debts at December 31, 1991 was retained at $950,000.

   Over the periods reported, depreciation and amortization expense has been affected by increases in depreciable property.

   The seven-year amortization of the recoverable investment in Seabrook Unit
   No. 2 was completed in 1992. In 1992 and 1991 that amortization amounted to $968,000 and $1.1 million, respectively. The investment in Seabrook
   Unit 1 is being amortized over an original period of 30 years at a rate of $1.7 million per year.

   General taxes have increased over the periods reported due to growth in the Company's property, plant and equipment subject to property tax, and to greater payroll taxes due to increased payroll and higher payroll tax rates. However, in conjunction with the computations in the December 16, 1991 rate order, the Company changed its estimate of prepaid property taxes by using each municipality's actual fiscal year instead of using the State's date of property assessment for this purpose. This change decreased this expense by $356,000 in 1992.

   In 1993 income taxes decreased by $839,000 due to lower taxable income.
   The effective federal income tax rates for the years ended 1993, 1992 and 1991 were 28%, 30% and 25%, respectively. Note 2 to the Financial
   Statements gives further information on income tax expense.

   ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION ("AFDC")   AFDC increased by
   121% in 1993, 26% in 1992 and 34% in 1991. The 1993 increase is due principally to the accrual of carrying costs associated with the purchased power contract termination as previously discussed. In 1993 approximately
   $2.3 million in associated carrying costs were recorded on these costs.
   The AFDC increases for 1991-1993 are also due to larger amounts of construction work in progress. The construction work in progress amounts have increased due to a large capital construction program as well as expenses incurred in connection with the relicensing of several of the
   Company's hydroelectric stations. Carrying costs are also being accrued on expenditures related to DSM activities ($2.9 million at December 31,
   1993). AFDC as a percent of common stock earnings amounted to 142.6% in
   1993, 27.5% in 1992 and 28.7% in 1991.

   OTHER INCOME AND DEDUCTIONS   In 1993, this item was impacted by the
   previously described establishment of a $5.6 million after-tax reserve for the Basin Mills and Veazie projects. In addition, the Company recorded, as other income, $513,000 in 1993, $206,000 in 1992 and $1.8 million in 1991, pursuant to a "revenue sharing rate" negotiated with LCP. The revenue sharing rate is a supplemental rate which began in 1988. Under this rate,
   LCP was charged or credited based on increases or decreases in the customer's per unit product price and electricity costs. A new fixed rate for this customer began in June of 1992, and at that time all revenue from this customr was classified as Operating Revenue. Commencing in July 1993,
   LCP returned back to the revenue sharing rate. The Company has negotiated a new rate that is expected to become effective in 1994.

   CONTINGENCIES

   The Company has received a notice of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act as a generator of hazardous substances that the United States Environmental
   Protection Agency alleges may have been disposed of at a waste disposal facility in Connecticut. The Company is only one of several hundreds of potentially responsible parties at the site.

   The Company has received a notice from the Maine Department of Environmental Protection under similar Maine legislation relating to several facilities in Maine. The Company is not yet aware of the extent of potential clean-up necessary or the number of potentially responsible parties involved.

   In management's opinion, the resolution of these matters is not expected to have a material adverse impact on the Company's financial condition.


   NEW ACCOUNTING STANDARDS

   As of January 1, 1993, the Company adopted Financial Accounting Standards
   Board Statement No. 106 "Employer's Accounting for Postretirement Benefits
   Other Than Pensions" (FAS 106), which requires the accrual of postretirement benefits, including medical and life insurance coverage, during the years an employee provides service to the Company. Prior to 1993, the cost of the medical benefits were recorded on a pay-as-you-go basis. As of January 1, 1993, the Company's transitional liability for the medical benefits, which have been earned by active employees and retirees, was $10 million. The annual expense under FAS 106 for 1993 has been actuarially determined to be $1.5 million, which includes a 20-year amortization of the transitional liability, compared with $535,000 of such expense for 1993 calculated on the pay-as-you-go basis.

   The MPUC issued a final accounting rule in connection with FAS 106 which adopted FAS 106 for ratemaking purposes and provided the Company with the accounting and regulatory framework required to defer the excess
   ($604,529, which is net of capitalized amounts at December 31, 1993) of the net periodic postretirement benefit cost recognized under FAS 106 over the pay-as-you-go amount in 1993 and to record such excess as a regulatory asset pending inclusion in future rates, subject to the same level of review for prudence and reasonableness as are all other utility expenses.
   The Company, in accordance with the ruling and FAS 106, is amortizing the unrecognized transition obligation of $10.0 million over a 20-year period.
   The Company included these costs in its current base rate filing on which a final decision was reached in February 1994. The MPUC approved the inclusion in base rates of FAS 106 costs of $1.5 million annually. In addition, the Company has been allowed to amortize the actuarially determined FAS 106 costs over pay-as-you-go that have been deferred from January 1, 1993 through February 28, 1994 over a ten-year period. This amortization amounts to approximately $70,000 annually.

   The Company also adopted FAS 109 "Accounting for Income Taxes" effective
   January 1, 1993. FAS 109 required a change in the accounting for income taxes from the deferred method to an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the future tax effects of temporary differences between the tax basis and carrying amounts of assets and liabilities. In accordance with FAS 109, the Company recorded net additional deferred income taxes of approximately
   $23.1 million as of December 31, 1993. These additional deferred income taxes have resulted from the accrual of deferred taxes on temporary differences on which deferred taxes had not been previously accrued ($32.5 million), offset by the effect of the 1987 change to lower income tax rates (reduced by the 1% increase in the federal income tax rate in 1993) that will be refunded to customers over time ($8.1 million) and the establishment of deferred tax assets on unamortized investment tax credits
   ($1.3 million). These latter amounts have been recorded as a deferred regulatory liability at December 31, 1993. The accrual of these amounts has been offset by the establishment of a regulatory asset which represents the customers' future payment of these income taxes when the taxes are, in fact, expensed. As a result of this accounting, the Statement of Income for the year ended December 31, 1993 is not affected by the implementation of FAS 109.

   In November 1992, the FASB issued Statement of Financial Accounting
   Standards No. 112, "Employers' Accounting for Postemployment Benefits"
   ("FAS 112"). The Company is required to adopt this standard no later than January 1, 1994. FAS 112 applies to postemployment benefits provided to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. FAS 112 will change the current methods of accounting for postemployment benefits from recognizing costs as benefits are paid, to accruing the expected costs of providing these benefits if certain conditions are met. Management is currently evaluating the financial impact of this accounting standard. The effect of FAS 112 on the Company's results of operations and financial position is not expected to be significant.





            				               BANGOR HYDRO-ELECTRIC COMPANY
				                         CONSOLIDATED STATEMENTS OF INCOME
				                          For the Years Ended December 31,
									                                                             1993            1992           1991

 ELECTRIC OPERATING REVENUES (Note 1):
   Base rate revenue                                               $ 75,008,082    $ 74,009,543  $  61,971,955
   Fuel charge revenue                                              102,963,688     102,779,462    100,271,242
                                                       								    ------------    ------------  -------------
								                                                           $177,971,770    $176,789,005  $ 162,243,197
								                                                           ------------    ------------  -------------
 OPERATING EXPENSES:
   Fuel for generation (Note 1)                                    $102,670,217    $101,465,555   $ 93,686,895
   Purchased power capacity (Notes 1 and 7)                          13,716,436      13,477,717     13,387,523
   Other operation and maintenance (Notes 1, 6 and 10)               29,474,327      27,041,625     25,252,525
   Depreciation and amortization (Note 1)                             4,747,491       4,122,446      3,787,636
   Amortization of Seabrook Nuclear Project (Note 8)                  1,699,050       2,667,086      2,827,218
   Taxes -
     Local property and other                                         4,102,097       3,897,290      4,005,571
     Income (Note 2)                                                  4,762,945       5,601,772      2,850,364
	                                                         							  ------------    ------------  -------------
								                                                           $161,172,563    $158,273,491  $ 145,797,732
    								                                                       ------------    ------------  -------------
 OPERATING INCOME                                                  $ 16,799,207    $ 18,515,514  $  16,445,465

 OTHER INCOME AND (DEDUCTIONS):
   Provision for Basin Mills (Note 7)                                (8,695,539)              -              -
   Income tax benefits related to
     provision for Basin Mills (Note 7)                               3,137,895               -              -
   Allowance for equity funds used during
     construction (Note 1)                                            2,464,934       1,294,958        998,813
   Other, net of applicable income taxes (Notes 1 and 2)                435,316         396,329      1,368,402
                                                       								    ------------    ------------    -----------
 INCOME BEFORE INTEREST EXPENSE                                    $ 14,141,813    $ 20,206,801    $18,812,680
								                                                           ------------    ------------    -----------
 INTEREST EXPENSE:
   Long-term debt (Note 4)                                         $ 10,438,828    $  9,617,574    $ 9,692,354
   Other (Note 5)                                                     1,164,795       1,418,618      1,812,815
   Allowance for borrowed funds used during
     construction (Note 1)                                           (2,798,241)     (1,084,173)      (891,127)
								                                                           ------------    ------------    -----------
								                                                           $  8,805,382    $  9,952,019    $10,614,042
								                                                           ------------    ------------    -----------
 NET INCOME                                                        $  5,336,431    $ 10,254,782      8,198,638

 DIVIDENDS ON PREFERRED STOCK (Note 3)                                1,645,663       1,613,415      1,613,415
								                                                           ------------    ------------    -----------
 EARNINGS APPLICABLE TO COMMON STOCK                               $  3,690,768    $  8,641,367    $ 6,585,223
								                                                           =============   =============   ============
 EARNINGS PER COMMON SHARE, based on the weighted
   average number of shares outstanding of
   5,862,411 in 1993, 5,393,306 in 1992 and
   4,947,232 in 1991                                                $      0.63    $       1.60    $      1.33
								                                                            =============   =============   ============
 DIVIDENDS DECLARED PER COMMON SHARE                                $      1.32    $       1.32    $      1.29
								                                                            =============   =============   ============

 The accompanying notes are an integral part of these consolidated financial statements.



                           				BANGOR HYDRO-ELECTRIC COMPANY
                           				 CONSOLIDATED BALANCE SHEETS
                                 					December 31,
                                                       								    1993           1992
					  ASSETS
 INVESTMENT IN UTILITY PLANT:
   Electric plant in service, at original
     cost (Note 7)                                             $250,122,521   $227,604,856
   Less - Accumulated depreciation and
     amortization (Notes 1 and 7)                                71,183,586     67,644,554
							                                                        -------------  -------------
                                                 							       $178,938,935   $159,960,302

   Construction in progress (Note 1)                             26,601,995     23,135,871
                                                 							       -------------  -------------
                                                 							       $205,540,930   $183,096,173
   Investments in corporate joint ventures (Notes 1 and 7) -
     Maine Yankee Atomic Power Company                         $  4,755,848   $  4,735,848
     Maine Electric Power Company, Inc.                             124,900        124,900
                                                 							       -------------  -------------
                                                 							       $210,421,678   $187,956,921
                                                 							       -------------  -------------
 OTHER INVESTMENTS, principally at cost                        $  4,474,167   $  3,315,400
                                                 							       -------------  -------------
 CURRENT ASSETS:
   Cash and cash equivalents (Note 1)                          $  2,387,156   $  1,488,038
   Accounts receivable, net of reserve ($1,450,000 in 1993
     and 1992)                                                   18,763,183     21,549,295
   Unbilled revenue receivable (Note 1)                           7,161,747      7,399,246
   Inventories, at average cost:
     Material and supplies                                        3,220,482      3,106,309
     Fuel oil                                                       635,072        853,297
   Prepaid expenses                                               1,573,707      1,613,093
   Deferred fuel and interest costs (Note 1)                      2,568,539     10,822,244
   Deferred purchased power costs (Note 1)                        1,795,544      1,107,060
   Current deferred income taxes (Note 2)                                 -        265,070
                                                 							       -------------  -------------
     Total current assets                                      $ 38,105,430   $ 48,203,652
                                                 							       -------------  -------------
 DEFERRED CHARGES:
   Investment in Seabrook Nuclear Project, net of
     accumulated amortization of $21,677,946 in 1993
     and $19,978,896 1992 (Note 8)                             $ 37,164,129   $ 38,863,179
   Deferred fuel and interest costs (Note 1)                              -      1,474,188
   Costs to terminate purchased power contract (Note 7)          40,301,603              -
   Deferred regulatory assets (Notes 2 and 6)                    33,068,241              -
   Prepaid pension costs (Note 6)                                 2,398,498      2,386,498
   Demand-side management costs                                   3,691,248      2,786,292
   Other                                                          3,896,178      3,880,863
                                                 							       -------------  -------------
     Total deferred charges                                    $120,519,897   $ 49,391,020
                                                 							       -------------  -------------
       Total Assets                                            $373,521,172   $288,866,993
                                                 							       =============  =============

 The accompanying notes are an integral part of these consolidated financial statements.




                  					     BANGOR HYDRO-ELECTRIC COMPANY
					                        CONSOLIDATED BALANCE SHEET

                       						      December 31,

                                                   		           							   1993           1992

			    STOCKHOLDERS' INVESTMENT AND LIABILITIES

CAPITALIZATION (see accompanying statement):
  Common stock investment (Note 3)                                    $ 93,944,148   $ 82,230,093
  Preferred stock (Note 3)                                               4,734,000      4,734,000
  Preferred stock subject to mandatory redemption (Notes 3 and 11)      15,167,629     15,101,536
  Long-term debt, exclusive of sinking fund requirements and
    a current maturity in 1992 (Notes 4 and 11)                        119,125,856    100,685,000
                                                        								      -------------  -------------
      Total capitalization                                            $232,971,633   $202,750,629
                                                        								      -------------  -------------
CURRENT LIABILITIES:
  Notes payable - banks (Note 5)                                      $ 36,000,000   $ 15,000,000
                                                        								      -------------  -------------
  Other current liabilities -
    Sinking fund requirements and a current maturity in 1992
      of long-term debt (Notes 4 and 11)                              $  1,297,448   $  5,570,000
    Accounts payable                                                    15,960,900     17,042,405
    Dividends payable                                                    2,449,309      2,183,844
    Accrued interest                                                     3,705,527      2,596,094
    Customers' deposits (Note 9)                                           498,332        502,715
    Current income taxes payable                                                 -      5,214,381
                                                        								      -------------  -------------
      Total other current liabilities                                 $ 23,911,516   $ 33,109,439
                                                        								      -------------  -------------
	Total current liabilities                                            $ 59,911,516   $ 48,109,439
                                                        								      -------------  -------------


COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)


DEFERRED CREDITS AND RESERVES (Note 2):
  Deferred income taxes - Seabrook                                    $ 19,176,232   $  9,541,371
  Other accumulated deferred income taxes                               47,000,779     24,149,032
  Deferred regulatory liability                                          9,347,049              -
  Unamortized investment tax credits                                     2,271,550      2,449,726
  Other (Note 6)                                                         2,842,413      1,866,796
                                                        								      -------------  -------------
    Total deferred credits and reserves                               $ 80,638,023   $ 38,006,925
                                                        								      -------------  -------------
      Total Stockholders' Investment and Liabilities                  $373,521,172   $288,866,993
                                                        								      =============  =============


The accompanying notes are an integral part of these consolidated financial statements.



                          					BANGOR HYDRO-ELECTRIC COMPANY
                    				 CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                         						December 31,              1993           1992

COMMON STOCK INVESTMENT (Note 3):
  Common stock, par value $5 per share -
    Authorized - 7,500,000 shares
    Outstanding - 6,225,394 in 1993 and 5,420,955 in 1992             $31,126,970   $ 27,104,775
  Amounts paid in excess of par value                                  45,430,734     33,485,949
  Retained earnings (Note 1)                                           17,386,444     21,639,369
                                                        								      ------------  -------------
    Total Common Stock                                                $93,944,148   $ 82,230,093
                                                        								      ------------  -------------
PREFERRED STOCK, non-participating, cumulative, par value
  $100 per share, authorized 400,000 shares (Note 3):
    Not redeemable or redeemable solely at the option of the issuer -
      7%, Noncallable, 25,000 shares authorized and outstanding       $ 2,500,000   $  2,500,000
      4 1/4% Callable at $100, 4,840 shares authorized and outstanding    484,000        484,000
      4%, Series A, Callable at $110, 17,500 shares authorized and
       	outstanding                                                     1,750,000      1,750,000
                                                        								      ------------  -------------
                                                        								      $ 4,734,000   $  4,734,000
    Subject to mandatory redemption requirements -                    ------------  -------------
      8.76%, Not redeemable prior to December 27, 1994, then callable at 105.63% if called on or prior to December 27, 1995, 150,000
      shares authorized and outstanding (Note 11)                     $15,167,629   $ 15,101,536
                                                        								      ------------  -------------


LONG-TERM DEBT:
  First Mortgage Bonds (Notes 4 and 11) -
    4% Series due 1993                                                $         -   $  3,500,000
    6 3/4% Series due 1998                                              2,500,000      2,500,000
    8 1/4% Series due 1999                                                      -      3,500,000
    9 1/4% Series due 2001                                                      -      2,280,000
    8 3/5% Series due 2003                                                      -      1,375,000
    12 1/2% Series due 1998                                                     -      3,900,000
    10 1/4% Series due 2019                                            15,000,000     15,000,000
    10 1/4% Series due 2020                                            30,000,000     30,000,000
    8.98% Series due 2022                                              20,000,000     20,000,000
    7.38% Series due 2002                                              20,000,000     20,000,000
    7.30% Series due 2003                                              15,000,000              -
    12.1/4% Series due 2001                                            13,723,304              -
                                                       								      ------------  -------------
                                                       								      $116,223,304  $102,055,000

    Less - Sinking fund requirements and a current maturity in 1992     1,297,448      5,570,000
                                                       								      ------------  -------------
                                                       								      $114,925,856  $ 96,485,000

  Variable rate demand pollution control revenue bonds
    Series 1983 due 2009                                                4,200,000      4,200,000
                                                       								      ------------  -------------
    Total long-term debt                                              $119,125,856  $100,685,000
                                                       								      ------------  -------------
    Total Capitalization                                              $232,971,633  $202,750,629
                                                       								      ============  =============


The accompanying notes are an integral part of these consolidated financial statements.



                    				       BANGOR HYDRO-ELECTRIC COMPANY
                    				   CONSOLIDATED STATEMENTS OF CASH FLOWS
                    				      FOR THE YEARS ENDED DECEMBER 31,

                                                       								  1993          1992          1991
                                                       								  ----          ----          ----

CASH FLOWS FROM OPERATIONS:

  Net Income                                                 $  5,336,431  $ 10,254,782  $  8,198,638

    Adjustments to reconcile net income to net cash provided by (used in) operations:

       	Depreciation and amortization (Note 1)                  4,747,491     4,122,446     3,787,636
       	Amortization of Seabrook Nuclear Project (Note 8)       1,699,050     2,667,086     2,827,218
       	Allowance for equity funds used during
       	    construction (Note 1)                              (2,464,934)   (1,294,958)     (998,813)
       	Deferred income tax provision (Note 2)                  2,673,409    (3,003,698)    2,881,805
       	Deferred income taxes on Seabrook Nuclear
       	    Project (Note 2)                                     (414,647)     (792,396)     (855,333)
       	Deferred investment tax credits (Note 2)                 (178,176)      672,798       214,345
        	Provision for Basin Mills Project (Note 7)              8,695,539             -             -

      Changes in assets and liabilities:

     	Deferred fuel, purchased power and interest
       		 costs (Note 1)                                        9,039,409    10,826,632     7,251,476
       	Receivables, net and unbilled revenue                   3,023,611    (3,166,120)   (2,369,572)
       	Accounts payable                                       (1,081,505)    2,518,005    (4,351,840)
       	Accrued interest                                        1,109,433       241,976      (155,671)
       	Current and deferred income taxes                       2,566,443     5,214,381             -
       	Other current assets and current liabilities, net         139,055      (212,929)      903,938
       	Other, net                                             (1,513,238)   (2,441,478)   (1,460,770)
							                                                      ------------- ------------- -------------
  Net Cash Provided By Operations                            $ 33,377,371  $ 25,606,527  $ 15,873,057
                                                 							     ------------- ------------- -------------

CASH FLOWS FROM INVESTING:


  Construction expenditures                                  $(33,611,031) $(24,270,884) $(21,769,242)
  Cost to terminate purchased power contract (Notes 7)*       (23,711,733)            -             -
  Allowance for borrowed funds used during
      construction (Note 1)                                    (2,798,241)   (1,084,173)     (891,127)
                                                 							     ------------- ------------- -------------
  Net Cash Used in Investing                                 $(60,121,005) $(25,355,057) $(22,660,369)
                                                 							     ------------- ------------- -------------
CASH FLOWS FROM FINANCING:

  Dividends on preferred stock                               $ (1,579,570) $ (1,579,570) $ (1,579,570)
  Dividends on common stock                                    (7,678,229)   (7,105,895)   (6,285,675)
  Redemptions, maturities and sinking fund payments of
    long-term debt                                            (15,148,118)  (19,860,000)   (8,550,000)

  Issuances:
    Common stock (Note 3)
       Public offering (745,000 in 1993 and 920,000
       	 shares in 1991)                                       14,803,150             -    13,110,000
       Dividend reinvestment plan (59,439 shares in 1993
       	 and 50,271 shares in 1992)                             1,245,519       914,477             -
    Long-term debt (Note 4)*                                   15,000,000    40,000,000             -
    Short-term debt, net (Note 5)                              21,000,000   (13,500,000)    5,500,000
                                                	 						     ------------- ------------- -------------
  Net Cash Provided By (Used in) Financing                   $ 27,642,752  $ (1,130,988) $  2,194,755
                                                 							     ------------- ------------- -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                      $    899,118  $   (879,518) $ (4,592,557)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   1,488,038     2,367,556     6,960,113
                                                 							     ------------- ------------- -------------
CASH AND CASH EQUIVALENTS - END OF YEAR                      $  2,387,156  $  1,488,038  $  2,367,556
                                                 							     ============= ============= =============
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
  Interest (Net of Amount Capitalized)                       $  4,549,462  $  8,757,236  $ 10,769,713
  Income Taxes                                                          -     4,850,574     1,550,340
                                                 							     ============= ============= =============

* Significant Non-Cash Investing and Financing Activity - In connection with the termination of the purchased power agreement in 1993 with the Beaver Wood Joint Venture, the Company issued $14.3 of
  12 1/4 First Mortgage Bonds in substitution for Beaver Wood's previously outstanding secured notes which is not reflected on this Statement.

The accompanying notes are an integral part of these consolidated financial statements.


                       					 BANGOR HYDRO-ELECTRIC COMPANY
                 				 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                       					For the Years Ended December 31,

                                                       								   1993          1992          1991

BALANCE AT BEGINNING OF YEAR                                   $21,639,369   $20,120,486   $20,618,746


       ADD - Net income                                          5,336,431    10,254,782     8,198,638
                                                							       ------------  ------------  ------------
                                                 							       $26,975,800   $30,375,268   $28,817,384
                                                							       ------------  ------------  ------------
       DEDUCT:

	 Cash dividends declared on -
	   Preferred stock                                            $ 1,579,570   $ 1,579,570   $ 1,579,570
	   Common stock - $1.32 per share in 1993 and
	     1992, and $1.29 per share in 1991.                         7,943,693     7,122,484     6,633,782
	 Other (Note 3)                                                    66,093        33,845       483,546
                                                							       ------------  ------------  ------------
                                                 							       $ 9,589,356   $ 8,735,899   $ 8,696,898
                                                							       ------------  ------------  ------------

	BALANCE AT END OF YEAR                                        $17,386,444   $21,639,369   $20,120,486
                                                							       ============  ============  ============


 The accompanying notes are an integral part of these consolidated financial statements.






NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION The Consolidated Financial Statements of Bangor Hydro-Electric Company (the "Company") include its wholly owned subsidiaries, Penobscot Hydro Co., Inc. ("PHC"), and Bangor Var Co., Inc. ("BVC"). The operations of PHC consist solely of a 50% interest in Bangor-Pacific Hydro Associates ("BPHA"), the owner and operator of the redeveloped West Enfield hydroelectric station. PHC accounts for its investment in BPHA under the equity method. BVC was incorporated in 1990 to own the Company's 50% interest in a partnership which owns certain facilities used in the Hydro-Quebec Phase II transmission project in which the Company is a participant. BVC accounts for its investment in the partnership under the equity method. All significant intercompany balances and transactions have been eliminated. The accounts of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the regulatory bodies having jurisdiction.

EQUITY METHOD OF ACCOUNTING The Company accounts for its investments in the common stock of Maine Yankee Atomic Power Company ("Maine Yankee") and Maine Electric Power Company, Inc. ("MEPCO") under the equity method of accounting, and records its proportionate share of the net earnings of these companies (substantially all of these earnings are paid out in dividends) as a reduction of purchased power capacity costs. See Note 7 for additional information with respect to these investments.

ELECTRIC OPERATING REVENUE Electric Operating Revenue consists primarily of amounts charged for electricity delivered to customers during the period. The Company records unbilled revenue, based on estimates of electric service rendered and not billed at the end of an accounting period, in order to match revenue with related costs. The Federal Energy Regulatory Commission ("FERC") requires utilities to reclassify to operating revenue sales transactions related to power pool and interconnection agreements and resales of purchased power previously netted within fuel and purchased power expense. The reclassification increased total operating fuel revenue by $15.3 million in 1993, $13.8 million in 1992 and $15.7 million in 1991, while increasing fuel and purchased power expense by the same amounts.

DEFERRED FUEL AND PURCHASED POWER CAPACITY ACCOUNTING The Company utilizes deferred fuel accounting. Under this accounting method, retail fuel costs are expensed when recovered through rates and recognized as revenue. Retail fuel costs not yet expensed are classified on the Consolidated Balance Sheets ("Balance Sheets") as deferred fuel costs. The fuel cost adjustment rate in-cludes a factor calculated to reimburse the Company or its customers, as appropriate, for the carrying cost of funds used to finance under- or over-collected fuel costs, respectively.

Under the Maine Public Utilities Commission ("MPUC") fuel cost adjustment regulations effective through December 31, 1993, the Company is allowed to recover its fuel costs on a current basis. The fuel charge is based on the Company's projected cost of fuel for a twelve-month period. Under- or over-collections resulting from differences between estimated and actual fuel costs for a period are included in the computation of the estimated fuel costs of the succeeding fuel adjustment period. Commencing January 1, 1988, in accordance with an agreement approved by the MPUC, the Company began to phase-in increased fuel costs (primarily the cost of power purchased from small power producers see Note 7). The fuel rates are being designed so that all fuel costs incurred during that period will be billed in 1994.

Prior to 1992, the MPUC allowed the Company to defer for future collection from, or payback to, customers the difference between actual purchased power costs incurred and those costs billed. As with fuel, the deferred purchased power capacity amounts were, for these years, considered when setting the fuel cost adjustment rate for the forthcoming year. The portion of purchased power capacity costs which is included in fuel revenue is classified as purchased power capacity expense in the Statements of Income. Effective November 15, 1992, the collection of the remaining balance of deferred purchased power costs is being recorded on the Statements of Income as fuel expense. The base rates, which became effective on January 1, 1992, excluded all purchased power capacity costs from this deferral process.

DEPRECIATION OF ELECTRIC PLANT AND MAINTENANCE POLICY Depreciation of electric plant is provided using the straight-line method at rates designed to allocate the original cost of the properties over their estimated service lives. The composite depreciation rate, expressed as a percentage of average depreciable plant in service, and considering the amortization of the over-accrued depreciation which is discussed below, was approximately 2.1% in 1993, 1992 and 1991.

A study conducted in 1989 by an independent firm determined that, as a group, the actual lives of the Company's property, plant and equipment are longer than the lives represented by the depreciation rates that the Company had been using to compute its depreciation expense for accounting purposes. In addition, the study also determined that the reserve for depreciation was over-accumulated. The agreement on base rates which became effective on October 1, 1990, contained a provision to amortize the remaining balance of the over-accumulated reserve for depreciation account ($11.4 million at October 1) over a six-year period and adopted the longer depreciable lives as determined by the aforementioned study.

The Company follows the practice of charging to maintenance the cost of repairs, replacements and renewals of minor items considered to be less than a unit of property. Costs of additions, replacements and renewals of items considered to be units of property are charged to the utility plant accounts, and any items retired are removed from such accounts. The original costs of units of property retired and removal costs, less salvage, are charged to the reserve for depreciation.

Depreciation, local property taxes and other taxes not based on income, which were charged to operating expenses, are stated separately in the Statements of Income. Rents and advertising costs are not significant. No royalty or research and development expenses were incurred.

Maintenance expense was $6.5 million in 1993, $5.6 million in 1992 and $6.4 million in 1991.

EQUITY RESERVE FOR LICENSED HYDRO PROJECTS The FERC requires that a reserve be maintained equal to one-half of the earnings in excess of a prescribed rate of return on the Company's investment in licensed hydro property, beginning with the twenty-first year of the project operation under license. The required reserve for licensed hydro projects is classified in retained earnings and has a balance of $584,942 at December 31, 1993.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION ("AFDC") In accordance with regulatory requirements of the MPUC, the Company capitalizes as AFDC financing costs related to portions of its construction work in progress at a rate equal to its weighted cost of capital and is capitalized into utility plant with offsetting credits to other income and interest. This cost is not an item of current cash income, but is recovered over the service life of plant in the form of increased revenue collected as a result of higher depreciation expense. In addition, carrying costs on certain regulatory assets are also capitalized and included in AFDC in the Statements of Income. The average AFDC (and carrying cost) rates computed by the Company were 10.0% in 1993, 10.6% for 1991 and 11.1% 1991.

CASH  AND CASH EQUIVALENTS    The  Company considers  all highly  liquid debt
instruments purchased with an original maturity of three months or less to be temporary cash investments.

RECLASSIFICATIONS   Prior year amounts have been reclassified to conform with
the presentation used in the 1993 Consolidated Financial Statements.

SIGNIFICANT CUSTOMER The Company has one industrial customer, LCP Chemicals ("LCP"), that accounted for 4.8%, 4.9% and 5.4% of total revenue (excluding AR 14 reclassifications) in 1993, 1992 and 1991, respectively. In 1988, with approval of the MPUC, the Company entered into an agreement with this customer by which its base rates for services were reduced and a "revenue-sharing" plan was instituted. Under the revenue-sharing plan, the amounts billed to this customer were adjusted up or down to reflect changes in the customer's per unit product price and electricity costs. The revenue-sharing rate continued for part of 1992 when it was replaced by a new rate that had a higher contribution to base revenue. In June 1993, LCP returned to the revenue-sharing rate. The Company recorded, as other income, approximately $513,000 in 1993, 206,000 in 1992, and $1.8 million in 1991 pursuant to the revenue-sharing rate.


NOTE 2.  INCOME TAXES

The Company adopted Financial Accounting Standard Board Statement No. 109 "Accounting for Income Taxes" ("FAS 109") effective January 1, 1993. FAS 109 required a change in the accounting for income taxes from the deferred method to an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the future tax effects of temporary differences between the tax basis and carrying amounts of assets and liabilites. In accordance with FAS 109, the Company recorded net additional deferred income tax liabilities of approximately $23.1 million as of December 31, 1993. These additional deferred income tax liabilities have resulted from the accrual of deferred taxes on temporary differences on which deferred taxes had not been previously accrued ($32.5 million), offset by the effect of the 1987 change to lower income tax rates (reduced by the 1% increase in the federal income tax rate in 1993) that will be refunded to customers over time ($8.1 million) and the establishment of deferred tax assets on unamortized investment tax credits ($1.3 million). These latter amounts have been recorded as deferred regulatory liabilities at December 31, 1993. The accrual of the additional amount of deferred tax liabilities has been offset by a regulatory asset which represents the customers' future payment of these income taxes when the taxes are, in fact, expensed. As a result of this accounting, the consolidated statement of income for the year ended December 31, 1993 is not affected by the implementation of FAS 109.

The rate-making practices followed by the MPUC permit the Company to recover federal and state income taxes payable currently, and to recover some, but not all, deferred taxes that would otherwise be recorded in accordance with FAS 109 in the absence of regulatory accounting.

The individual components of other accumulated deferred income taxes are as follows at December 31, 1993:


Deferred income tax liabilities:

  Excess book over tax basis of electric
    plant in service                               $43,023,222
  Costs to terminate purchased power contract        4,553,166
  Deferred FERC licensing costs                      3,431,075
  Deferred fuel, purchased power and interest costs 1,616,491 Deferred demand-side management program costs 1,055,030
  Prepaid pension costs                              1,028,179
  Investment in jointly-owned companies                790,881
  Other                                              2,434,532

                                          						    -----------
                                          						    $57,932,576
                                          						    -----------
  Deferred income tax assets:

  Deferred taxes provided on alternative
    minimum tax                                    ($3,175,718)
  Provision for Basin Mills investment              (3,137,895)
  Deferred state income tax benefit                 (1,561,137)
  Unamortized investment tax credit                 (1,286,156)
  Reserve for bad debts                               (797,696)
  Other                                               (973,195)
                                         						   -------------
                                         						   ($10,931,797)
                                         						   -------------
  Total other accumulated deferred income taxes    $ 47,000,779
                                          					   =============



The individual components of federal and state income taxes reflected in the Consolidated Statements of Income for 1993, 1992 and 1991 are as stated in the table below.


                             				     Year Ended December 31,
                      			     ----------------------------------------
                             				 1993          1992           1991
                      			     ----------------------------------------
Current:
     Federal                  $        -      $6,274,554    $1,064,754
     State                             -       2,739,089       485,586
                      			     -----------------------------------------
                     			      $        -      $9,013,643    $1,550,340
                      			     -----------------------------------------

Deferred - Short-Term:
     Federal                   $ 114,674      $4,330,124    (1,803,480)
     State                        68,216         213,745       (93,018)
                     			     ------------------------------------------
                     			       $ 182,890      $4,543,869    (1,896,498)
                     			     ------------------------------------------

Deferred - Long-Term:
     Federal - Other         $ 2,512,026     $(5,741,329)   $4,360,251
     State - Other               (21,507)     (1,806,238)      418,052
     Federal - Seabrook         (341,917)       (653,060)     (705,036)
     State - Seabrook            (72,730)       (139,336)     (150,297)
                      			     -----------------------------------------
                     			      $2,075,872     $(8,339,963)   $3,922,970
                      			     -----------------------------------------
Investment Tax Credits, Net   $ (178,176)    $   672,798    $  214,345
                      			     -----------------------------------------
     Total Provision          $2,080,586     $ 5,890,347    $3,791,157
Allocated to Other Income      2,682,359        (288,575)     (940,793)
                      			     -----------------------------------------
Charged to Operating Expense  $4,762,945     $ 5,601,772    $2,850,364
                      			     =========================================


The table below reconciles an income tax provision, calculated by multiplying income before federal income taxes (as reported on the Statements of Income) by the statutory federal income tax rate to the federal income tax expense reported on the Statements of Income. The difference is represented by the temporary differences for which deferred taxes are not provided.

	                                  				   1993           1992         1991
                                  					   ----           ----         ----
                                  					Amount   %    Amount   %    Amount  %
                             				  -------------------------------------------
						(Dollars in Thousands)
Federal income tax provisions
  at statutory rate                    $2,522  34%   $5,489  34%   $4,077 34%
Less (Plus) temporary reductions in
  tax expense resulting from statutory
  exclusions from taxable income:
    Dividend received deduction
      related to earnings of
      associated companies                133     2     142    1    179    2
    Equity component of AFDC              496     6     306    2    277    2
    Amortization of equity component
      of AFDC on recoverable Seabrook
      investment                         (155)   (2)   (187)  (2)  (191)  (2)
    Other                                 (24)    -       4    -    (34)    -
                                   					------  ---- ------  ---- ------ ----

Federal income tax provision before
  effect of temporary differences      $2,072   28%  $5,224  33%  $3,846  32%
Less (Plus) timing differences that
  are flowed through for ratemaking
  and accounting purposes:
    Amortization of debt component of
      AFDC and capitalized overheads
      on recoverable Seabrook investment (146)  (2)%  (193)  (2)%  (196) (2)%
    Book depreciation greater than tax
      depreciation on assets acquired
      before 1971                        (292)  (4)   (293)  (2)     -    -
    State income tax liability
      deducted for federal income
      tax purposes                        116    2     467    4      351   3
    Reversal of excess deferred
      income taxes                         34    -     221    2      284   3
    Life insurance flow-through
      in prior years                        -    -       -    -      178   2
    Other                                 253    4     139    1       98   1
                            				       ------- ----  ------  ----  ------ ---
Federal income tax provision            $2,107  28%  $4,883  30%   $3,131 25%
                            				       ======= ====  ======  ====  ====== ===


The differences between the federal and state income tax expense reported on the Consolidated Statements of Income, and the federal and state income tax liability as reflected on the Company's tax returns, are caused by temporary differences on which deferred taxes are provided and recovered through rates. The table below shows the components of deferred tax expense as reported in the Statements of Income.

                             				      1993          1992           1991
                            				   -----------    -----------    ------------

Costs to terminate purchased
     power contract                $4,553,166     $         -    $        -
Provision for Basin Mills          (3,137,895)              -             -
Seabrook Nuclear Project             (414,647)       (792,396)     (855,333)
Tax depreciation in excess of
     book depreciation                852,187       3,787,047     5,958,182
Deferred fuel and purchased
     power costs                      163,665      (8,443,906)   (2,843,764)
State taxes provided for rate-
     making purposes but not paid    (124,217)        146,702      (932,197)
Deferred taxes provided on the AMT          -         268,254      (551,503)
Deferred interest costs                59,214        (209,149)      (52,476)
Costs of removal                       84,203         227,649       204,179
Deferred demand-side management costs  97,672         284,297       198,677
FERC licensing costs                  277,574         835,487       912,903
Other                                (152,160)         99,921       (12,196)
                            				   -----------    ------------   -----------
Total deferred income tax
     expense (benefit)             $2,258,762     $(3,796,094)   $2,026,472
                            				   ===========    ============   ===========


Under the federal income tax laws, the Company received investment tax credits on qualified property additions through 1986. Investment tax credits utilized were deferred and are being amortized over the life of the related property. Investment tax credits available of about $4.8 million ($2.5 million of which is attributable to PHC and $900,000 to BVC) have not been utilized or recorded and, subject to review by the Internal Revenue Service ("IRS"), may be used prior to their expiration, which occurs between 1996 and 2005.

At December 31, 1993, the Company had, for income tax purposes, alternative minimum tax credits ("AMT") of approximately $3.2 million for the reduction of future tax liabilities. At December 31, 1993, the Company had, for income tax reporting purposes, approximately $21 million of net operating loss carryforwards that expire in 2008.


NOTE 3.  COMMON AND PREFERRED STOCK

COMMON STOCK In June of 1993 the Company issued and sold for cash 745,000 common shares (for proceeds of $14.8 million). The proceeds were utilized to finance construction expenditures, reduce short-term debt, and fund a portion of the buyout of the power purchase agreement with the Beaver Wood Joint Venture, which is more fully described in Note 7. The Company issued and sold for cash 920,000 common shares (for proceeds of approximately $13.1 million) in June of 1991. The proceeds were used to reduce outstanding short-term debt. Prior to 1992, stockholders had been able to invest their dividends and optional cash payments in common stock of the Company acquired by an independent agent in the open market through the Company's Dividend Reinvestment and Common Stock Purchase Plan ("the Plan"). In 1992 the Company amended the Plan to enable it to issue original shares in return for the reinvested dividends and optional cash payments. The common stock has general voting rights of one vote per twelve shares owned.

PREFERRED STOCK Authorized preferred stock consists of 400,000 shares, par value $100 per share, of which there are 197,340 shares outstanding. The remaining 202,660 authorized but unissued shares (plus additional shares equal in number to such presently outstanding shares as may be retired) may be issued with such preferences, restrictions or qualifications as the Board of Directors may determine. Any new shares so issued will be required to be issued with per share voting rights no greater than that of the common stock. The callable preferred stock may be called in whole or in part upon any dividend date by appropriate resolution of the Board of Directors. Except for the holders of the 8.76% issue, which does not carry general voting rights, the currently outstanding preferred stock has general voting rights of one vote per share. With regard to payment of dividends or assets available in the event of liquidation, preferred stock ranks prior to common stock.

REDEEMABLE PREFERRED SHARES Call premiums on preferred stock redeemed in 1986 and 1987 were deferred and were being amortized to earnings over a ten-year period. In compliance with an audit by FERC, the remaining balance of these deferred call premiums ($449,700 at December 31, 1990) were charged directly to retained earnings in 1991.

On December 27, 1989, the Company issued to an institutional investor $15 million of non-voting preferred stock carrying a dividend rate of 8.76%. These shares have a maturity of fifteen years with a mandatory sinking fund of $1.5 million per year starting in 1995. The agreement to issue this series of preferred stock contains a provision whereby, if the Copany pays a dividend that is considered a return of capital for federal income tax purposes, the Company is required to make a payment to the stockholder in order to restore the stockholder's after-tax yield to the level it would have been had the dividend not been considered a return of capital. Since 100% of the dividends paid in 1990 and 1993, pending any review by the IRS, are to be considered a return of capital, the Company has become obligated to pay this stockholder approximately $969,000 at the time the stock is either sold or redeemed. This obligation is being recognized over the remaining life of the issue through a direct charge to retained earnings of $72,862 per year.

NOTE 4.  LONG-TERM DEBT

Under the provisions of the first mortgage bond indenture, substantially all of the Company's plant and property has been mortgaged to secure the Company's first mortgage bonds. Sinking fund requirements and current maturities of the first mortgage bonds for the five years subsequent to December 31, 1993 aggregate $10,536,507 as follows:

		   Sinking Fund      Current
		   Requirements    Maturities        Total

     1994           $1,297,448     $        -     $ 1,297,448
     1995            1,461,253              -       1,461,253
     1996            1,645,737              -       1,645,737
     1997            1,853,515              -       1,853,515
     1998            1,778,554      2,500,000       4,278,554
              		    -----------    -----------    -----------
              		    $8,036,507     $2,500,000     $10,536,507
              		    ===========    ===========    ===========

In 1993 the Company issued $15 million of 7.3% first mortgage bonds to an institutional investor for a period of 10 years. Also in 1993, in connection with the termination of the purchased power contract (which is discussed in Note 7), the Company issued $14.3 million of 12.25% mortgage bonds to the holders of Beaver Wood's debt in substitution for the Beaver Wood's pre-viously outstanding 12.25% secured notes. In September 1993 the Company redeemed the 8.25%, 8.6%, and 9.25% series of first mortgage bonds.
The redemptions of these issues resulted in call premiums of $29,563, and $31,011, respectively.

The Company completed two first mortgage bond financings during 1992. The first was issued in April for $20 million at an interest rate of 8.98% for a period of 20 years. The second was issued in October for $20 million at an interest rate of 7.38% for a period of 10 years. In 1992, the Company redeemed the 10.5%, 10.25% and the 17.35% series of first mortgage bonds. The redemption of these issues resulted in call premiums of $88,200, $170,765 and $88,000, respectively.

The call premiums in 1993 and 1992 were deferred and have been included in the Company's current base rate filing on which a final decision was reached in February 1994. The Company is allowed to amortize these costs over a ten-year period with the unamortized balance included in the rate base.


NOTE 5. SHORT-TERM BORROWINGS

The Company has an unsecured revolving credit agreement ("Credit Agreement") with a group of four banks providing for loans of up to $25 million. The Credit Agreement expires on May 26, 1994 but may be extended through May 26, 1995 with unanimous consent of the participating banks. The Credit Agreement has a term loan arrangement whereby the loan balance at the date of termination can be paid in equal quarterly installments over a two-year period. The Company may borrow at rates, as defined within the Credit Agreement, based on certificate of deposit loan rates, Eurodollar loan rates or the agent bank's reference rate.

A commitment fee of 1/4 of 1% per annum is required on the amount not borrowed under any of these borrowing options. A fourth borrowing option under the Credit Agreement is in the form of "bid loans" whereby the Company can borrow at "money market" rates independently set by each of the four banks participating in the Credit Agreement. This form of borrowing does not reduce the commitment fee but does reduce the credit available under the Credit Agreement. The Credit Agreement allows the Company to incur an additional $30 million in unsecured debt outside of the agreement. The
Company maintains lines of credit with banks which it utilizes when the borrowing costs under the lines of credit are more favorable than those under the Credit Agreement. Certain of these lines of credit have commitment fees ranging from 1/8 of 1% to 1/4 of 1% of the line while others have no commitment fees.

Certain information related to total short-term borrowings under the Credit Agreement and the lines of credit is as follows:

                            				      1993           1992           1991
- ----------------------------------------------------------------------------
Total credit available at end
     of period                     $55,000,000    $55,000,000    $42,000,000
Unused credit at end of period     $19,000,000    $40,000,000    $13,500,000
Borrowings outstanding at end
     of period                     $36,000,000    $15,000,000    $28,500,000
Effective interest rate (exclusive
     of fees) on borrowings out-
     standing at end of period             3.7%           4.4%           5.4%
Average daily outstanding bor-
     rowings for the period        $22,754,205    $22,448,087    $23,297,260
Weighted daily average annual
     interest rate                         3.7%           4.5%           6.6%
Highest level of borrowings
     outstanding at any month-
     end during the period         $36,000,000    $31,000,000    $28,500,000


The average daily borrowings outstanding for the period represent the sum of daily borrowings outstanding, divided by the number of days in the period. The weighted daily average annual interest rate is determined by dividing the annual interest expense by the average daily borrowings outstanding for the period. Commitment and agent fees for the revolving credit agreement of $40,000, $68,000 and $27,000 were paid in 1993, 1992 and 1991, respectively, and are excluded from the calculation of the weighted daily average annual interest rate.


NOTE 6.  PENSION AND OTHER POST-EMPLOYMENT BENEFITS

The Company has noncontributory pension plans covering substantially all of its employees. On July 17, 1987, the Company created separate union and nonunion plans from an original plan. Benefits under the plans are generally based on the employee's years of service and compensation during the years preceding retirement. The Company's general policy is to contribute to the funds the amounts deductible for federal income tax purposes.

The Company recorded pension income of $12,000, $348,214 and $263,700 for 1993, 1992 and 1991, respectively. The tables below and on the following page detail the components of pension income for 1993, 1992 and 1991, the funded status of the plans, the amounts recognized in the Company's Financial Statements and the major assumptions used to determine these amounts.

The plan's assets are composed of fixed income securities, equity securities and cash equivalents.

Total pension income included the following components:


                             				      1993           1992           1991
- -----------------------------------------------------------------------------
Service cost - benefits earned
     during the period             $ 1,085,419    $ 1,037,419    $   982,180
Interest cost on projected
     benefit obligation              2,244,706      1,996,491      1,605,246
Actual return on plan assets        (4,633,435)    (2,366,341)    (6,595,692)
Total of amortized obligations and
     the net gain (loss) deferred  $ 1,291,310    $(1,015,783)   $ 3,744,566
                            				   ------------   ------------   ------------
     Total pension (income)        $   (12,000)   $  (348,214)   $  (263,700)
                            				   ============   ============   ============

Significant assumptions used were -
     Discount rate                      7.0%           8.0%           8.0%
     Rate of increase in future
       compensation levels              5.0%           6.0%           6.0%
     Expected long-term rate of
       return on plan assets            9.0%           9.0%           8.0%


The following table sets forth the plans' funded status and amounts recognized in the Balance Sheets at December 31, 1993 and 1992:

                                        						       1993          1992
                                         						  -------------  ------------
Actuarial present value of accumulated
  benefit obligation
     Vested                                       $ 22,730,655  $ 16,294,432
     Non-vested                                      2,669,955     1,686,977
                                          						  ------------- ------------
     Total                                        $ 25,400,610  $ 17,981,409
                                          						  ------------- ------------
     Projected benefit obligation                 $(32,484,893) $(28,182,601)
     Plan assets at fair value                      37,810,748    35,081,512
                                          						  ------------- ------------
  Excess of plan assets over projected benefit
     obligation                                   $  5,325,855  $ 6,898,911
  Items not yet recognized in earnings -
     Net (asset) at transition                      (6,916,450)  (7,848,775)
     Prior service cost                              4,597,483    4,206,141
     Unrecognized net gain from past experience
       and changes in assumptions                     (608,390)    (869,779)
                                          						  ------------- ------------
     Net pension asset recognized                 $  2,398,498    2,386,498
                                          						  ============= ============


In addition to pension benefits, the Company provides certain health care and life insurance benefits to its retired employees. Substantially all of the Company's employees may become eligible for retiree benefits if they reach normal retirement age while working for the Company.

The Company has adopted Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106") as of January 1, 1993. This standard requires the accrual of postretirement benefits, including medical and life insurance coverage, during the years an employee provides services to the Company. Prior to 1993, the cost of health care benefits were expensed as benefits were paid.

The MPUC issued a final accounting rule in connection with FAS 106 which adopted this pronouncement for ratemaking purposes and provides the Company with the accounting and regulatory framework required to defer the excess ($604,529, which is net of capitalized amounts at December 31, 1993) of the net periodic postretirement benefit cost recognized under FAS 106 over the pay-as-you-go amount in 1993 and to record such excess as a regulatory asset pending inclusion in future rates, subject to the same level of review for prudence and reasonableness as are all other utility expenses. The Company, in accordance with the ruling and FAS 106, is amortizing the unrecognized transition obligation of $10,023,200 over a 20-year period. The Company will begin recovering the deferred FAS 106 costs with the implementation of new base rates on March 1, 1994 and amortize the deferred balance over a ten-year period.

In accordance with the provisions of FAS 106, the actuarially determined net periodic postretirement benefit cost for 1993 and the major assumptions used to determine these amounts are shown below.

Net periodic postretirement benefit cost for 1993 includes the following components:

     Service cost of benefits earned                   $  359,600
     Interest cost on accumulated post-
       retirement benefit obligation                      683,200
     Amortization of unrecognized transition
       obligation over 20 years                           501,200
                                          						       ----------

     Net periodic postretirement benefit cost          $1,544,000
     Expense on a pay-as-you-go basis                    (534,900)
     Amounts capitalized into construction
       work in progress                                  (404,571)
                                          						       ----------
     Regulatory asset recorded at December 31, 1993    $  604,529
                                          						       ==========


The following table sets forth the benefit plan's unfunded status and amounts recognized in the Company's Balance Sheet at December 31, 1993:

  Accumulated postretirement benefit obligation:
     Retirees                                                    $ 5,640,000
     Fully eligible active plan participants                         773,000
     Other active participants                                     4,196,000
                                                        								 ------------
                                                        								 $10,609,000
  Unrecognized net transition obligation                          (9,522,000)
  Unrecognized net loss                                              457,000
                                                        								 ------------
  Accrued postretirement benefit cost                              1,544,000
  Less: Expense recognized on a pay-as-you-go basis                  534,900
                                                        								 ------------
  Net liability recorded at December 31, 1993
    (included in Other Reserves)                                 $ 1,009,100
                                                        								 ===========

For measuring the expected postretirement benefit obligation, a 12.4% annual rate of increase in the per capita claims cost ("trend rate") for participants who have not reached the age of 65 was assumed for 1992. This rate was assumed to decrease annually to 6% in 2050 and remain at that level thereafter. For those participants who are 65 or older, the trend rate was assumed to be 8.3% in 1992, 9.7% in 1993 and then decrease until 2050 when it is assumed to be 5.8%.

If the health care cost trend rate was increased one percent, the accumulated postretirement benefit obligation as of January 1, 1993 would have increased by 11%. The effect of such change on the aggregate of service and interest cost for 1993 would be an increase of 12%.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7% at December 31, 1993.

In November 1992, the FASB issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"). The Company is required to adopt this standard no later than January 1, 1994. FAS 112 applies to postemployment benefits provided to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. FAS 112 will change the current methods of accounting for postemployment benefits from recognizing costs as benefits are paid, to accruing the expected costs of providing these benefits if certain conditions are met. Management is currently evaluating the financial impact of this accounting standard. However, the effect of FAS 112 on the Company's results of operations and financial position is not expected to be significant.


NOTE 7.  JOINTLY OWNED FACILITIES AND POWER SUPPLY COMMITMENTS

MAINE YANKEE The Company owns 7% of the common stock of Maine Yankee which owns and operates a nuclear power plant in Wiscasset, Maine. Under purchased power arrangements, the Company is entitled to purchase an amount approximately equal to its ownership share of the output of Maine Yankee, an entitlement of approximately 62 MW. The Company is obligated to pay its pro rata share of Maine Yankee's operating expenses, fuel costs, capital costs and decommissioning costs.

MEPCO The Company owns 14.2% of the common stock of MEPCO. MEPCO owns and operates electric transmission facilities from Wiscasset, Maine to the Maine-New Brunswick border. Several New England utilities, including the Company and MEPCO's other stockholders (two other Maine utiities), are parties to a transmission support agreement pursuant to which such utilities have agreed to pay MEPCO's costs, based on their relative system peaks, if MEPCO's revenues from transmission services are not sufficient to meet its expenses.

Information relating to the operations and financial position of Maine Yankee and MEPCO appears at the bottom of page 40.

WYMAN 4 The Company owns 8.33% (50 MW) of the oil-fired 600 MW Wyman No. 4 unit. The Company's proportionate share of the direct expenses of this unit is included in the corresponding operating expenses in the Statements of Income. Included in the Company's utility plant are the following amounts with respect to this unit:

                            				      1993           1992           1991
                            				   -----------    -----------    -----------
Electric plant in service          $16,767,909    $16,760,816    $16,642,989
Accumulated depreciation            (7,539,591)    (7,025,278)    (6,512,562)
                            				   -----------    -----------    -----------
				   $ 9,228,318    $ 9,735,538    $10,130,427
				   ===========    ===========    ===========

NEPOOL/HYDRO-QUEBEC PROJECT The Company is a 1.6% participant in the NEPOOL/Hydro-Quebec Phase 1 project ("Phase 1"), a 690 MW DC intertie between the New England utilities and Hydro-Quebec constructed by a subsidiary of another New England utility at a cost of about $140 million. The participants receive their respective share of savings from energy transactions with Hydro-Quebec, and are obliged to pay for their respective shares of the costs of ownership and operation whether or not any savings are realized.

The Company is also a 1.5% participant in the NEPOOL/Hydro-Quebec Phase 2 project ("Phase 2"), which involves an increase to the capacity of the Phase 1 intertie to 2,000 MW. As in the Phase 1 project, the Company receives a share of the anticipated energy cost savings derived from purchases from Hydro-Quebec and capacity benefits provided by the intertie and is required to pay its share of the costs of ownership and operation whether or not any savings are obtained.

                         				   MAINE YANKEE
                   			      (Dollars in Thousands)
        	  --------------------------------------------------------
					                                     1993     1992      1991
                                   					  ----     ----      ----

OPERATIONS:
  As reported by investee -
    Operating Revenue                   $193,102  $187,259  $166,471
                                   					----------------------------
    Depreciation                        $ 25,458  $ 24,462  $ 23,729
    Interest and Preferred Dividends      14,407    14,092    16,015
    Other expenses, net                  145,861   140,311   118,358
                                   					----------------------------
    Operating expenses                  $185,726  $178,865  $158,102
                                   					----------------------------
    Earnings Applicable
      to Common Stock                   $  7,376  $  8,394  $  8,369
                                   					============================
  Amounts Reported by the Company -
    Purchased power costs               $ 11,265  $10,830   $  9,416
    Equity in net income                    (542)    (592)      (581)
                                   					----------------------------
    Net purchased power expense         $ 10,723  $10,238   $  8,835
                                   					============================

FINANCIAL POSITION:
  As reported by investee -
    Plant in service                    $396,133  $384,664  $368,952
    Accumulated depreciation            (175,996) (163,887) (149,625)
    Other assets                         314,680   300,416   267,554
                                   					----------------------------
       	Total assets                    $534,817  $521,193  $486,881
      Less -
    Preferred stock                       19,800    21,000     6,600
    Long-term debt                       115,333   110,390   124,633
    Other liabilities and
      deferred credits                   332,030   322,900   287,734
				                                   	----------------------------
       	Net assets                      $ 67,654  $ 67,503  $ 67,914
                                    				============================
  Company's reported equity -
    Equity in net assets                $  4,736  $  4,725  $  4,754
    Adjust Company's
      estimate to actual                      20        11       (16)
                                    				----------------------------
    Equity in net assets as reported    $  4,756  $  4,736  $  4,738
                                   					============================


                             				      MEPCO
                     			      (Dollars in Thousands)
           	  --------------------------------------------------------
                                   					  1993     1992      1991
                                   					  ----     ----      ----

OPERATIONS:
  As reported by investee -
    Operating Revenue                   $ 12,809  $ 11,608   $ 14,918
                                   					 ----------------------------
    Depreciation                        $  1,395     1,250      1,231
    Interest and Preferred Dividends         124       186        336
    Other expenses, net                   11,185    10,067     13,246
                                   					 ----------------------------
    Operating expenses                  $ 12,704  $ 11,503   $ 14,813
                                   					 ----------------------------
    Earnings Applicable to Common Stock $    105  $    105   $    105
                                   					=============================
  Amounts Reported by the Company -
    Purchased power costs               $      -  $      -   $      -
    Equity in net income                     (15)      (15)       (15)
                                    				 ----------------------------
    Net purchased power expense         $    (15)      (15)       (15)
                                    					=============================

FINANCIAL POSITION:
  As reported by investee -
    Plant in service                    $ 23,123  $ 22,915   $ 22,775
    Accumulated depreciation             (19,174)  (17,891)   (16,841)
    Other assets                           2,414     1,815      4,281
                                   					-----------------------------
       	Total assets                    $  6,363     6,839     10,215
      Less -
    Preferred stock                            -         -          -
    Long-term debt                         2,590     3,450      4,310
    Other liabilities and
      deferred credits                     2,895     2,511      5,026
				                                   	-----------------------------
       	Net assets                      $    878   $   878    $   879
                                   					=============================
  Company's reported equity -
    Equity in net assets                $    125   $   125    $   125
    Adjust Company's
      estimate to actual                       -         -         -
                                   					-----------------------------
    Equity in net assets                $    125   $   125    $   125
      as reported                       =============================

In 1990, the Company formed Bangor Var Co., Inc. whose sole function is to be a 50% general partner in the Chester SVC Partnership ("Chester"), a partnership which owns the static var compensator ("SVC"), which is electrical equipment that supports the Phase 2 transmission line. A wholly-owned subsidiary of Central Maine Power Company owns the other 50% interest in Chester. Chester has financed the acquisition and construction of the SVC through the issuance of $33 million in principal amount of 10.48% senior notes due 2020, and up to $3.25 million principal amount of additional notes due 2020 (collectively, the "SVC Notes"). The holders of the SVC Notes are without recourse against the partners or their parent companies and may only look to Chester and to the collateral for payment.

The New England utilities which participate in Phase 2 have agreed under a FERC-approved contract to bear the cost of Chester, on a cost of service basis, which includes a return on and of all capital costs.

SMALL POWER  PRODUCTION FACILITIES   As of the beginning of 1993, the Company
had contracts with ten independent, non-utility power producers known as "small power production facilities." The West Enfield Project, described
below,   is  one  such  facility.  There  are  five  other  relatively  small hydroelectic facilities. The remainder are larger (15-25 MW) facilities, three fueled by biomass (primarily wood chips) and one by municipal solid waste. The cost of power from the small power production facilities is more than the Company would incur if it were not obligated under these contracts, and, in the case of the biomass and solid waste plants, substantially more. The prices were negotiated at a time when oil prices were much higher than at present, and when forecasts for the costs of the Company's long-term power supply were higher than current forecasts. In the Company's 1987 rate proceeding, the MPUC investigated the events surrounding the contract negotiations but reached no conclusion about the Company's prudence in entering into these contracts. The fuel cost adjustment approved by the MPUC
effective  November  1,  1993  includes   projected  costs  for  small  power
production facilities.

In order to lower the overall cost of power to its customers, the Company negotiated an agreement to cancel its long-term purchased power agreement with one of the biomass plants, the Beaver Wood Joint Venture ("Beaver Wood"), in June 1993. In connection with the cancellation the Company paid Beaver Wood $24 million in cash and issued a new series of 12.25% First Mortgage Bonds due July 15, 2001 to the holders of Beaver Wood's debt in the amount of $14.3 million in substitution for Beaver Wood's previously outstanding 12.25% Secured Notes. Also, in connection with the cancellation agreement, a reconstituted Beaver Wood partnership paid the Company $1 million at the time of settling the transaction and has agreed to pay the Company $1 million annually for the next six years in return for retaining the ownership and the option of operating the plant. The payments are secured by a mortgage on the property of the Beaver Wood facility. The Company believes this contract buyout transaction will result in significant savings to its customers compared to the continuation of payments under the purchased power contract.

In May 1993 the Company received an accounting order from the MPUC related to the purchased power contract buyout. The order stipulated that the Company may seek recovery of the costs associated with the buyout in a future base rate case, and could also record carrying costs on the deferred balance. Consequently, a regulatory asset of $40.3 million has been recorded as of December 31, 1993. Effective with the implementation of new base rates on March 1, 1994, the Company will begin recovering over a nine-year period the deferred balance, net of the $6 million anticipated from Beaver Wood.

The agreements with the other two biomass plants, located in the Company's service territory in West Enfield and Jonesboro, are also long-term (30-year) contracts. The West Enfield and Jonesboro facilities, plants of 24.5 MW each constructed by the same developer, commenced operation in November 1987. The Company has contracted to resell a portion of the capacity from these two projects to another utility. The cost to the Company of these contracts (net of revenues from the foregoing resale) is approximately $26 million annually. The Company also has a 30-year contract with the municipal solid waste facility, a 20 MW waste-to-energy plant in the Company's service territory in Orrington, completed in 1988. The Company has also contracted to resell a portion of the capacity for fifteen years from this facility to the other utility referred to earlier. The cost to the Company of the power delivered by this facility (net of revenues from the foregoing resale) is projected to be $14 million annally.

WEST ENFIELD PROJECT In 1986, the Company entered into a joint venture with a development subsidiary of Pacific Lighting Corporation for the purpose of financing and constructing the redevelopment of an old 3.8 MW hydroelectric plant which the Company owned on the Penobscot River in Enfield and Howland, Maine, into a 13 MW facility (the "West Enfield Project") for the purpose of operating the facility once it was completed. Commercial operation of the redeveloped project began in April 1988. A wholly-owned corporate subsidiary, Penobscot Hydro Co., Inc. ("PHC") was formed to own the Company's 50% interest in the joint venture, Bangor-Pacific Hydro Associates ("Bangor Pacific").

Bangor-Pacific financed the $45 million estimated cost of the redevelopment through the issuance in a privately placed transaction of $40 million of fixed rate term notes and a commitment for up to $5 million of floating rate notes. The notes are secured by a mortgage on the project and a security interest in a 50-year purchased power contract, and the revenues expected thereunder, between the Company and Bangor-Pacific. Except as described below, the holders of the notes issued by Bangor-Pacific are without recourse to the joint venture partners or their parent companies.

In the event Bangor-Pacific fails to pay when due amounts payable pursuant to the loan agreement, each partner has agreed to make capital contributions to Bangor-Pacific in an amount equal to 50% of such amounts due and payable, but not exceeding an amount equal to distributions from Bangor-Pacific received by such partner in the preceding twelve-month period. The Company is obliged to provide funds necessary to support the foregoing limited financial commitment to the project undertaken by PHC as the partner.

Under the purchased power contract, if the project operates as anticipated, payments by the Company to Bangor-Pacific are estimated to be about $7.5 million annually (without consideration of any distributions by the joint venture to the partners). It is possible that the Company would be required to make payments under the contract regardless of whether any power is delivered, in an amount of approximately $4 million per year. However, the Company has the right to terminate the contract if the failure to deliver power continues for a period of 12 consecutive months.

The fuel cost adjustment approved by the MPUC effective November 1, 1993, includes projected costs for power delivered to the Company by Bangor Pacific.

BASIN  MILLS  AND VEAZIE  PROJECTS    As  a result  of  increased uncertainty
(discussed below) about the recoverability of amounts invested through 1993 in licensing activities for proposed additional hydroelectric facilities, the Company established a reserve against those investments in the amount of $8.7 million as of December 31, 1993. Further, the Company plans to expense all future amounts related to these licensing activities. The projects for which the reserve has been established are a proposed 38 megawatt generating facility located at the so-called Basin Mills site on the Penobscot River at Orono and Bradley, Maine and an 8 megawatt addition to the Company's existing dam and power station on the Penobscot River in Veazie and Eddington, Maine. The projects would require a total investment of $140 million. The Company has been pursuing the permitting of these facilities since the early 1980's.

In November 1993 the Maine Board of Environmental Protection ("BEP") approved the projects under State environmental laws and issued the water quality certificate required by the Federal Clean Water Act. The BEP's order is subject to a number of conditions, some of which could prove to be costly if the projects are developed. The BEP's decision is being appealed by the projects' opponents, and the Company cannot predict the outcome of these proceedings.

If the projects continue, further significant licensing activities can be expected at the FERC, the U.S. Army Corps of Engineers, the MPUC, the BEP and possibly other agencies. The Company cannot predict the outcome of the licensing and permitting activities that are required in order for these projects to be constructed.

In addition to the Company's inability to predict the outcome of the requisite licensing activities, other uncertainties have arisen as a result of changes that have developed and are continuing to develop in the electric utility industry. In general, these changes are occurring as a result of the infusion of competition into the industry. As a consequence, even if these projects continue to be the least-cost alternatives for power supply, the increasing concern about the impact of competition raises uncertainty about the timely recovery of the investment required to construct the projects. Accordingly, although the projects are not being abandoned and licensing activities are continuing, there is now less certainty that they will be constructed or that the costs for the completed projects could be recovered.

The Company also believes that the recoverability of the costs incurred to date is subject to increasing uncertainty. Under Maine law and regulation, the MPUC can authorize the recovery of prudently incurred utility investment in abandoned or cancelled projects. However, under current MPUC policy, recovery of plant investment cannot begin until either it becomes operational or it is abandoned or cancelled. Since neither of these events has occurred and since the Company cannot predict when either of them might occur, it is impossible to forecast when a final regulatory decision on the recoverability of these costs might be made. Moreover, given the concerns about competitiveness described above, at the time when recovery of those costs might be requested, the Company would likely take into consideration the impact of the inclusion of those costs in its rates, and could conclude that it would not be in the Company's best interests to pursue cost recovery.


NOTE 8.  RECOVERY OF SEABROOK INVESTMENT AND SALE OF SEABROOK INTEREST

The Company was a participant in he Seabrook nuclear project in Seabrook, New Hampshire. On December 31, 1984, the Company had almost $87 million invested in Seabrook, but because the uncertainties arising out of the Seabrook Project were having an adverse impact on the Company's financial condition, an agreement for the sale of Seabrook was reached in mid-1985 and was finally consummated in November 1986.

During 1985, a comprehensive agreement was negotiated among the Company, the MPUC staff, and the Maine Public Advocate addressing the recovery through rates of the Company's investment in Seabrook (the "Seabrook Stipulation"). This negotiated agreement was approved by the MPUC in late 1985. Although the implementation of the Seabrook Stipulation significantly improved the Company's financial condition, substantial write-offs were required as a result of the determination that a portion of the Company's investment in Seabrook would not be recovered. In addition to the disallowance of certain Seabrook costs, the Seabrook Stipulation also provided for the recovery through customer rates of 70% of the Company's year-end 1984 investment in Seabrook Unit 1 over 30 years, and 60% of the Company's investment in Unit 2 over seven years, with base rate treatment of the unamortized balances. As of December 31, 1992, the Company's investment in Seabrook Unit 2 was fully amortized.


NOTE 9.  CONTINGENCIES

BANKRUPTCY OF LARGEST CUSTOMER LCP filed for protection under Chapter 11 of the bankruptcy law in July 1991. At the time of the bankruptcy filing, LCP owed $719,642 for electric service, for which the Company has a general, unsecured claim. In addition, LCP is seeking to recover from the Company certain payments for electric service made prior to the filing as preference payments under the bankruptcy law. Since the filing, pursuant to arrangements approved by the Bankruptcy Court, LCP must pay for service weekly in arrears and the Company may curtail deliveries of power three days after the presentation of a weekly bill. Furthermore, the Company has been permitted to collect a deposit to secure the value of approximately one week of service. As a result, the LCP account for service rendered after the date for bankruptcy filing is current.

ENVIRONMENTAL MATTERS The Company has received a notice of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act as a generator of hazardous substances that the United States Environmental Protection Agency alleges may have been disposed of at a waste disposal facility in Connecticut. The Company is only one of several hundreds of potentially responsible parties at the site.

The Company has received a notice from the Maine Department of Environmental Protection under similar Maine legislation relating to several facilities in Maine. The Company is not yet aware of the extent of potential clean-up necessary or the number of potentially responsible parties involved.

In management's opinion, the resolution of these matters are not expected to have a material adverse impact on the Company's financial condition.


NOTE 10.  UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data pertaining to the results of operations are shown below:


                                          						 Quarter Ended
                            		 		---------   ---------    ---------   --------
                            	 			 March 31    June 30     Sept. 30     Dec.31
                             				---------   ---------    ---------    -------
			      (Dollars in thousands except per share amounts)

	  1993
	  ----
Electric Operating Revenue         $46,679     $40,548    $43,476   $ 44,269
Operating Income                     4,779       4,486      4,396      3,138
Net Income (Loss)                    2,908       2,766      3,244    (3,582)*
Earnings (Loss) Per Share of
  Common Stock                       $ .46       $ .42      $ .46     $(.64)*
                           				    =======    ========   ========   ========

	  1992
	  ----
Electric Operating Revenue         $48,013     $39,722    $41,877   $  47,177
Operating Income                     4,472       4,370      5,050       4,624
Net Income                           2,555       2,224      2,885       2,591
Earnings Per Share of Common Stock   $ .40       $ .34      $ .46       $ .40
                           				   ========    ========   ========  =========

	  1991
	  ----
Electric Operating Revenue         $44,142     $35,256    $37,966     $44,879
Operating Income                     4,526       3,500      4,119       4,300
Net Income                           2,275       1,462      2,068       2,394
Earnings Per Share of Common Stock   $ .42       $ .23      $ .31       $ .37
                             				 =========     ========   ========   ========

* Includes the provision for Basin Mills of $5.7 million after-tax or $.95 per common share.



NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value at December 31, 1993 of each class of financial instruments for which it is practical to estimate the value:

Cash and cash equivalents:

The carrying amount of $2,387,156 approximates fair value.

The fair values of mandatory redeemable cumulative preferred stock, first mortgage bonds and pollution control revenue bonds at December 31, 1993 based upon similar issues of comparable companies are as follows:

                                               							  In Thousands
                                        						       -------------------
                                          						       Carrying     Fair
                                                 							Amount     Value
                                         						       -------------------
Mandatory redeemable cumulative preferred stock        $ 15,168  $ 16,022
First Mortgage Bonds                                    116,223   137,735
Pollution Control Revenue Bonds                           4,200     4,200
                                         						       ===================




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Directors of Bangor Hydro-Electric Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Bangor Hydro-Electric Company and subsidiaries (the "Company") as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company s management. Our responsiblity is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.


                                            						 Coopers & Lybrand
Portland, Maine
February 17, 1994







ITEM 9   CHANGES IN AND DISAGREEMENTS WITH AUDIT FIRMS ON
         FINANCIAL DISCLOSURE
- ------   ------------------------------------------------

     There have been no changes in or disagreements with audit firms on financial disclosure.


PART III
- --------

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------  --------------------------------------------------
     See Part I above, and see the information under "Election of Directors" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 18, 1994, which information is incorporated herein by reference.


ITEM 11  EXECUTIVE COMPENSATION
- -------  ----------------------
     See the information under "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 18, 1994, which information is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT
- -------  -----------------------------------------------
     (a)  Security Ownership of Certain Beneficial Owners

          See the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 18, 1994, which information is incorporated herein by reference.

     (b)  Security Ownership of Management

          See the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 18, 1994, which information is incorporated herein by reference.

     (c)  Changes in Control

          Not applicable.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------  ----------------------------------------------
     See the information under "Election of Directors" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 18, 1994, which information is incorporated herein by reference.


PART IV
- -------

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K
- -------  ----------------------------------------------------

     (a)  Consolidated Financial Statements of the Company (See
           Item 8)

          Consolidated Statements of Income for the Years Ended
           December 31, 1993, 1992 and 1991

          Consolidated Balance Sheets - December 31, 1993 and
           1992

          Consolidated Statements of Retained Earnings for the
           Years ended December 31, 1993, 1992 and 1991

          Consolidated Statements of Capitalization - December
           31, 1993 and 1992

          Consolidated Statements of Cash Flows
           for the Years Ended December 31,
           1993, 1992 and 1991

          Notes to Consolidated Financial Statements

          Report of Independent Accountants

     (b)  Schedules

                Report of Independent Accountants

                Schedule V - Property, Plant and Equipment and
                 and Construction in Progress

                Schedule VI - Accumulated Depreciation and
           Amortization of Property, Plant and Equipment

                Schedule VIII - Reserves for Doubtful Accounts
                  and Insurance

                All other schedules are omitted as the required information is inapplicable or the information is presented in the Company's consolidated financial statements or related notes.

           (c)  Exhibits

                See Exhibit Index, page

           (d)  Reports on Form 8-K

                A Current Report on Form 8-K dated December 15, 1993 was filed in the fourth quarter of 1993, regarding the establishment of a reserve against investments in certain hydroelectric facilities.



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Robert S. Briggs
                                              -------------------------
                                              Robert S. Briggs
                                              President and
                                              Chairman of the Board
                                              (Chief Executive Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Robert S. Briggs                    Helen Sloane Dudman
- ------------------------            ------------------------
Robert S. Briggs                    Helen Sloane Dudman
President and                       Director
Chairman of the Board


                                       G. Clifton Eames
- ------------------------            ------------------------
William C. Bullock, Jr.              G. Clifton Eames
Director   Director


   Jane J. Bush                         Robert H. Foster
- ------------------------            ------------------------
Jane J. Bush                         Robert H. Foster
Director                             Director


   David M. Carlisle                    Carroll R. Lee
- ------------------------            ------------------------
David M. Carlisle                    Carroll R. Lee
Director                             Director, Vice President-
                                     Operations


                                       John P. O'Sullivan
- ------------------------            ------------------------
Alton E. Cianchette                  John P. O'Sullivan
Director                             Director, Vice President-
                                     Finance & Administration
                                     (Chief Financial Officer)


                         David R. Black
                     -----------------------
                     David R. Black
                     Controller
                     (Chief Accounting Officer)

Each of the above signatures is affixed as of March 23, 1994.




                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Bangor Hydro-Electric Company:

     Our report on the financial statements of Bangor Hydro-Electric Company is included Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index in Item 14(b) of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                   Coopers & Lybrand
                                   ------------------
                                   COOPERS & LYBRAND


Portland, Maine
February 17, 1994




						    Property, Plant and Equipment                SCHEDULE V
						     and Construction in Progress
						 _____________________________________

                                                        								  Retirements
                            				    Balance                       Charged to
                            				   Beginning       Additions      Reserve for                       Balance
	           1993                    of Year         at Cost       Depreciation     Transfers      End of Year
       	    ----                  ----------      ----------      ----------      ----------      ----------

Plant in Service
  Intangibles -
    Organization                 $     30,570    $          -    $          -    $          -    $     30,570
    Franchises and Consents           156,240               -               -          18,197         174,437
    Miscellaneous Intangible Plant          -               -               -          54,701          54,701
    Other                              24,489               -               -               -          24,489
  Production Plant -
    Steam                          26,550,454               -               -         481,202      27,031,656
    Hydro-Electric                 20,643,892               -          16,045       6,869,037      27,496,884
    Internal Combustion             3,161,957               -           1,307          61,333       3,221,983
  Transmission Property            32,628,715               -         260,928       2,303,920      34,671,707
  Distribution Property           125,116,852               -         782,749      10,608,078     134,942,181
  General Property                 19,291,687               -         555,211       3,737,437      22,473,913
                            				 ------------    ------------    -------------   ------------
       Total Plant in Service    $227,604,856    $          -    $  1,616,240    $ 24,133,905    $250,122,521
                            				 ------------    ------------    -------------   ------------      ----------
Construction in Progress           23,135,871      27,600,029               -     (24,133,905)     26,601,995
                            				 ------------    ------------    -------------   ------------      ----------
                            				 $250,740,727    $ 27,600,029    $  1,616,240    $          -    $276,724,516
                            				 ============    ============    =============   ============      ==========
	    1992
	    ----
Plant in Service
  Intangibles -
    Organization                 $     30,570    $          -    $          -    $          -    $     30,570
    Franchises and Consents            96,691               -               -          59,549         156,240
    Miscellaneous Intangible Plant          -               -               -               -               -
    Other                              24,489               -               -               -          24,489
  Production Plant -
    Steam                          28,034,321               -       1,561,806          77,939      26,550,454
    Hydro-Electric                 20,131,657               -          40,280         552,515      20,643,892
    Internal Combustion             3,171,499               -              50          (9,492)      3,161,957
  Transmission Property            25,975,090               -         135,716       6,789,341      32,628,715
  Distribution Property           112,814,182               -         581,192      12,883,862     125,116,852
  General Property                 17,101,612               -         674,443       2,864,518      19,291,687
                            				 ------------    ------------    ------------    ------------      ----------
       Total Plant in Service    $207,380,111    $          -    $  2,993,487    $ 23,218,232    $227,604,856
Construction in Progress           19,836,348      26,517,755               -     (23,218,232)     23,135,871
                            				 ------------    ------------    ------------    ------------      ----------
                            				 $227,216,459    $ 26,517,755    $  2,993,487    $          -    $250,740,727
                            				 ============    ============    ============    ============      ==========
	    1991
	    ----
Plant in Service
  Intangibles -
    Organization                 $     30,570    $          -    $          -    $          -    $     30,570
    Franchises and Consents            96,691               -               -               -          96,691
    Miscellaneous Intangible Plant          -               -               -               -               -
    Other                              24,489               -               -               -          24,489
  Production Plant -
    Steam                          27,789,172               -         115,159         360,308      28,034,321
    Hydro-Electric                 19,054,235               -          15,515       1,092,937      20,131,657
    Internal Combustion             2,982,826               -          36,845         225,518       3,171,499
  Transmission Property            23,492,607               -          93,127       2,575,610      25,975,090
  Distribution Property            99,413,512               -         616,702      14,017,372     112,814,182
  General Property                 15,997,392               -         407,637       1,511,857      17,101,612
                            				 ------------    ------------    ------------    ------------      ----------
       Total Plant in Service    $188,881,494    $          -    $  1,284,985    $ 19,783,602    $207,380,111
Construction in Progress           16,008,191      23,611,759               -     (19,783,602)     19,836,348
                            				 ------------    ------------    ------------    ------------      ----------
                            				 $204,889,685    $ 23,611,759    $  1,284,985    $          -    $227,216,459
                            				 ============    ============    ============    ============      ==========

								SCHEDULE VI


                           				    Accumulated Depreciation and Amortization
                                 					 of Property, Plant and Equipment
                           				    -----------------------------------------


                                  	 				 1993          1992          1991
                                   					-------       -------       -------


    Balance Beginning of Period     $ 67,644,554  $ 66,110,526   $ 63,330,104

    Additions:
      Provisions Charged to Income  $  4,747,491   $  4,122,446   $ 3,787,636
      Salvage                            402,182        321,180       273,756
      Other                              325,237        480,381       307,234
                            				    ------------   ------------   -----------

                            				    $ 73,119,464   $ 71,034,533   $67,698,730

    Deductions:
      Property Retirements          $  1,616,240   $  2,993,487   $ 1,284,985
      Removal Costs                      319,638        396,492       303,219
                            				    ------------   ------------   -----------


    Balance at End of Period        $ 71,183,586   $ 67,644,554   $66,110,526
                            				    ============   ============   ===========


                    												 SCHEDULE VIII
            				   RESERVES FOR DOUBTFUL ACCOUNTS AND INSURANCE
            				   --------------------------------------------
                                                							       Additions
                                                							   ------------------
                         				        Balance at     Charged to     Charged to                    Balance at
                          		 		       Beginning      Costs and        Other                          End
                          	 			       Of Period       Expenses       Accounts      Deductions     of Period
                           				       ---------      ---------       -------        -------        -------
1993

Reserve for Doubtful Accounts         $1,450,000     $  590,813     $  142,097     $  732,910     $1,450,000
                            				       ---------      ---------       --------      ---------      ---------

Reserve for Retirees' Life Insurance  $  612,000     $   92,000     $        -     $    4,000     $  700,000
                            				       ---------      ---------       --------      ---------      ---------

1992

Reserve for Doubtful Accounts          $ 950,000     $1,214,568     $  128,187     $  842,755     $1,450,000
                            				       ---------      ---------       --------      ---------      ---------

Reserve for Retirees' Life Insurance   $ 532,000     $  112,000     $        -     $   32,000     $  612,000
                                   					--------      ---------        --------      ---------      ---------

1991

Reserve for Doubtful Accounts         $  950,000     $  640,344     $  151,585     $  791,929     $  950,000
                            				       ---------      ---------      ---------      ---------      ---------

Reserve for Retirees' Life Insurance  $  524,000     $   28,000     $        -     $   20,000     $  532,000
                                   					--------      ---------      ---------      ---------      ---------




                                EXHIBIT INDEX
                  EXHIBITS INCORPORATED HEREIN BY REFERENCE

EXHIBIT NO.     DESCRIPTION OF EXHIBIT       INCORPORATED BY REFERENCE TO:


3.        ARTICLES OF INCORPORATION & BY-LAWS

          3.1        Company's Certificate      Form S-2, Reg. No. 33-39181,
                     of Organization, together  Exhibit 3.1
                     with all amendments thereto

          3.2        By-Laws of the Company     Form 10-K, 1989, Exhibit 3(a)


4.        INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

          4.1        Mortgage and Deed of       Form S-1, Reg. No. 2-54452,
                     Trust dated as of          Exhibit 4(b)(1)
                     July 1, 1936, re
                     First Mortgage Bonds

          4.2        Supplemental Indenture     Form S-1, Reg. No. 2-54452,
                     dated as of December 1,    Exhibit 4(b)(2)
                     1945, amending the
                     Mortgage

          4.3        Supplemental Indenture     Form S-1, Reg. No. 2-54452
                     dated as of September 1,   Exhibit 4(b)(4)
                     1969, re 8 1/4% Series
                     Bonds, together with form
                     of purchase agreement.
                     (Supplemental indentures
                     and purchase agreements
                     with respect to prior
                     issues are substantially
                     identical in substantive
                     content to the 8 1/4%
                     Series documents).

          4.4        Supplemental Indenture     Form 10-K, 1975, Exhibit B
                     dated as of November 1,
                     1975, re 10 1/2% Series
                     Bonds, together with form
                     of purchase agreement

          4.5        Supplemental Indenture     Form 8-K, 6/28/76,Exhibit A
                     dated as of June 1, 1976,
                     re 9 1/4% Series Bonds

          4.6        Form of Purchase           Form 10-K, 1976, Exhibit C
                     Agreement re 9 1/4%
                     Series Bonds

          4.7        Supplemental Indenture     Form S-7, Reg. No. 2-61589,
                     dated as of January 1,     Exhibit 5(a)(7)
                     1978, re 8.6% Series
                     Bonds, together with form
                     of purchase agreement

          4.8        Supplemental Indenture      Form 10-Q, 3rd Quarter 1979,
                     dated as of August 1,       Exhibit A
                     1979, re 10.25% Series
                     Bonds, together with form
                     of purchase agreement
                     Common Stock Purchase Plan

          4.9        Supplemental Indenture     Form 10-Q, 1st Quarter, 1981,
                     dated as of April 1,       Exhibit A
                     1981 re 15.25% Series
                     Bonds, together with form
                     of purchase agreement

          4.10       Supplemental Indenture     Form 10-Q, 2nd Quarter 1981,
                     dated as of July 30,       Exhibit (4)
                     1981 re 16.50% Series
                     Bonds, together with form
                     of purchase agreement

          4.11       Bond Purchase Agreement,   Form 10-K, 1983, Exhibit 4(a)
                     including form of
                     supplemental indenture,
                     with respect to First
                     Mortgage Bonds, 12.50%
                     Series due 1998

          4.12 Loan Agreement, Indenture Form 10-K, 1983, Exhibit 4(b) of Trust and Letter of
                     Credit Reimbursement
                     Agreement with respect to
                     Variable Rate Demand
                     Pollution Control Revenue
                     Bonds (Bangor Hydro-
                     Electric Company Project)
                     Series 1983

          4.13       Bond Purchase Agreement,   Form 10-K, 1984, Exhibit 4(a)
                     including form of
                     supplemental indenture,
                     with respect to First
                     Mortgage Bonds, 17.35%
                     Series due 1994

          4.14       Bond Purchase Agreement    Form 10-Q, First Quarter,
                     dated as of March 1, 1989 1989, Exhibit 4.1 including form of supplemental indenture, with respect to First
                     Mortgage Bonds, 10.25%
                     Series due 2019

          4.15       Preferred Stock Purchase   Form 10-K, 1990, Exhibit 4(a)
                     Agreement, 8.76% Series
                     dated as of December 19,
                     1989

          4.16       Bond Purchase Agreement    Form 10-K, 1990, Exhibit 4(b)
                     dated as of June 15, 1990
                     including form of
                     supplemental indenture,
                     with respect to First
                     Mortgage Bonds, 10.25%
                     Series due 2020


10.       MATERIAL CONTRACTS

          10.1       New England Power Pool     Form S-7, Reg. No. 2-69904,
                     Agreement dated as of      Exhibit 10(a)(3)
                     September 1, 1971, with
                     all amendments through
                     December 1980

          10.2 Copy of Twelfth Amendment Form S-7, Reg. No. 2-69904, dated as of June 16, 1980 Exhibit 10(a)(4) to the Agreement for Joint
                     Ownership, Construction and
                     Operation of New Hampshire
                     Nuclear Units

          10.3       Participation Agreement    Form S-1, Reg. No. 2-54452,
                     dated June 20, 1969        Exhibit 13(a)(2)(a)-1
                     between Maine Electric
                     Power Company, Inc.
                     ("MEPCO") and the Company

          10.4       Agreement dated June       Form S-1, Reg. No. 2-54452,
                     29, 1969 among Maine       Exhibit 13(a)(2)(a)-2
                     participants in MEPCO
                     Participation Agreement

          10.5       Power Contract dated       Form S-1, Reg. No. 2-54452,
                     May 20, 1968 between       Exhibit 13(a)(3)(a)
                     Maine Yankee Atomic
                     Power Company ("Maine
                     Yankee") and the
                     Company and other
                     utilities

          10.6       Stockholder Agreement      Form S-1, Reg. No. 2-54452,
                     dated May 20, 1968         Exhibit 13(a)(3)(b)
                     among stockholders of
                     Maine Yankee, (including
                     the Company).

          10.7       Capital Funds Agreement    Form S-1, Reg. No. 2-54452,
                     dated May 29,1968          Exhibit 13(a)(3)(c)
                     between Maine Yankee
                     and sponsors, including
                     the Company

          10.8       Maine Yankee Transmission  Form S-1, Reg. No. 2-54452,
                     Agreement dated April 1,   Exhibit 13(a)(3)(d)
                     1971 among the Company
                     and other utilities

          10.9       Modification of Maine      Form S-1, Reg. No. 2-54452,
                     Yankee Transmission        Exhibit 13(a)(3)(f)
                     Agreement of December
                     1, 1972

          10.10      Agreement for Joint        Form S-1, Reg. No. 2-54452,
                     Ownership, Construction    Exhibit 13(a)(4)(a)
                     and Operation dated
                     November 1, 1974 of
                     Wyman Unit No. 4 among
                     Central Maine Power
                     Company, the Company
                     and other utilities

          10.11      Amendment No. 1 dated      Form S-1, Reg. No. 2-54452,
                     June 30, 1975 to Wyman 4   Exhibit 13(a)(4)(b)
                     Agreement of November 1,
                     1974

          10.12      Transmission Agreement     Form S-1, Reg. No. 2-54452,
                     dated November 1, 1974     Exhibit 13(a)(4)(c)
                     re Wyman Unit No. 4
                     among Central Maine
                     Power Company and other
                     utilities


          10.13      Form of Federal Power      Form S-1, Reg. No. 2-54452,
                     Commission license         Exhibit 13(b)(4)
                     for hydro-electric
                     dam facility

          10.14      Employee Stock Ownership   Form S-7, Reg. No. 2-59747,
                     Plan, including related    Exhibit 5(a)(2)
                     trust agreements, dated
                     June 1, 1977

          10.15      Sample of binder relating  Form S-7, Reg. No. 2-59747,
                     to contingent liability    Exhibit 5(a)(4)
                     for nuclear incidents

          10.16      Agreements relating to     Form S-7, Reg. No. 2-61589,
                     Seabrook 1 and 2           Exhibit 5(a)(3)
                     including offering
                     letter dated September
                     7, 1977 and the Company's
                     response thereto dated
                     October 6, 1977, the
                     Agreement to Transfer
                     Ownership Share between
                     the Company and The
                     Connecticut Light and
                     Power Co., dated November
                     1, 1977 and a letter
                     amendment thereto dated
                     January 31, 1978, and the
                     Joint Ownership Agreement
                     with Public Service
                     Company of New Hampshire
                     and other utilities as
                     amended through January
                     31, 1975

          10.17      Amendment No. 2 dated      Form 10-K, 1976, Exhibit H(2)
                     August 16, 1976 to Joint
                     Ownership Agreement
                     dated November 1, 1974
                     with Central Maine Power
                     Company and others re
                     Wyman Unit No. 4

          10.18      Copies of Tenth and        Form 10-K, 1979, Exhibit D
                     Eleventh Amendments
                     dated October 11, 1979
                     and December 15, 1979,
                     respectively, to the
                     Agreement for Joint
                     Ownership Construction
                     and Operation of New
                     Hampshire Nuclear Units

          10.19      Copies of Forms of         Form 10-Q, 2nd Qtr. 1979,
                     documents related to       Exhibit A
                     the Company's proposed
                     purchase of an additional
                     1.80142% interest in the
                     Seabrook Nuclear Units,
                     consisting of PSNH's
                     offer to sell ownership
                     shares dated March 8,
                     1979, the Company's
                     letter response thereto
                     dated March 19, 1979,
                     and the Sixth, Seventh,
                     Eighth and Ninth Amendment
                     to the Agreement for Joint
                     Ownership, Construction
                     and Operation of New
                     Hampshire Nuclear Units,
                     dated April 18, 1979,
                     April 18, 1979, April 25,
                     1979, and June 8, 1979,
                     respectively

          10.20      Copy of Thirteenth         Form 10-K, 1981, Exhibit
                     Amendment dated as of      10(a)
                     December 31, 1980 to
                     the Agreement for Joint
                     Ownership, Construction
                     and Operation of New
                     Hampshire Nuclear Units

          10.21      Forms of contracts         Form 10-Q, 2nd Qtr. 1982,
                     concerning the Company's   Exhibit 10
                     participation with
                     other New England
                     utilities in the
                     proposed Quebec
                     interconnection

          10.22      Fourteenth Amendment       Form 10-K, 1983, Exhibit 10.1
                     dated as of June 1, 1982
                     to the Agreement for
                     Joint Ownership,
                     Construction and
                     Operation of New
                     Hampshire Nuclear
                     Units

          10.23      Third Amendment dated      Form 10-K, 1983, Exhibit 10.2
                     as of November 1, 1982
                     to Preliminary Quebec
                     Interconnection Support
                     Agreement

          10.24      Second Amendment dated     Form 10-K, 1983, Exhibit 10.3
                     as of November 1, 1982
                     to Agreement With
                     Respect to Use of
                     Quebec Interconnection

          10.25      Amendment No. 2 dated      Form 10-K, 1983, Exhibit 10.4
                     as of November 1, 1982,
                     to Phase 1 Terminal
                     Facility Support
                     Agreement (Quebec
                     Interconnection)

          10.26      Amendment No. 2 dated      Form 10-K, 1983, Exhibit 10.5
                     as of November 1, 1982
                     to Phase 1 Vermont
                     Transmission Line
                     Support Agreement
                     (Quebec Interconnection)

          10.27      Fourth Amendment           Form 10-Q, 1st Quarter 1983,
                     dated as of March 1,       Exhibit 10.1
                     1983, to Preliminary
                     Quebec Interconnection
                     Support Agreement

          10.28      Fourteenth Amendment to    Form 10-Q, 2nd Quarter 1983,
                     Agreement for Joint        Exhibit 10.2
                     Ownership, Construction
                     and Operation of New
                     Hampshire Nuclear Units

          10.29      Fifth Amendment to         Form 10-Q, 2nd Quarter 1983,
                     Preliminary Quebec         Exhibit 10.2
                     Interconnection
                     Support Agreement

          10.30      Amendment dated as of      Form 10-Q, 2nd Quarter 1983,
                     September 1, 1981          Exhibit 10.3
                     to New England Power
                     Pool Agreement

          10.31      Amendment dated as of      Form 10-Q, 2nd Quarter 1983,
                     June 1, 1982 to New        Exhibit 10.4
                     England Power Pool
                     Agreement

          10.32      Amendment dated as of      Form 10-Q, 2nd Quarter 1983,
                     June 15, 1983 to New       Exhibit 10.5
                     England Power Pool
                     Agreement

          10.33      Amendment dated as of      Form 10-Q, 3rd Quarter 1983,
                     October 1, 1983 to         Exhibit 10.1
                     New England Power Pool
                     Agreement

          10.34      Amendment No. 1 to the     Form 10-K, 1983, Exhibit
10(b)
                     Maine Yankee Power
                     Contract

          10.35      Amendment No. 2 to the     Form 10-K, 1983, Exhibit
10(c)
                     Maine Yankee Power
                     Contract

          10.36      Additional Power Con-      Form 10-K,1983, Exhibit 10(d)
                     tract between Maine
                     Yankee and its sponsors,
                     including the Company

          10.37      Interim Protection Agree-  Form 10-Q, 1st Quarter 1984,
                     ment dated as of April     Exhibit 10.1
                     27, 1984 relating to
                     the Seabrook project

          10.38      Fifteenth Amendment        Form 10-Q, 1st Quarter 1984,
                     to the Seabrook Joint      Exhibit 10.2
                     Ownership Agreement

          10.39      Sixteenth Amendment        Form 10-Q, 2nd Quarter 1984,
                     to the Seabrook Joint      Exhibit 10.1
                     Ownership Agreement

          10.40      Agreement for Seabrook     Form 10-Q, 2nd Quarter 1984,
                     Project Disbursing Agent   Exhibit 10.2

          10.41      Seventeenth Amendment to   Form 10-K,1984, Exhibit 10(a)
                     Seabrook Joint Ownership
                     Agreement and corresponding
                     First Amendment to Seabrook
                     Project Disbursing Agent
                     Agreement (neither of which
                     were executed by the Company)

          10.42      Preliminary Support        Form 10-K,1984, Exhibit 10(b)
                     Agreement - Phase 2 of
                     Hydro-Quebec Inter-
                     connection

          10.43      Letter of Intent between   Form 10-Q, 2nd Quarter 1985,
                     the Company and Eastern    Exhibit 10.1
                     Utilities Associates
                re:  possible sale of
                     Seabrook interest

          10.44      First, Second and Third      Form 10-K,1985, Exhibit 10(a)
                     Amendments to agreement for
                     Seabrook Project Disbursing
                     Agent (none of which were
                     executed by the Company)

          10.45 Amendment dated September 1, Form 10-K,1985, Exhibit 10(b) 1985 to Agreement with respect to Use of Quebec
                     Interconnection

          10.46      Energy Contract dated      Form 10-K,1985, Exhibit 10(c)
                     March 1983 between NEPOOL
                     and Hydro-Quebec re:
                     Hydro-Quebec Phase I
                     interconnection project

          10.47      Energy Banking Agreement   Form 10-K,1985, Exhibit 10(d)
                     dated March 1983 between
                     NEPOOL and Hydro-Quebec re
                     Hydro-Quebec Phase I
                     interconnection project

          10.48 Interconnection Agreement Form 10-K,1985, Exhibit 10(e) dated March 1983 between
                     NEPOOL and Hydro-Quebec re:
                     Hydro-Quebec Phase I
                     interconnection project

          10.49 Amendment dated September 1Form 10-K,1985, Exhibit 10(f) 1985 to NEPOOL Agreement
                     re:  Hydro-Quebec Phase II
                     interconnection project

          10.50 Firm Energy Contract dated Form 10-K,1985, Exhibit 10(g) October 14, 1985 between
                     New England utilities and
                     Hydro-Quebec re:  Hydro-
                     Quebec Phase II
                     interconnection project

          10.51 Boston Edison AC FacilitiesForm 10-K,1985, Exhibit 10(h) Support Agreement dated June
                     1, 1985 re:  Hydro-Quebec
                     Phase II interconnection
                     project

          10.52      Phase II New England       Form 10-K,1985, Exhibit 10(i)
                     Power AC Facilities
                     Support Agreement dated
                     June 1, 1985 re: Hydro-
                     Quebec Phase II
                     interconnection project

          10.53      Phase II Massachusetts     Form 10-K,1985, Exhibit 10(j)
                     Transmission Facilities
                     Support Agreement dated
                     June 1, 1985 re: Hydro-
                     Quebec Phase II
                     interconnection project

          10.54      Phase II New Hampshire     Form 10-K,1985, Exhibit 10(k)
                     Facilities Support
                     Agreement dated June 1,
                     1985 re:  Hydro-Quebec
                     Phase II interconnection
                     project

          10.55      First Amendment dated      Form 10-K,1985, Exhibit 10(l)
                     March 1, 1985 and Second
                     Amendment dated January 1,
                     1986 to Preliminary Quebec
                     Interconnection Support
                     Agreement - Phase II

          10.56      Amendment No. 3 dated      Form 10-K,1985, Exhibit 10(m)
                     October 1, 1984 to Maine
                     Yankee Power Contract

          10.57      Amendment No. 1 dated      Form 10-K,1985, Exhibit 10(n)
                     August 1, 1985 to Maine
                     Yankee Capital Funds
                     Agreement

          10.58 Amendments dated August 1, Form 10-K,1985, Exhibit 10(o) 1985, August 15, 1985, and
                     January 1, 1986 to
                     NEPOOL Agreement

          10.59      Fourth Amendment to        Form 10-Q, 1st Quarter 1986,
                     Seabrook Project           Exhibit 10.1
                     Disbursing Agent Agreement

          10.60 Third Amendment to Vermont Form 10-Q, 1st Quarter 1986, Transmission Line Support Exhibit 10.2
                     Agreement

          10.61      First Amendment to Hydro-  Form 10-Q, 1st Quarter 1986,
                     Quebec Phase I Intercon-   Exhibit 10.3
                     nection Agreement

          10.62      First Amendment to Hydro-  Form 10-Q, 2nd Quarter 1986,
                     Quebec Phase II            Exhibit 10.1
                     Massachusetts Trans-
                     mission Facilities
                     Support Agreement

          10.63      First Amendment to Hydro-  Form 10-Q, 2nd Quarter 1986,
                     Quebec Phase II New        Exhibit 10.2
                     Hampshire Transmission
                     Facilities Support
                     Agreement

          10.64 First Amendment to Hydro- Form 10-Q, 2nd Quarter 1986, Quebec Phase II New England Exhibit 10.3
                     Power AC Facilities
                     Support Agreement

          10.65      First Amendment to         Form 10-Q, 2nd Quarter 1986,
                     Hydro-Quebec Phase II      Exhibit 10.4
                     Boston Edison Company AC
                     Facilities Support
                     Agreement

          10.66      Eighteenth Amendment to    Form 10-Q, 2nd Quarter 1986,
                     Seabrook Joint Ownership   Exhibit 10.5
                     Agreement

          10.67      Amendment Number 3 to      Form 10-Q, 3rd Quarter 1986,
                     Hydro-Quebec Phase l       Exhibit 10.1
                     Terminal Facility Support
                     Agreement

          10.68      Amendment Number 3 to      Form 10-Q, 3rd Quarter 1986,
                     Hydro-Quebec Phase I       Exhibit 10.2
                     Vermont Transmission Line
                     Support Agreement

          10.69      Power Sale Agreement for   Form 10-Q, 3rd Quarter 1986,
                     sale of approximately      Exhibit 10.3
                     31 MW of system power by
                     Bangor Hydro-Electric
                     Company to UNITIL
                     Power Corp.

          10.70      Purchase Agreement with    Form 10-Q, 3rd Quarter 1986,
                     respect to Wyman No. 4     Exhibit 10.4
                     between Bangor Hydro-
                     Electric Company and
                     Fitchburg Gas and Electric
                     Light Company

          10.71      Nineteenth Amendment to    Form 10-K,1986, Exhibit 10(a)
                     Seabrook Joint Ownership
                     Agreement

          10.72      Twentieth Amendment to     Form 10-K,1986, Exhibit 10(b)
                     Seabrook Joint Ownership
                     Agreement

          10.73 Agreement of Purchase and Form 10-K,1986, Exhibit 10(c) Sale dated February 19,
                     1986, regarding the sale
                     of the Company's Seabrook
                     interest to EUA Power

          10.74 Bill of Sale and AssumptionForm 10-K,1986, Exhibit 10(d) of Obligations dated
                     November 25, 1986 regarding
                     the sale of the Company's
                     Seabrook interest to EUA
                     Power

          10.75      Deed dated November 21,    Form 10-K,1986, Exhibit 10(e)
                     1986 regarding the sale
                     of the Company's Seabrook
                     interest to EUA Power

          10.76 Agreement to Share Certain Form 10-K,1986, Exhibit 10(f) Costs re Tewksbury-Seabrook
                     Transmission Line dated
                     May 8, 1986

          10.77      Joint Venture Agreement    Form 10-K,1986, Exhibit 10(g)
                     effective as of June 9,
                     1986, between the Company
                     and Pacific Lighting Energy
                     Systems (as amended by a
                     First Amendment thereto
                     dated June 16, 1986) re
                     Bangor-Pacific Hydro
                     Associates (formerly West
                     Enfield Associates)

          10.78 Capital Support Agreement Form 10-K,1986, Exhibit 10(h) dated as of January 29,
                     1987, among the Company
                     and lenders to Bangor-
                     Pacific Hydro Associates

          10.79      Power Purchase Agreement   Form 10-K,1986, Exhibit 10(i)
                     dated June 9, 1986 and
                     Amendment No. 1 thereto
                     dated January 14, 1987,
                     between the Company and
                     Bangor-Pacific Hydro
                     Associates (formerly West
                     Enfield Associates)

          10.80      Deed and Bill of Sale re   Form 10-K,1986, Exhibit 10(j)
                     transfer of West Enfield
                     site from the Company to
                     Bangor-Pacific Hydro
                     Associates

          10.81 Assignment by the Company Form 10-K,1986, Exhibit 10(k) of Joint Venture Interest to Penobscot Hydro Co., Inc.

          10.82 Power Sale Agreement dated Form 10-K,1986, Exhibit 10(l) August 1, 1986, and First
                     Amendment thereto, between
                     the Company and Unitil
                     Power Corp. re Wyman No. 4

          10.83      Third Amendment to Pre-    Form 10-K,1987, Exhibit 10(a)
                     liminary Quebec Intercon-
                     nection Support Agreement -
                     Phase II

          10.84      Fourth Amendment to Pre-   Form 10-K,1987, Exhibit 10(b)
                     liminary Quebec Intercon-
                     nection Support Agreement -
                     Phase II

          10.85      Fifth Amendment to Pre-    Form 10-K,1987, Exhibit 10(c)
                     liminary Quebec Intercon-
                     nection Support Agreement -
                     Phase II

          10.86      Sixth Amendment to Pre-    Form 10-K,1987, Exhibit 10(d)
                     liminary Quebec Intercon-
                     nection Support Agreement -
                     Phase II

          10.87 Seventh Amendment to Pre- Form 10-K,1987, Exhibit 10(e) liminary Quebec Intercon-nection Support Agreement -
                     Phase II

          10.88      Amendment to New England   Form 10-K,1987, Exhibit 10(f)
                     Power Pool Agreement dated
                     March 1, 1988

          10.89 Second Amendment to Credit Form 10-K,1987, Exhibit 10(h) Agreement, dated as of July
                     22, 1987, among the Company
                     and the Banks named therein

          10.90 Dividend Reinvestment and Form 10-K,1987, Exhibit 10(i) Common Stock Purchase Plan
                     Effective as of December 1,
                     1987

          10.91      Deed dated December 2,     Form 10-K,1988, Exhibit 10(a)
                     1988 regarding the sale
                     of certain Seabrook trans-
                     mission facilities to EUA
                     Power

          10.92      Ninth Amendment to         Form 10-K,1988, Exhibit 10(b)
                     Preliminary Quebec
                     Interconnection Support
                     Agreement - Phase II

          10.93      Tenth Amendment to         Form 10-K,1988, Exhibit 10(c)
                     Preliminary Quebec
                     Interconnection Support
                     Agreement - Phase II

          10.94      Second Amendment to        Form 10-K,1988, Exhibit 10(d)

                     Massachusetts Trans-
                     mission Facilities
                     Support Agreement

          10.95      Third Amendment to         Form 10-K,1988, Exhibit 10(e)
                     Massachusetts Trans-
                     mission Facilities
                     Support Agreement

          10.96      Fourth Amendment to        Form 10-K,1988, Exhibit 10(f)
                     Massachusetts Trans-
                     mission Facilities
                     Support Agreement

          10.97      Fifth Amendment to         Form 10-K,1988, Exhibit 10(g)
                     Massachusetts Trans-
                     mission Facilities
                     Support Agreement

          10.98      Sixth Amendment to         Form 10-K,1988, Exhibit 10(h)
                     Massachusetts Trans-
                     mission Facilities
                     Support Agreement

          10.99      Second Amendment to        Form 10-K,1988, Exhibit 10(i)
                     New Hampshire Trans-
                     mission Facilities
                     Support Agreement

          10.100     Third Amendment to         Form 10-K,1988, Exhibit 10(j)
                     New Hampshire Trans-
                     mission Facilities
                     Support Agreement

          10.101     Fourth Amendment to        Form 10-K,1988, Exhibit 10(k)
                     New Hampshire Trans-
                     mission Facilities
                     Support Agreement

          10.102     Fifth Amendment to         Form 10-K,1988, Exhibit 10(l)
                     New Hampshire Trans-
                     mission Facilities
                     Support Agreement

          10.103     Sixth Amendment to         Form 10-K,1988, Exhibit 10(m)
                     New Hampshire Trans-
                     mission Facilities
                     Support Agreement

          10.104     Second Amendment to        Form 10-K,1988, Exhibit 10(n)
                     Phase II AC New England
                     Power Facilities Sup-
                     port Agreement

          10.105     Third Amendment to         Form 10-K,1988, Exhibit 10(o)
                     Phase II AC New England
                     Power Facilities Sup-
                     port Agreement

          10.106     Fourth Amendment to        Form 10-K,1988, Exhibit 10(p)
                     Phase II AC New England
                     Power Facilities Sup-
                     port Agreement

          10.107     Fifth Amendment to         Form 10-K,1988, Exhibit 10(q)
                     Phase II AC New England
                     Power Facilities Sup-
                     port Agreement

          10.108     Second Amendment to        Form 10-K,1988, Exhibit 10(r)
                     Phase II Boston Edison
                     AC Facilities Support
                     Agreement

          10.109     Third Amendment to         Form 10-K,1988, Exhibit 10(s)
                     Phase II Boston Edison
                     AC Facilities Support
                     Agreement

          110.110    Fourth Amendment to        Form 10-K,1988, Exhibit 10(t)
                     Phase II Boston Edison
                     AC Facilities Support
                     Agreement

          10.111     Fifth Amendment to         Form 10-K,1988, Exhibit 10(u)
                     Phase II Boston Edison
                     AC Facilities Support
                     Agreement

          10.112     Letter of Assurances,      Form 10-K,1988, Exhibit 10(v)
                     Consents and Agreements
                     With Respect to Credit
                     Facility Financing for
                     Phase II Hydro-Quebec
                     Financing

          10.113     Agreement With Hanlin      Form 10-K,1988, Exhibit 10(w)
                     Group, Inc., also known
                     as "LCP", for the sale of
                     electricity

          10.114     401 (k) Plan for Non-      Form 10-K,1988, Exhibit 10(x)
                     Union Employees

          10.115     Credit Agreement dated     Form 10-Q,First Quarter, 1989
                     as of May 2, 1989 among    Exhibit 4.2
                     the Company, the Banks
                     named therein, and
                     Manufacturers Hanover
                     Trust Company, as Agent

          10.116     Agreement for the Sale     Form S-2, Reg. No. 33-39181,
                     and Purchase of ElectricityExhibit 10.79
                     dated as of August 13, 1984
                     between Ultrapower Incorpor-
                     ated-Jonesboro and the
                     Company

          10.117     Agreement for the Sale     Form S-2, Reg. No. 33-39181,
                     and Purchase of ElectricityExhibit 10.80
                     dated as of August 13, 1984
                     between Ultrapower Incorpor-
                     ated-West Enfield and the
                     Company

          10.118     Amendment Agreement        Form S-2, Reg. No. 33-39181,
                     dated November 3, 1988     Exhibit 10.81
                     between the Company and
                     Babcock-Ultrapower West
                     Enfield and Babcock-
                     Ultrapower-Jonesboro

          10.119     Agreement for the          Form S-2, Reg. No. 33-39181,
                     Purchase and Sale of       Exhibit 10.82
                     Electricity dated as of
                     June 21, 1984 between
                     Penobscot Energy Recovery
                     Company and the Company

          10.120     Amendment No. 1 as of      Form S-2, Reg. No. 33-39181,
                     March 24, 1986 to the      Exhibit 10.83
                     Agreement for the Purchase
                     and Sale of Electricity
                     dated as of June 21, 1984
                     between Penobscot Energy
                     Recovery Company and the
                     Company

          10.121     Power Purchase Agree-      Form S-2, Reg. No. 33-39181,
                     ment dated October 24, 1984Exhibit 10.84 between Alternative Energy
                     Decisions, Inc. and the
                     Company

          10.122     Partnership Agreement      Form S-2, Reg. No. 33-39181,
                     dated as of July 1, 1990   Exhibit 10.85
                     between NORVARCO and
                     Bangor Var Co., Inc.

          10.123     Form of Agreement with     Form 10-K,1992, Exhibit 10(a)
                     certain Executive Officers
                     providing supplemental
                     death and retirement
                     benefits

          10.124     Form of Agreement with     Form 10-K,1992, Exhibit 10(b)
                     certain Executive Officers
                     providing benefits upon
                     a change of control