Form 10-Q
period 1994-03-31
BANGOR HYDRO ELECTRIC CO
filed 1994-05-11
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended MARCH 31, 1994      Commission File No. 0-505
                      --------------                          -----

                     BANGOR HYDRO-ELECTRIC COMPANY
        -----------------------------------------------------
        (Exact Name of Registrant as specified in its Charter


              MAINE                         01-0024370
- - --------------------------------      --------------------
(State or Other Jurisdiction of       (I.R.S. Employer
 Incorporation or Organization)        Identification No.)


    33 STATE STREET, BANGOR, MAINE             04401
- - ----------------------------------------    ----------
(Address of Principal Executive Offices)    (Zip Code)


Registrant's Telephone Number, including Area Code    207-945-5621
                                                      ------------

                                 NONE
           ---------------------------------------------------
           Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report


        Outstanding Common Stock, $5 Par Value - 7,112,674 Shares
                                March 31, 1994


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes   X        No
                             -----         ----





                                  FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1994

                        PART I - FINANCIAL INFORMATION

                                                           PAGE

Cover Page                                                  1

Index                                                       2

Consolidated Statements of Income                           3

Management's Discussion and Analysis
  of Financial Statements                                   4

Consolidated Balance Sheets - March 31, 1994 and
  December 31, 1993                                        13

Consolidated Statements of Retained Earnings               15

Consolidated Statements of Cash Flows                      16

Notes to the Consolidated Financial Statements             17

PART II - OTHER INFORMATION                                23

Item 6 - Exhibits and Reports on Form 8-K                  24

Signature Page                                             25






<PAGE-2>



                                  BANGOR HYDRO-ELECTRIC COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                             000's Omitted Except Per Share Amounts
                                         (Unaudited)
                                                           3 Months Ended
                                                         Mar. 31,   Mar. 31,
                                                          1994        1993
                                                         -------     -------
ELECTRIC OPERATING REVENUES:
   Base rate revenue                                      $19,731    $19,477
   Fuel charge revenue                                     26,645     30,202
                                                         -------------------
                                                          $46,376    $49,679
OPERATING EXPENSES:                                      -------------------
   Fuel for generation                                    $26,656    $30,117
   Purchased power                                          3,182      3,921
   Other operation and maintenance                          9,875      6,547
   Depreciation and amortization                            1,298      1,244
   Amortization of Seabrook Nuclear Project                   425        425
   Amortization of Costs to Terminate Purchased Power         324          -
     Contract
         Taxes -
     Property and payroll                                   1,236      1,045
     State income                                             (42)       272
     Federal income                                           384      1,329
                                                         -------------------
                                                          $43,338    $44,900
                                                         -------------------
 OPERATING INCOME                                         $ 3,038    $ 4,779
                                                         -------------------
 OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used
    during construction                                  $   553    $   359
  Other, net of applicable income taxes                      (76)        77
                                                         -------------------
                                                         $   477    $   436
                                                         -------------------
 INCOME BEFORE INTEREST EXPENSE                          $ 3,515    $ 5,215
                                                         -------------------
INTEREST EXPENSE:
  Long-term debt                                         $ 2,709    $ 2,361
  Other                                                      403        238
    Allowance for borrowed funds used
    during construction                                     (692)      (292)
                                                         -------------------
                                                         $ 2,420    $ 2,307
                                                         -------------------
 NET INCOME                                              $ 1,095    $ 2,908
 DIVIDENDS ON PREFERRED STOCK                                413        403
                                                         -------------------
  EARNINGS APPLICABLE TO COMMON STOCK                    $   682    $ 2,505
                                                         ===================
  WEIGHTED AVERAGE NUMBER OF SHARES                        6,321      5,436
                                                         ===================
  EARNINGS PER COMMON SHARE,
    based on the weighted average
    number of shares outstanding
    during the period                                    $   .11    $   .46
                                                         ===================
  DIVIDENDS DECLARED PER COMMON SHARE                    $   .33    $   .33
                                                         ===================

  See notes to the consolidated financial statements.

<PAGE-3>



                        BANGOR HYDRO-ELECTRIC COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION




       Management's Discussion and Analysis of the Results of Operations and

Financial Condition contained in Bangor Hydro-Electric Company's (the

"Company") Annual Report on Form 10-K for the year ended December 31, 1993

("1993 Form 10-K") should be read in conjunction with the comments below.



                            RESULTS OF OPERATIONS

                 FIRST QUARTER 1994 VERSUS FIRST QUARTER 1993



EARNINGS

     As expected earnings for the quarter ended March 31, 1994 were significantly below earnings achieved in the comparable 1993 quarter, despite the base rate increase effective March 1, 1994 (discussed below).  Earnings for the quarter ended March 31, 1994 were $.11 per common share compared to

$.46 per common share for the quarter ended March 31, 1993.  Absent the impact of the early retirement program recorded in March of 1994 (mentioned below), earnings for the first quarter of 1994 would have been $.37 per common share.

     In March 1994 the Company implemented an early retirement plan in which forty employees accepted the early retirement offer.  Although this will mean future savings, accounting guidelines require that a substantial portion of the cost of the plan be charged to operations in the period that the plan is


<PAGE-4>



implemented.  Since the plan was implemented in the first quarter of 1994,

the Company experienced a one-time non-cash charge of $1.7 million or $.26 per common share (net of income taxes).  This charge exceeds by approximately

$800,000 the amount estimated at the time of the Company's Annual Report on

Form 10-K for the year ended December 31, 1993.

     On March 1, 1994 the Company implemented new base rates as a result of the Maine Public Utilities Commission ("MPUC") order of February 17 which allowed an increase in base rates of $11.1 million and provided an authorized return on common equity of 10.6%. The Company does not expect to realize this level of return on common equity in 1994 due to several factors:  Sales are expected to be lower than the projections utilized by the MPUC in determining the Company's base rate increase; in order to maintain continued sales to the

Company's second largest customer, James River (a large pulp and paper manufacturer), the Company entered into a special contract with James River which will reduce the base revenue contribution from that customer by about

$1 million annually from historical levels; and the one-time early retirement program costs.

     In 1991, the Company's largest industrial customer, LCP Chemicals

("LCP"), filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

On February 18, 1994, the U.S. Bankruptcy Court approved the sale of substantially all of LCP's assets, including its Orrington, Maine facility,

to Holtrachem Manufacturing Company, L.L.C., and the transfer of ownership was recently completed.  Based upon its representations to the Bankruptcy

Court, it appears to be Holtrachem's intent to continue operation of the LCP facility at Orrington, Maine.  As part of its plan to transfer the plant,


<PAGE-5>




Holtrachem and LCP negotiated a special rate contract with the Company.  This special rate contract was approved by the MPUC order dated March 10, 1994.

However, the Company cannot predict the on-going level of sales.  Further, as part of the plan to transfer the plant and to obtain the special rate contract, LCP agreed to release all pending legal claims against the Company.



REVENUES

     The base rate revenue increase of $254,000 or 1.3% was due principally to the 15.9% base rate increase which took effect on March 1, 1994, and increased total kilowatt hour ("KWH") sales of 1.45% for the quarter ended

March 31, 1994.  While KWH sales to LCP were flat in the first quarter of

1994 as compared to 1993, base rate revenue decreased $308,000 due to the implementation of the new contract previously discussed.  KWH sales to James

River, in the first quarter of 1994 were 32.75% greater than in 1993, but base revenues increased by only 5.4% due to the implementation of the lower base rates.

     Fuel charge revenue decreased by $3.6 million or 11.8% in the first quarter of 1994 over the same quarter of 1993.  This decrease was due to the

12.5% fuel rate decrease effective in November 1, 1993, offset by the overall

1.45% increase in KWH sales [excluding sales which are reclassified under

Accounting Release 14 ("AR 14")] in the first quarter of 1994.  The AR 14 reclassification resulted in additional fuel charge revenue of $3.09 million for the first quarter of 1994 as compared to $4.24 million for the same quarter of 1993.




<PAGE-6>



EXPENSES

     As a result of the deferred fuel accounting methodology followed by the

Company, whereby retail fuel expense is recorded to match the fuel cost portion of fuel charge revenue, fuel expense has decreased in proportion to the decreases in the fuel cost portion of fuel charge revenue.  Fuel expense was also impacted by the AR 14 reclassification, which resulted in an increase of $3.09 million in fuel expense for the first quarter of 1994 compared to an increase of $4.24 million for the same quarter of 1993.

     Purchased power expense decreased by $739,000 or 18.9% in the first quarter of 1994 as compared to the same quarter of 1993.  The decrease was due primarily to lower capacity and transmission costs associated with the

Maine Yankee nuclear plant in the first quarter of 1994.

     Other operation and maintenance ("O & M") expense increased $3,328,000 or 50.8% in the first quarter of 1994.  This expense has increased due principally to the implementation of the early retirement program in the first quarter of 1994, which resulted in approximately $2.8 million of expense being recorded.  The other O&M increase was also impacted by the

Company charging to operations beginning in March 1994 the full amount of other postretirement benefit expense under FASB 106 in excess of the amount recorded on a pay-as-you-go basis, which amounted to $134,000 of expense in the first quarter of 1994.  The Company also began amortizing, effective

March 1, 1994, certain deferred charges for which recovery was received in the recent base rate order from the MPUC, amounting to $83,000 in 1994.  In addition in the first quarter of 1994, pension income decreased $106,000 as compared to the first quarter of 1993.  O&M payroll increased $283,000 due to


<PAGE-7>




vested vacation benefits paid to early retirees upon retirement, a 3.5% wage rate increase for bargaining unit employees effective January 1, 1994, as well as lower levels of capitalized payroll in 1994 as compared to 1993.

     Depreciation and amortization expense increased by $54,000 or 4.3% due to an increase in depreciable property.

     Effective March 1, 1994 in connection with the recent base rate order from the MPUC (previously discussed), the Company began amortizing the deferred costs associated with the Beaver Wood Joint Venture purchased power contract termination over a nine year period, in the amount of $324,000 per month.

     Property and payroll taxes increased $191,000 or 18.3% as a result of higher levels of property taxes due to greater property levels, and higher payroll taxes due to $147,000 in increased total payroll costs in the first quarter of 1994.

     Income taxes decreased $1,259,000 or 78.6% due principally to lower taxable income.  The effective federal income tax rate was 25% for the quarter ended March 31, 1994 as compared to 30% for the 1993 quarter (See

Note 2).

     Allowance for funds used during construction ("AFDC") increased; the equity portion by $194,000 or 54.0% and the borrowed portion by $400,000 or

137.0% due principally to the accrual of carrying costs associated with the above mentioned purchased power contract termination.  In the first quarter of 1994 approximately $676,000 in associated carrying costs were recorded.

In the first quarter of 1993 no such carrying costs were recorded.  Effective with the implementation of revised base rates on March 1, 1994, the Company


<PAGE-8>


discontinued the accrual of these carrying costs since the recovery of the contract termination costs (including carrying costs and a return on unamortized balances) is included in the revised rates.  The increase in the accrual of AFDC in 1994 was offset by the cessation of accruing AFDC on costs related to the Basin Mills project effective December 31, 1993.  In the first quarter of 1993 $110,000 of AFDC was recorded on the Basin Mills costs.

     Other income (expense), net of applicable taxes, declined by $153,000 due primarily to a change in LCP's electric rate.

     Long-term debt interest expense increased by $348,000 or 14.7% due to the issuance in June 1993 of $15 million of first mortgage bonds at an interest rate of 7.3% and the issuance of $14.3 million of first mortgage bonds at an interest rate of 12.25%.  The latter bonds were issued in exchange for other lenders' debt in connection with the buyout of the purchased power contract with the Beaver Wood Joint Venture.  These were partially offset by reduced interest expense as a result of regular and optional sinking fund payments on certain of the higher coupon bonds as well as the redemption of the remaining balances of the 9.25% series due 2001,

8.25% series due 1999, and the 8.6% series due 2003.

     Other interest expense is composed primarily of interest expense on short term borrowings.  This expense increased by $165,000 or 69% due to an increase in average short term borrowings outstanding of approximately $16.5 million in the 1994 quarter as compared to 1993, offset by lower interest rates in 1994.


<PAGE-9>




LIQUIDITY AND CAPITAL RESOURCES

     The Consolidated Statements of Cash Flows reflect events in the first quarters of 1994 and 1993 as they affect the Company's liquidity.  Net cash provided by operations was $13.2 million for the first quarter of 1994 compared with $8.5 million for the first quarter of 1993.  The increase was due in part to a $1.9 million reduction in accounts payable in the 1994 quarter as compared to a $3.9 million reduction in the 1993 quarter.  In addition, prepaid pension costs decreased by $1.7 million during the 1994 period against an $85,000 increase in the 1993 period.  Further, the Company received $1.2 million in funds from an escrow account related to certain first mortgage bond indenture requirements in the first quarter of 1994.

These increases in cash flows were offset to some degree by a $1.8 million reduction in net income in the first quarter of 1994 as compared to 1993.

Also reducing cash flows from operations was a $1.4 million increase in accrued current income taxes in the 1993 quarter as compared to no change in

1994 quarter.

     Deferred fuel, purchased power and interest costs decreased (which represents an increase in cash flows) $5.7 million for the 1994 quarter as compared to a $6.1 million decrease for the 1993 quarter.

     On March 30, 1994 the Company completed a common stock offering that raised approximately $14.1 million with the issuance and sale of 867,500 new shares of common stock.  The proceeds from the stock sale were utilized to reduce the Company's short-term debt balance.

     As previously discussed, external funds in the amount of $15 million were provided in 1993 by the issue of first mortgage bonds.  The documents


<PAGE-10>



governing these bonds do not provide for sinking fund payments.  The bond proceeds were used to reduce short-term debt balances and fund the Company's construction program.

     Under the Company's Dividend Reinvestment and Common Stock Purchase Plan

the Company realized a common stock investment of $354,000 through the issue of 19,780 new common shares in the first quarter of 1994 as compared to

$363,000 in the first quarter of 1993 through the issue of 18,793 common shares.

     The Company's bank borrowings are provided through a $25 million revolving credit facility as well as $30 million in lines of credit. The revolving credit facility, which expires in May 1994, is currently being renegotiated with the participating banks.

     As previously discussed, the Company made regular and optional sinking fund payments on certain of the higher rate coupon bonds and also redeemed the remaining principal balances of several series of first mortgage bonds in

1993.

     The Company has been actively pursuing attempts to renegotiate other high-cost non-utility generator contracts.  If an agreement to renegotiate or terminate the terms of the contracts were reached, substantial resources would be required on the part of the Company to complete the transaction.  It is possible that because of the size of the financial commitment that would be necessary the Company and its customers would be able to realize only a portion of the potential benefits from such contract restructuring.


<PAGE-11>



                           NEW ACCOUNTING STANDARDS



     Effective January 1, 1994, the Company adopted Financial Accounting

Standards Board Statement No. 112 "Employers' Accounting for Postemployment

Benefits" (FASB 112). The effect of FASB 112 on the Company's results of operations and financial position was not material.




<PAGE-12>


                                            BANGOR HYDRO-ELECTRIC COMPANY
                                             CONSOLIDATED BALANCE SHEETS
                                                    000's Omitted
                                                     (Unaudited)

    ASSETS                                              Mar. 31,   Dec. 31,
                                                          1994        1993
                                                        ---------   ---------
    INVESTMENT IN UTILITY PLANT:
      Electric plant in service, at original cost      $ 254,723   $ 250,123
      Less - Accumulated depreciation and amortization    72,418      71,184
                                                       ----------------------
                                                       $ 182,305   $ 178,939
        Construction in progress                          26,966      26,602
                                                       ----------------------
                                                       $ 209,271   $ 205,541
      Investments in corporate joint ventures:
        Maine Yankee Atomic Power Company              $   4,772   $   4,756
        Maine Electric Power Company, Inc.                   125         125
                                                     ------------------------
                                                       $ 214,168   $ 210,422
                                                     ------------------------
    OTHER INVESTMENTS, principally at cost             $   3,020   $   4,474
                                                     ------------------------
    CURRENT ASSETS:
    Cash and cash equivalents                          $   1,036   $   2,387
      Accounts receivable, net of reserve                 18,141      18,763
      Unbilled revenue receivable                          5,302       7,162
      Inventories, at average cost:
        Material and supplies                              2,996       3,220
        Fuel oil                                             305         635
      Prepaid expenses                                     1,371       1,574
      Deferred fuel and interest costs                         -       2,569
      Deferred purchased power costs                       1,405       1,796
      Current deferred income taxes                          569           -
                                                     ------------------------
        Total current assets                           $  31,125   $  38,106
                                                     ------------------------
    DEFERRED CHARGES:
      Investment in Seabrook Nuclear Project, net of
        accumulated amortization of $22,103 in 1994
        and $21,678 in 1993                            $  36,739   $  37,164
      Costs to terminate purchased power contract         40,653      40,302
      Deferred regulatory asset                           33,418      33,068
      Prepaid pension costs                                  707       2,398
      Demand-side management costs                         3,664       3,691
      Other                                                4,518       3,896
                                                     ------------------------
        Total deferred charges                         $ 119,699   $ 120,519
                                                     ------------------------
          Total assets                                 $ 368,012   $ 373,521
                                                     ========================

    See notes to the consolidated financial statements.


<PAGE-13>
                                                 BANGOR HYDRO-ELECTRIC COMPANY
                                                  CONSOLIDATED BALANCE SHEETS
                                                          000's Omit
                                                         (Unaudited)

                                                           Mar. 31,   Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES                1994        1993
                                                          ---------   ---------

CAPITALIZATION:
  Common stock, par $5 per share -
    Authorized - 7,500,000 shares
    Outstanding - 7,112,674 shares in 1994 and
      6,225,394 in 1993                                  $  35,563   $  31,127
  Amounts paid in excess of par value                       55,420      45,431
  Retained Earnings                                         15,721      17,386
                                                       ------------------------
                                                           106,704      93,944
  Preferred stock, non-participating, cumulative,
    par value $100 per share, authorized - 400,000
    shares in 1994 and 1993
      Not redeemable or redeemable solely at the
        option of the Company                                4,734       4,734
      Subject to mandadory redemption requirements -
        8.76% non-voting not redeemable prior to
        December 27, 1994, 150,000 shares authorized        15,186      15,168
        and outstanding

  Long-term debt, exclusive of current sinking fund        117,787     119,126
    requirements
                                                       ------------------------
      Total capitalization                               $ 244,411   $ 232,972
                                                       ------------------------
CURRENT LIABILITIES:
  Notes payable - banks                                  $  16,000   $  36,000
                                                       ------------------------
  Other current liabilities -
    Current sinking fund requirements of long-term debt  $   1,377   $   1,297
    Accounts payable                                        14,052      15,961
    Dividends payable                                        2,742       2,449
    Accrued interest                                         2,424       3,706
    Customers' deposits                                        495         498
    Deferred fuel and interest costs                         2,705           -
                                                       ------------------------
      Total other current liabilities                    $  23,795   $  23,911
                                                       ------------------------
      Total current liabilities                          $  39,795   $  59,911
                                                       ------------------------

  Deferred income taxes - Seabrook                       $  19,025   $  19,176
  Other accumulated deferred income taxes                   48,896      47,001
  Deferred regulatory liability                              9,217       9,347
  Unamortized investment tax credits                         2,227       2,272
  Other                                                      4,441       2,842
                                                       ------------------------
    Total deferred credits and reserves                  $  83,806   $  80,638
                                                       ------------------------
      Total Stockholders' Investment and Liabilities     $ 368,012   $ 373,521
                                                       ========================

See notes to the consolidated financial statements.

<PAGE-14>


                                   BANGOR HYDRO-ELECTRIC COMPANY
                           CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 19
                                           000's Omitted
                                            (Unaudited)


                                                      1994        1993
                                                    --------    --------

     BALANCE AT JANUARY 1                           $17,386     $21,639

     ADD - NET INCOME                                 1,095       2,908
                                                  ----------------------
                                                    $18,481     $24,547
                                                  ----------------------


     DEDUCT:

       Dividends -
         Preferred stock                            $   395     $   395
         Common stock                                 2,347       1,795
         Other                                           18           8
                                                  ----------------------
                                                    $ 2,760     $ 2,198
                                                  ----------------------

     BALANCE AT MARCH 31                            $15,721     $22,349
                                                  ======================




     See notes to the consolidated financial statements.


<PAGE-15>

                           BANGOR HYDRO-ELECTRIC COMPANY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  000's Omitted
                                   (Unaudited)

                                                           1994       1993
CASH FLOWS FROM OPERATIONS:                             ---------  ---------
  NET INCOME                                           $   1,095  $   2,908
    Adjustments to reconcile net income to net cash
      provided by (used in) operations:
        Depreciation and amortization                      1,298      1,244
        Amortization of Seabrook Nuclear Project             425        425
        Amortization of costs to terminate purchased
          power contract                                     324          -
        Allowance for equity funds used during construction (553)      (359)
        Deferred income tax provision                        405        438
        Deferred income taxes on Seabrook Nuclear Project   (104)      (104)
        Deferred investment tax credits                      (45)       (45)
      Changes in assets and liabilities:
        Deferred fuel, purchased power and interest costs  5,665      6,079
        Receivables, net and unbilled revenue              2,482      1,824
        Materials, supplies and fuel oil                     554         21
        Prepaid pension costs                              1,691        (85)
        Accounts payable                                  (1,909)    (3,881)
        Accrued interest                                  (1,282)      (636)
        Accrued current income taxes                           -      1,363
        Other current assets and liabilities, net            688        148
        Other, net                                         2,441       (860)
                                                      ----------------------
  Net Cash Provided By Operations                      $  13,175  $   8,480
                                                      ----------------------
CASH FLOWS FROM INVESTING:
  Construction expenditures                            $  (4,564) $  (5,162)
  Allowance for borrowed funds used during construction     (692)      (292)
                                                      ----------------------
  Net Cash Used in Investing                           $  (5,256) $  (5,454)
                                                      ----------------------
CASH FLOWS FROM FINANCING:
  Dividends on preferred stock                         $    (395) $    (395)
  Dividends on common stock                               (2,054)    (1,789)
  Payments on long-term debt                              (1,259)    (3,500)
  Issuances of common stock:
    Public offering (867,500 shares in 1994)              14,084          -
    Dividend reinvestment plan (19,780 shares in 1994
      and 18,793 shares in 1993)                             354        363
    Short-term debt, net                                 (20,000)     3,000
                                                      ----------------------
  Net Cash Used in Financing                           $  (9,270) $  (2,321)
                                                      ----------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                $  (1,351) $     705
CASH AND CASH EQUIVALENTS - BEGINNING OF QUARTER           2,387      1,488
                                                      ----------------------
CASH AND CASH EQUIVALENTS - END OF QUARTER             $   1,036  $   2,193
                                                      ======================
CASH PAID DURING THE QUARTER FOR:
  INTEREST (Net of Amount Capitalized)                 $   3,709  $   2,405
  INCOME TAXES                                                 -          -
                                                      ======================
See notes to the consolidated financial statements.

<PAGE-16>


                        BANGOR HYDRO-ELECTRIC COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1994
                                 (Unaudited)

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

       Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. These statements should be read in conjunction with the consolidated financial statements and the notes thereto and all other information included in the 1993 Form 10-K.

       In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of March 31, 1994 and the results of operations and cash flows for the quarters ended March 31, 1994 and 1993.

       The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 1993 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.

(2) INCOME TAXES

       In accordance with Financial Accounting Standard Board ("FASB") Statement No. 109 "Accounting for Income Taxes" ("FASB 109") the Company recorded the following amounts as of March 31, 1994 and December 31, 1993:

                                                    (000's)
                                                1994       1993
                                               ------     -------
Deferred income taxes on temporary
       differences on which deferred income
       taxes had not been previously accrued $32,719 $32,464 Effect of the 1987 change to lower income tax rates (offset by the
       1% rate increase in 1993) to be
       refunded to customers over time         (7,956)    (8,061)
Establishment of deferred tax assets
       on unamortized investment tax credits   (1,261)    (1,286)
                                               -------    -------
Net additional deferred income taxes
       under FASB 109                          $23,502    $23,117
                                               =======    =======


<PAGE-17>


CONSOLIDATED FINANCIAL NOTES - (CONTINUED)

(2) INCOME TAXES - (CONTINUED)

    The individual components of federal and state income taxes reflected in the Statements of Income for the three months ended March 31, 1994 and
March 31, 1993 are as follows:
                                        1994                     1993

                                ---------- -----------   -----------------------
                                  Federal      State      Federal     State
                                  -------      -----      -------     -----
Current                        $        -  $  984,915    $ 377,614  $
Deferred-short-term              (700,039)    131,338     (137,787)  (49,240)
Deferred-long-term:
  Other 1,181,838                (163,987)    651,995      (27,083)
  Seabrook                        (85,479)    (18,181)     (85,479)  (18,181)
Investment tax credit, net        (44,544)          -      (44,544)        -
                                ---------   ---------    ---------  ---------
  Total provision
    for income taxes           $  351,776  $  (50,830)  $1,369,100 $ 283,110
Charged to other
     income                        31,985       9,222      (40,193)  (11,155)
                                ---------   ---------    ---------   --------
Charged to operating
     expense                   $  383,761  $  (41,608)  $1,328,907 $ 271,955
                               ==========   ==========  ========== =========


<PAGE-18>



CONSOLIDATED FINANCIAL NOTES - (CONTINUED)

(2)  INCOME TAXES - (CONTINUED)


     The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the above provisions for federal income taxes:

                                           THREE MONTHS ENDED MARCH 31,
                                                  1994            1993
                                               AMOUNT   %     AMOUNT    %
                                                   (Dollars in Thousands)

Federal income tax provision
     at statutory rate                      $  474      34%   $1,566    34%
Less (Plus) temporary differences
     resulting from statutory exclusions
     from taxable income, and temporary
     differences that are flowed through
     for rate making and accounting
     purposes:
      Dividend received deduction related
        to earnings of associated companies     30       2        36     1
      Equity component of AFDC                 188      13       108     2
      Amortization of equity component
        of AFDC on recoverable Seabrook
        investment                             (39)     (3)      (39)   (1)
      Amortization of debt component of
        AFDC and capitalized overheads on
        recoverable Seabrook investment        (37)     (3)      (37)   (1)
      Book depreciation greater than tax
        depreciation on assets acquired
        before 1971                            (73)     (5)      (73)   (1)
      State income tax liability deducted
        for federal income tax purposes        (14)     (1)      117     2
      Reversal of excess deferred income
        taxes                                   (7)      -        39     1
      Other                                     74       6        46     1
                                             ------     ---   ------    ---
Federal income tax provision                 $ 352      25%   $1,369    30%
                                             ======     ===   ======    ===

         The differences between the federal income tax expense reported on the Statements of Income, and the federal and state income tax liability as reflected on the Company's tax returns, are caused by temporary differences on which deferred taxes are provided and recovered through rates. The table on the next page shows the components of deferred tax expense as reported in the Statements of Income for the three months ended March 31, 1994 and 1993.



<PAGE-19>


CONSOLIDATED FINANCIAL NOTES - (CONTINUED)

(2)  INCOME TAXES - (CONTINUED)
                                                       1994         1993
                                                   -----------   -----------
Seabrook Nuclear Project                           $ (103,660)   $ (103,660)
Tax depreciation in excess of book depreciation       686,335       654,449
Costs to terminate purchased power contract         2,989,147             -
Deferred fuel and purchased power costs            (2,300,935)   (1,126,271)
State taxes provided for ratemaking purposes
  but not paid                                        231,282        31,489
Deferred interest costs                                 7,397        54,610
Costs of removal                                       49,392        42,191
Demand-side management costs                          (23,060)       79,961
FERC licensing costs                                        -       602,955
Prepaid pension costs                                (664,893)       33,949
FASB 106 costs                                       (365,423)            -
Other                                                (160,090)       64,552
                                                    ---------   -----------
  Total deferred income tax expense                $  345,492    $  334,225
                                                   ===========  ===========

(3) INVESTMENT IN MAINE YANKEE AND MEPCO

     Condensed financial information for Maine Yankee Atomic Power Company ("Maine Yankee") and Maine Electric Power Company, Inc. ("MEPCO") is as follows:
                                            MAINE YANKEE          MEPCO
                                               (Dollars in Thousands)
                                                     (Unaudited)

                                                   Operations for
                                                 THREE MONTHS ENDED

                                        Mar. 31, Mar. 31, Mar. 31,  Mar. 31,
                                          1994     1993     1994      1993
                                        -------- -------- --------  --------
OPERATIONS:
         As reported by investee-
           Operating revenues           $39,316  $41,817  $ 5,048   $ 1,393
                                        =======  =======  =======  =======
           Earnings applicable to
             common stock               $ 1,707  $ 2,105  $    26   $    26
                                        =======  =======  =======  =======
         Company's reported equity-
           Equity in net income         $   119  $   147  $     4   $     4
             Add (deduct) - Effect of
              adjusting Company's
                estimate to actual          (18)       -        -         -
                                        -------  -------  -------   -------
           Amounts reported by Company  $   101  $   147  $     4   $     4
                                        =======  =======  =======   =======

<PAGE-20>


CONSOLIDATED FINANCIAL NOTES - (CONTINUED)

(3) INVESTMENT IN MAINE YANKEE AND MEPCO - CONTINUED

                                       MAINE YANKEE          MEPCO

                                            (Dollars in Thousands)
                                                  (Unaudited)

                                             Financial Position At
                                   Mar. 31,  Dec. 31,  Mar. 31, Dec. 31,
                                     1994      1993      1994     1993
                                   --------  --------  -------- --------
FINANCIAL POSITION:
       As reported by investee-
         Total assets              $528,456  $534,817  $7,644   $  6,363
           Less-
             Preferred stock         19,200    19,800       -         -
             Long-term debt and
              long-term notes       103,333   115,333   3,450     2,590
             Other Liabilities and
              deferred credits      338,437   332,030   3,316     2,895
                                   --------  --------  ------   -------
         Net assets                $ 67,486  $ 67,654  $  878   $   878
                                   ========  ========  ======   =======

       Company's reported equity-
         Equity in net assets      $  4,724  $  4,736  $  125   $   125
           Add (deduct) - Effect of
             adjusting Company's
               estimate to actual        48        20       -         -
                                   --------  --------  ------   -------
       Amounts reported by
           Company                 $  4,772  $  4,756  $  125   $   125
                                   ========  ========  ======   =======


(4)      BUYOUT OF PURCHASED POWER CONTRACT

         In June 1993 the Company negotiated an agreement to cancel it purchased power agreement with the Beaver Wood Joint Venture ("Beaver Wood"). In connection with the cancellation, the Company paid Beaver Wood $24 million and additionally issued $14.3 million of a new series of 12.25% First Mortgage Bonds due July 15, 2001 to the holders of Beaver Wood's debt in substitution for Beaver Wood's previously outstanding 12.25% Secured Notes. Also in connection with the agreement, Beaver Wood paid the Company $1 million at the time of settling the transaction and has agreed to pay the Company $1 million annually for the next six years. These payments are secured by a mortgage on the property of the Beaver Wood facility.


<PAGE-21>





CONSOLIDATED FINANCIAL NOTES - (CONTINUED)

(4)      BUYOUT OF PURCHASED POWER CONTRACT - CONTINUED

In May 1993 the Company received an accounting order from the Maine Public Utilities Commission ("MPUC") which stipulated that the Company may seek recovery of the costs associated with the buyout in a future base rate case, as well as record carrying costs on the deferred balance. Effective with the implementation of the new base rates on March 1, 1994, the Company began recovering over a nine year period the deferred balance of $34,977,179 (net of the $6 million anticipated to be received from Beaver Wood) at a monthly amortization of $323,863.

(5)      RECLASSIFICATIONS

         Certain 1993 amounts have been reclassified to conform with presentation used in Form 10-Q for the quarter ended March 31, 1994.


<PAGE-22>

                         BANGOR HYDRO-ELECTRIC COMPANY




                   FORM 10-Q FOR PERIOD ENDING MARCH 31, 1994



                                    PART II




   <PAGE-23>



   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS - None.



        REPORTS ON FORM 8-K

        A Current Report on Form 8-K dated March 2, 1994 relating to the Company's financial statements for the calendar year ending December 31, 1993 was submitted during the period covered by this Report.



   <PAGE-24>



                         BANGOR HYDRO-ELECTRIC COMPANY

                   FORM 10-Q FOR PERIOD ENDED MARCH 31, 1994




        The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.




                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BANGOR HYDRO-ELECTRIC COMPANY
                                              (Registrant)

                                          /s/ Robert C. Weiser
   Dated:  May 10, 1994                  -------------------------

                                             Robert C. Weiser
                                                Treasurer
                                         (Chief Financial Officer)



<PAGE-25>