Form 10-Q
period 1994-06-30
BANGOR HYDRO ELECTRIC CO
filed 1994-08-11
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended JUNE 30, 1994      Commission File No. 0-505
                      -------------                          -----

                     BANGOR HYDRO-ELECTRIC COMPANY
        ------------------------------------------------------
        (Exact Name of Registrant as specified in its Charter


              MAINE                         01-0024370
- - -------------------------------       --------------------
(State or Other Jurisdiction of       (I.R.S. Employer
 Incorporation or Organization)        Identification No.)


    33 STATE STREET, BANGOR, MAINE             04401
- - ----------------------------------------    ----------
(Address of Principal Executive Offices)    (Zip Code)


Registrant's Telephone Number, including Area Code    207-945-5621
                                                      ------------

                                 NONE
- - ------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report


        Outstanding Common Stock, $5 Par Value - 7,131,385 Shares
                                June 30, 1994



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes   X        No
                             -----         -----




                                  FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 1994

                       PART I - FINANCIAL INFORMATION


                                                         PAGE
                                                         ------

Cover Page                                                  1

Index                                                       2

Consolidated Statements of Income                           3

Management's Discussion and Analysis
  of Financial Statements                                   4

Consolidated Balance Sheets - June 30, 1994 and
  December 31, 1993                                        16

Consolidated Statements of Retained Earnings               18

Consolidated Statements of Cash Flows                      19

Notes to the Consolidated Financial Statements             20

PART II - OTHER INFORMATION                                26

Item 6 - Exhibits and Reports on Form 8-K                  27

Signature Page                                             28



                        BANGOR HYDRO-ELECTRIC COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                   000's Omitted Except Per Share Amounts
                                 (UNAUDITED)

                                         3 Months Ended         6 Months Ended
                                     June 30,   June 30,  June 30,   June 30,
                                       1994       1993      1994       1993
                                   ----------  --------  ---------  ----------
ELECTRIC OPERATING REVENUES:
  Base rate revenue                 $ 20,957   $ 18,616   $ 40,688   $  38,093
  Fuel charge revenue                 18,706     21,932     45,351      52,134
                                   ---------   --------  --------- -----------
                                    $ 39,663   $ 40,548   $ 86,039   $  90,227
                                   ---------   --------  --------- -----------
OPERATING EXPENSES:
  Fuel for generation               $ 18,732   $ 21,865   $ 45,388   $  51,982
  Purchased power                      3,384      3,244      6,566       7,165
  Other operation and maintenance      8,099      7,054     17,974      13,601
  Depreciation and amortization        1,295      1,245      2,593       2,489
  Amortization of Seabrook Nuclear
    Units                                425        425        850         850
  Amortization of costs to terminate
    purchased power contract             971         --      1,295         --
  Taxes -
    Property and payroll               1,132        992      2,368       2,037
    State income                         139         80         97         352
    Federal income                       938      1,157      1,322       2,486
                                    --------   --------   --------   ---------
                                    $ 35,115   $ 36,062   $ 78,453   $  80,962
                                    --------   --------   --------   ---------
OPERATING INCOME                    $  4,548   $  4,486   $  7,586   $   9,265
                                    --------   --------   --------   ---------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used
    during construction             $    212   $    440   $    765   $     799
  Other, net of applicable income
    taxes                                 59         95        (17)        172
                                    --------   --------   --------   ---------
                                    $    271   $    535   $    748   $     971
                                    --------   --------   --------   ---------
INCOME BEFORE INTEREST EXPENSE      $  4,819   $  5,021   $  8,334   $  10,236
                                    --------   --------   --------   ---------
INTEREST EXPENSE:
  Long-term debt                    $  2,705   $  2,455   $  5,414   $   4,816
  Other                                  309        254        712         492
  Allowance for borrowed funds
    used during construction            (203)      (454)      (895)       (746)
                                    --------   --------   --------   ---------
                                    $  2,811   $  2,255   $  5,231   $   4,562
                                    --------   --------   --------   ---------
NET INCOME                             2,008      2,766      3,103       5,674
DIVIDENDS ON PREFERRED STOCK             413        415        826         818
                                    --------   --------   --------   ---------
EARNINGS APPLICABLE TO COMMON STOCK $  1,595   $  2,351   $  2,277   $   4,856
                                    ========   ========   ========   =========
WEIGHTED AVERAGE NUMBER OF SHARES      7,127      5,572      6,727       5,504
                                    ========   ========   ========   =========
EARNINGS PER COMMON SHARE, based
  on the weighted average number
  of shares outstanding during the
  period                            $   0.22   $   0.42   $   0.34   $    0.88
                                    ========   ========   ========   =========
DIVIDENDS DECLARED PER COMMON SHARE $   0.33   $   0.33   $   0.66   $    0.66
                                    ========   ========   ========   =========

See notes to the consolidated financial statements.


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

EARNINGS
    Earnings for the quarter ended June 30, 1994 were $.22 per common share compared to $.42 per common share for the same period in 1993. The second quarter results brought earnings for the first six months of 1994 to $.34 per common share compared to $.88 per common share for the same period in 1993. The 1994 earnings per share numbers are both based on a greater number of common shares outstanding than in 1993.
    Although second quarter earnings were less than the Company's current common dividend payout, they were about what was expected. As indicated in prior reports, the Company anticipated a difficult year in 1994 despite a recent base rate increase. The economy continues to be sluggish and sales growth remains lower than that which was assumed by the Maine Public Utilities Commission (MPUC) in the recent base rate order, and the Company has had to respond to competitive pressures by reducing rates to some customers in order to keep their business. In response to these challenges, the Company presented a proposal for flexible pricing to the MPUC which would allow the Company the opportunity to compete for a greater market share of the energy service market. The Company is also pursuing the prospects of additional buyouts of high cost, non-utility generator contracts. The Company's objective is to provide stable rate levels to our core customers, competitively priced energy options in expanding markets, and reasonable returns to investors for the long term. While these steps might not provide an immediate bolster to the current low level of earnings, the Company believes the continued success of our business lies in capitalizing on the fact that the Company provides an energy resource of great value that is presently underutilized, rather than a never-ending succession of rate increase requests.

REVENUES
    The base rate revenue increase of $2.3 million or 12.6% was primarily the result of the 15.9% base rate increase effective March 1, 1994. This increase was offset by the impact of special contract rates with the Company's two largest industrial customers, Holtrachem (formerly LCP) and James River, which were implemented in the first quarter of 1994. While kilowatt hour (KWH) sales to Holtrachem decreased by 11.9% in the second quarter of 1994, base rate revenue decreased by 25.7%. KWH sales to James River increased by 28.9%, but base rate revenue for this customer decreased
by 29.8%.   Exclusive of the impact of these two special contracts, non-
interruptible (or firm) sales increased by 2.2% in the second quarter of 1994.
    Fuel charge revenue decreased by $3.2 million or 14.7% in the second quarter of 1994 over the same quarter of 1993. This decrease was due principally to the 12.5% fuel rate decrease effective in November 1993, as well as the impact of the special contract with James River. The Accounting Release 14 (AR 14) reclassification resulted in additional fuel charge revenue of $3.2 million for the second quarter of 1994 as compared to $3.5 million for the same quarter of 1993.

EXPENSES
    As a result of the deferred fuel accounting methodology followed by the Company, retail fuel expense is recorded to match the retail fuel cost adjustment portion of fuel charge revenue. Fuel expense was also impacted by the AR 14 reclassification, resulting in an increase of $3.2 million in fuel expense for the quarter ended June 30, 1994 as compared to an increase of $3.5 million for the second quarter of 1993.
    Purchased power expense increased by $140,000 or 4.3% in the second quarter of 1994 as compared to the same quarter of 1993. The increase was principally due to higher capacity and transmission costs associated with the Maine Yankee nuclear plant in the second quarter of 1994.
    Other operation and maintenance (O&M) expense increased $1.045 million or 14.8% in the second quarter of 1994. This expense increase was impacted by the Company charging to operations, beginning in March 1994, the full amount of other postretirement benefit expense under Financial Accounting Board Statement Number 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FASB 106) in excess of the amount recorded on a pay-as-you-go basis, which amounted to $392,000 in the second quarter of 1993. Also amortizations of certain deferred charges allowed in the most recent base rate case amounted to $249,000 of expense in the 1994 quarter. In addition in the second quarter of 1994, other medical costs increased $240,000, and pension income decreased $106,000 as compared to the second quarter of 1993. These increases were offset by a $140,000 decrease in O&M payroll. The decreased payroll is a result of the early retirement program implemented during the first quarter of 1994, offset by a 3.5% wage rate increase for bargaining unit employees effective January 1, 1994.
    Depreciation and amortization expense increased by $50,000 or 4.0% due to an increase in depreciable property.
    Effective March 1, 1994 in connection with the recent base rate increase, the Company began amortizing deferred costs associated with the Beaver Wood Joint Venture (Beaver Wood) purchased power contract termination over a nine year period. Amortization expense amounted to $971,000 in the second quarter of 1994.
    Property and payroll taxes increased $140,000 or 14.1% as a result of higher levels of property taxes due to greater property levels and increased property tax rates.
    Income taxes decreased $160,000 or 12.9% due principally to lower taxable income in the second quarter of 1994.
    Allowance for funds used during construction ("AFDC") decreased, the equity portion by $228,000 or 51.8% and the borrowed portion by $251,000 or 55.3%. A large part of this reduction was due to carrying costs accrued in 1993 on costs associated with the Beaver Wood purchased power contract termination, which took place in June 1993. In the second quarter of 1993, approximately $238,000 in Beaver Wood buyout carrying costs were recorded. In the second quarter of 1994 no such carrying cost were recorded, as effective with the new base rates implemented March 1, 1994, the Company discontinued the accrual of these carrying costs, since the recovery of the contract termination costs (including carrying costs and a return on unamortized balances) is included in the revised rates. Another factor impacting decreased AFDC in the 1994 quarter was the cessation of accruing AFDC on costs related to the Basin Mills project effective December 31, 1993. In the second quarter of 1993 $118,000 of AFDC was recorded on Basin Mills costs.
     Long-term debt interest expense increased by $250,000 or 10.2% due to the issuance in June 1993 of $15 million of first mortgage bonds at an interest rate of 7.3% and the issuance of $14.3 million of first mortgage bonds at an interest rate of 12.25%. The latter bonds were issued in exchange for other lenders' debt in connection with the buyout of the Beaver Wood purchased power contract. These were partially offset by reduced interest expense as a result of regular and optional sinking fund payments on certain higher rate bonds as well as the redemption of the remaining principal balances of the 9.25% series due 2001, 8.25% series due 1999, and the 8.6% series due 2003.
    Other interest expense is composed primarily of interest expense on short term borrowings. This expense increased by $55,000 or 21.7% due principally to increased interest rates.


                SIX MONTHS OF 1994 VERSUS SIX MONTHS OF 1993

    Base rate revenue increased $2.6 million or 6.8% in 1994 due to 15.9% base rate increase on March 1, 1994. This increase was offset by the impact of the previously mentioned special contract rates with Holtrachem and James River. While KWH sales to Holtrachem decreased by 6.0% in the first six months of 1994, base rate revenue decreased by 29.4%. KWH sales to James River increased by 30.7%, but base rate revenue for this customer decreased
by 13.3%.   Exclusive of the impact of these two special contracts, firm sales increased by 2.2% in 1994.
    Fuel charge revenue decreased by $6.8 million or 13.0% in 1994. This decrease was due principally to the 12.5% fuel rate decrease effective in November 1993, as well as the impact of the special contract with James River. The AR 14 reclassification resulted in additional fuel charge revenue of $6.3 million for the 1994 period as compared to $7.7 million for 1993.
    Purchased power expense decreased $599,000 or 8.4% due to lower capacity and transmission costs associated with the Maine Yankee nuclear plant in 1994.
    Other O&M expense increased $4.4 million or 32.2% for the six months ended June 30, 1994 as compared to the same period for 1993. This expense has increased due primarily to the early retirement program implemented in the first quarter of 1994, which resulted in approximately $2.8 million in expense being charged to operations. Other postretirement benefits under FASB 106 in excess of pay-as-you-go amounted to $531,000 in the 1994 period, and other medical costs increased by $263,000 over the 1993 period. In addition, previously mentioned base rate case amortizations amounted to $336,000 for the six months ended June 30, 1994. Also increasing other O&M in 1994 was a decrease in pension income of $211,000 as compared to 1993. Other O&M payroll increased $144,000 in the 1994 period as compared to 1993. The reasons for this increase were higher levels of capitalized payroll costs in 1993 and the January 1, 1994 wage rate increase of 3.5% for bargaining unit employees. These were partially offset by the impact of the early retirement program in the first quarter of 1994.
    Depreciation and amortization expense increased by $104,000 or 4.2% due to an increase in depreciable property.
    Amortization of the costs associated with the buyout of the Beaver Wood purchased power contract amounted to $1.3 million for the six months ended June 30, 1994.
    Property and payroll taxes increased $331,000 or 16.3% for the six months ended June 30, 1994 as compared to the same period in 1993 due to higher levels of taxable property and increased property tax rates.
    Income taxes decreased $1.4 million for the 1994 period due principally to lower taxable income.
    The equity portion of AFDC decreased by $34,000 or 4.3% and the borrowed portion increased by $149,000 or 20.0% for the six months ended June 30, 1994 as compared to 1993. The increase in the borrowed portion is due primarily to carrying costs associated with the Beaver Wood purchased power contract buyout, which were $280,000 greater in the 1994 period. This increase was offset by no AFDC being accrued on Basin Mills costs in 1994 as compared to $102,000 of AFDC in the 1993 period.
    Other income (expense), net of applicable taxes, decreased by $189,000 due principally to a change in Holtrachem's electric rate in the first quarter of 1994.
    Long term debt interest expense increased $598,000 for the 1994 period as compared to 1993. As previously discussed, the increase is related to the various first mortgage bonds issued, offset by the reduction in bonds outstanding as a result of regular and optional sinking fund payments on certain higher rate bonds, as well as redemptions of certain first mortgage bonds.
    Other interest expense increased $220,000 or 44.7% for the six months ended June 30, 1994 as compared to the same period in 1993. The increase is attributable to an $8.2 million increase in average short-term debt borrowings outstanding in the 1994 period. Also, average short-term interest rates were .06% higher in the 1994 period as compared to 1993.


LIQUIDITY AND CAPITAL RESOURCES

    The Consolidated Statements of Cash Flows reflect events in the first six months of 1994 and 1993 as they affect the Company's liquidity. Net cash provided by operations was $20.4 million for the first six months of 1994 compared with $17.6 million for the first six months of 1993. The increase was due to a $1.1 million decrease in accounts payable in 1994 as compared to a $5.0 million reduction in 1993. Also enhancing cash flows from operations was a $5.2 million decrease in accrued current income taxes in the 1993
period compared to no change in 1994.   These increases in cash flows from
operations were offset to some degree by a $7.1 million decrease in the deferred income tax provision in 1994 as compared to 1993. In addition accounts receivable, net and unbilled revenue increased by $3.1 million in 1994 as compared to a $6.0 million increase in the 1993 period.
    Deferred fuel, purchased power and interest costs decreased $4.2 million for the 1994 period as compared to a $6.1 million decrease for the 1993 period.
    On March 30, 1994 the Company completed a common stock offering that raised approximately $14.1 million with the issuance and sale of 867,500 shares of common stock. The proceeds from the sale were utilized to reduce the Company's outstanding short-term debt. During the second quarter of 1994 shareholders approved a proposal to increase the amount of additional common stock, $5 par value, and preferred stock, $100 par value, that the Company is authorized to issue, by 2.5 million shares and 200,000 shares, respectively.
    As previously discussed, external funds in the amount of $15 million were provided by the issue of first mortgage bonds in 1993. The documents governing these bonds do not provide for sinking fund payments. The proceeds from the bond issuance were used to reduce short-term debt balances and fund the Company's construction program.
    Under the Company's Dividend Reinvestment and Common Stock Purchase Plan the Company realized a common stock investment of $662,000 through the issuance of 38,491 new common shares in the first six months of 1994 as compared to $633,000 in the comparable 1993 period through the issue of 30,668 shares.
    The Company's bank borrowings are provided through a $25 million revolving credit facility as well as $30 million in lines of credits. Effective May 26, 1994 the Company renegotiated its revolving credit agreement with the participating banks for a period of one year, with an option to renew for one additional year.
    As previously discussed, the Company made regular and optional sinking fund payments on certain of the higher rate coupon bonds and also redeemed the remaining principal balances of three series of first mortgage bonds in 1993.
                          BANGOR HYDRO-ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  000's Omitted
                                   (Unaudited)

                              ASSETS                 June 30,   Dec. 31,
                                                       1994       1993
                                                   ----------  ----------
INVESTMENT IN UTILITY PLANT:
  Electric plant in service, at original cost      $  258,645  $  250,123
  Less - Accumulated depreciation and amortization     73,560      71,184
                                                   ----------  ----------
                                                   $  185,085  $  178,939

  Construction in progress                             28,290      26,602
                                                   ----------  ----------
                                                   $  213,375  $  205,541
  Investments in corporate joint ventures:
    Maine Yankee Atomic Power Company              $    4,745  $    4,756
    Maine Electric Power Company, Inc.                    125         125
                                                   ----------  ----------
                                                   $  218,245  $  210,422
                                                   ----------  ----------
OTHER INVESTMENTS, principally at cost             $    3,261  $    4,474
                                                   ----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents                        $      540  $    2,387
  Accounts receivable, net of reserve                  16,679      18,763
  Unbilled revenue receivable                           6,099       7,162
  Inventories, at average cost:
    Material and supplies                               2,914       3,220
    Fuel oil                                              233         635
  Prepaid expenses                                      1,151       1,574
  Deferred fuel and interest costs                         --       2,569
  Deferred purchased power costs                        1,016       1,796
  Current deferred income taxes                           711          --
                                                   ----------  ----------
    Total current assets                           $   29,343  $   38,106
                                                   ----------  ----------
DEFERRED CHARGES:
  Investment in Seabrook Nuclear Project, net of
    accumulated amortization of $22,528 in 1994
    and $21,678 in 1993                            $   36,314  $   37,164
  Costs to terminate purchased power contract          39,682      40,302
  Deferred regulatory asset                            33,489      33,068
  Prepaid pension costs                                   854       2,398
  Demand-side management costs                          3,483       3,691
  Other                                                 4,215       3,896
                                                   ----------- ----------
    Total deferred charges                         $  118,037  $  120,519
                                                   ----------- ----------
      Total assets                                 $  368,886  $  373,521
                                                   =========== ==========

See notes to the consolidated financial statements.


                          BANGOR HYDRO-ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  000's Omitted
                                   (Unaudited)

                                                          June 30,    Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES                1994        1993
                                                          ---------   --------
CAPITALIZATION:
  Common stock, par $5 per share -
    Authorized - 10,000,000 shares in 1994 and 7,500,000
      shares in 1993
    Outstanding - 7,131,385 shares in 1994 and
      6,225,394 shares in 1993                          $   35,657  $   31,127
  Amounts paid in excess of par value                       55,581      45,431
  Retained earnings                                         14,962      17,386
                                                        ----------  ----------
                                                        $  106,200  $   93,944
  Preferred stock, non-participating, cumulative,
    par value $100 per share, authorized - 600,000
    shares in 1994 and 400,000 shares in 1993
      Not redeemable or redeemable solely at the
        option of the Company                           $    4,734  $    4,734
      Subject to mandadory redemption requirements -
        8.76% non-voting not redeemable prior to
        December 27, 1994, 150,000 shares authorized        15,204      15,168
        and outstanding

  Long-term debt, exclusive of current sinking fund        117,787     119,126
    requirements
                                                        ----------  ----------
      Total capitalization                              $  243,925  $  232,972
                                                        ----------  ----------
CURRENT LIABILITIES:
  Notes payable - banks                                 $   16,000  $   36,000
                                                        ----------  ----------
  Other current liabilities -
    Current sinking fund requirements of long-term debt $    1,377  $    1,297
    Accounts payable                                        14,866      15,961
    Dividends payable                                        2,748       2,449
    Accrued interest                                         3,641       3,706
    Customers' deposits                                        498         498
    Deferred fuel and interest costs                           872          --
                                                        ----------  ----------
      Total other current liabilities                   $   24,002  $   23,911
                                                        ----------  ----------
      Total current liabilities                         $   40,002  $   59,911
                                                        ----------  ----------

  Deferred income taxes - Seabrook                      $   18,742  $   19,176
  Other accumulated deferred income taxes                   49,873      47,001
  Deferred regulatory liability                              9,230       9,347
  Unamortized investment tax credits                         2,182       2,272
  Other                                                      4,932       2,842
                                                        ----------  ----------
    Total deferred credits and reserves                 $   84,959  $   80,638
                                                        ----------  ----------
      Total Stockholders' Investment and Liabilities    $  368,886  $  373,521
                                                        ==========  ==========

See notes to the consolidated financial statements.

                      BANGOR HYDRO-ELECTRIC COMPANY
                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                000's Omitted
                                 (Unaduited)



                                                     1994        1993
                                                  ---------   ---------

BALANCE AT JANUARY 1                              $ 17,386    $ 21,639

ADD - NET INCOME                                     3,103       5,674
                                                  ---------   ---------
                                                  $ 20,489    $ 27,313
                                                  ---------   ---------
DEDUCT:

  Dividends -
    Preferred stock                               $    790    $    790
    Common stock                                     4,701       3,839
    Other                                               36          28
                                                  ---------   ---------
                                                  $  5,527    $  4,657
                                                  ---------   ---------

BALANCE AT JUNE 30                                $ 14,962    $ 22,656
                                                  =========   =========




See notes to the consolidated financial statements.



                            BANGOR HYDRO-ELECTRIC COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                    000's Omitted
                                                                (Unaudited)
                                                              1994        1993
                                                           --------    --------
CASH FLOWS FROM OPERATIONS:
  NET INCOME                                             $   3,103   $   5,674
    Adjustments to reconcile net income to net cash
     provided by operations:
        Depreciation and amortization                        2,593       2,489
        Amortization of Seabrook Nuclear Project               850         850
        Amortization of costs to terminate purchased
          power contract                                     1,295         --
        Allowance for equity funds used during
          construction                                        (765)       (799)
        Deferred income tax provision                        1,732       8,831
        Deferred income taxes on Seabrook Nuclear Project     (208)       (207)
        Deferred investment tax credits                        (90)        (89)
      Changes in assets and liabilities:
        Deferred fuel, purchased power and interest costs    4,221       6,101
        Receivables, net and unbilled revenue                3,147       6,044
        Materials, supplies and fuel oil                       708        (126)
        Prepaid pension costs                                1,544        (170)
        Accounts payable                                    (1,095)     (4,964)
        Accrued interest                                       (65)        474
        Accrued current income taxes                            --      (5,214)
        Accrued postretirement benefit costs                 1,445         629
        Other current assets and liabilities, net              165         327
        Other, net                                           1,794      (2,201)
                                                         ----------  ----------
  Net Cash Provided By Operations                        $  20,374   $  17,649
                                                         ----------  ----------
CASH FLOWS FROM INVESTING:
  Construction expenditures                              $  (9,621)  $ (13,259)
  Costs to terminate purchased power contract                   --     (23,008)
  Allowance for borrowed funds used during construction       (895)       (746)
                                                         ----------  ----------
  Net Cash Used in Investing                             $ (10,516)  $ (37,013)
                                                         ----------  ----------
CASH FLOWS FROM FINANCING:
  Dividends on preferred stock                           $    (790)  $    (790)
  Dividends on common stock                                 (4,402)     (3,583)
  Issuance of long-term debt                                    --      15,000
  Issuance of common stock:
    Public offering (867,500 shares in 1994 and 745,000
      shares in 1993)                                       14,084      14,803
    Dividend reinvestment plan (38,491 shares in 1994
      and 30,668 in 1993)                                      662         633
  Payments on long-term debt                                (1,259)     (7,445)
  Short-term debt, net                                     (20,000)      1,000
                                                         ----------  ----------
    Net Cash (Used in) Provided by Financing             $ (11,705)  $  19,618
                                                         ----------  ----------

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS        $  (1,847)  $     254
CASH AND TEMPORARY CASH INVESTMENTS - BEGINNING OF YEAR      2,387       1,488
                                                         ----------  ----------
CASH AND TEMPORARY CASH INVESTMENTS - END OF SIX MONTHS  $     540   $   1,742
                                                         ==========  ==========
CASH PAID DURING THE SIX MONTHS FOR:
  INTEREST (Net of Amount Capitalized)                   $   4,373   $   2,950
  INCOME TAXES                                                  --          --
                                                         ==========  ==========
See notes to the consolidated financial statements.


                       BANGOR HYDRO-ELECTRIC COMPANY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1994
                               -------------
                                 (Unaudited)


(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:

    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. These statements should be read in conjunction with the consolidated financial statements and the notes thereto and all other information included in the 1993 Form 10-K.
    In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of June 30, 1994 and the results of operations and cash flows for the periods ended June 30, 1994 and 1993.
    The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 1993 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.


(2)  INCOME TAXES:

     The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the above provisions for federal income taxes:


                                      SIX MONTHS ENDED JUNE 30,
                                      --------------------------
                                           1994         1993
                                       ------------  -----------
                                      AMOUNT   %    AMOUNT   %
                                       ------- ----  ------- ---
                                         (Dollars in Thousands)
Federal income tax provision
    at statutory rate                 $1,543  34%   $2,971  34%
Less permanent reductions in
    tax expense resulting from
    statutory exclusions from
    taxable income                       241   5       220   2

                                      ------  --    ------  --
Federal income tax provision
    before effect of temporary
    differences                       $1,302  29%   $2,751  32%
(Plus) Less temporary differences
    that are flowed through for rate-
    making and accounting purposes       (33)  -       164   2

                                       ------  --    ------  --
Federal income tax provision           $1,335  29%   $2,587  30%
                                       ======  ==    ======  ==


(3)  INVESTMENT IN MAINE YANKEE AND MEPCO:

     Condensed financial information for Maine Yankee Atomic Power Company ("Maine Yankee") and Maine Electric Power Company, Inc. ("MEPCO") is as follows:
                                         MAINE YANKEE            MEPCO
                                       --------------     ----------------
                                               (Dollars in Thousands)
                                                   (Unaudited)

                                                 Operations for
                                                Six Months Ended
                                      -------------------------------------

                                      June 30,  June 30,  June 30, June 30,
                                        1994      1993      1994     1993
                                      --------  --------  --------  -------
OPERATIONS:
  As reported by investee-
         Operating revenues           $82,249  $83,870   $ 7,788   $  3,527
                                      =======  =======   =======    ========

         Earnings applicable to
           common stock               $ 3,488  $ 4,161   $    53   $     53
                                      =======  =======   =======   ========
  Company's reported equity-
    Equity in net income              $   244  $   291   $     7   $      7

           Add(deduct)-Effect of
       adjusting Company's
             estimate to actual            (9)       3         -          -
                                      -------  -------   -------   --------

    Amounts reported by
            Company                   $   235  $   294   $     7   $      7
                                      =======  =======   =======   ========



                                        MAINE YANKEE          MEPCO
                                     ------------------  ----------------
                                            (Dollars in Thousands)
                                                 (Unaudited)

                                            Financial Position at

                                     June 30,  Dec. 31, June 30,  Dec. 31,
                                       1994      1993     1994      1993
                                     --------  --------  -------   -------
FINANCIAL POSITION:
            As reported by investee-
              Total assets           $527,355  $534,817 $  7,045   $ 6,363
               Less-
                Preferred stock        19,200    19,800        -         -
                Long-term debt and
                  long-term note      101,666   115,333    2,590     2,590
                Other Liabilities and
                  deferred credits    338,971   332,030    3,577     2,895
                                     --------  -------- --------   -------
              Net assets             $ 67,518  $ 67,654 $    878   $   878
                                     ========  ======== ========   =======

            Company's reported equity-
              Equity in net assets   $  4,726  $  4,736 $    125   $   125
                Add - Effect of
                  adjusting Company's
                  estimate to actual       19        20        -         -
                                     --------  -------- --------   -------
              Amounts reported by
                Company              $  4,745  $  4,756 $    125   $   125
                                     ========  ======== ========   =======


(4)  BUYOUT OF PURCHASED POWER CONTRACT:

        In June 1993 the Company negotiated an agreement to cancel its purchased power agreement with the Beaver Wood Joint Venture
("Beaver Wood"). The cancellation called for the Company to pay Beaver Wood $24 million and additionally issue $14.3 million of a new series of 12.25% First Mortgage Bonds due July 15, 2001 to the holders of Beaver Wood's debt in substitution for Beaver Wood's previously outstanding 12.25% Secured Notes. The cancellation agreement also called for Beaver Wood to pay the Company $1 million at the time of settling the transaction and also to pay $1 million annually for the next six years. These payments are secured by a mortgage on the property of the Beaver Wood facility. The Company believes this transaction will result in significant savings to its customers compared to the continuation of payments under the purchased power agreement.
        In May 1993 the Company received an accounting order from the MPUC related to the purchased power contract buyout. The order stipulated that the Company may seek recovery of the costs associated with the buyout in a future base rate case, as well as record carrying costs on the deferred balance. Effective with the implementation of the new base rates on March 1, 1994, the Company began recovering over a nine year period the deferred balance of $34,977,179 (net of the $6 million anticipated to be received from Beaver Wood) at a monthly amortization of $323,863.


(5)  RECLASSIFICATIONS:

        Certain 1993 amounts have been reclassified to conform with presentation used in Form 10-Q for the quarter ended June 30, 1994.









                        BANGOR HYDRO-ELECTRIC COMPANY



                  FORM 10-Q FOR PERIOD ENDING JUNE 30, 1994



                                   PART II









ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS

    Exhibit 3.1     Certificate of Organization of
                     Bangor Hydro-Electric Company

    Exhibit 3.2     Bylaws of Bangor Hydro-Electric Company



    REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter for which this report is submitted.




                        BANGOR HYDRO-ELECTRIC COMPANY

                  FORM 10-Q FOR PERIOD ENDED JUNE 30, 1994




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




                                         BANGOR HYDRO-ELECTRIC COMPANY
                                          -----------------------------
                                                (Registrant)

                                            /s/ Robert C. Weiser
Dated:  August 11, 1994                    -----------------------------
                                              Robert C. Weiser
                                                  Treasurer
                                           (Chief Financial Officer)