Form 10-Q
period 1994-09-30
BANGOR HYDRO ELECTRIC CO
filed 1994-11-10
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended SEPTEMBER 30, 1994      Commission File No. 0-505
                      ------------------                          -----

                     BANGOR HYDRO-ELECTRIC COMPANY
        (Exact Name of Registrant as specified in its Charter


              MAINE                         01-0024370
- - --------------------------------       -------------------
(State or Other Jurisdiction of       (I.R.S. Employer
 Incorporation or Organization)        Identification No.)


    33 STATE STREET, BANGOR, MAINE             04401
- - ----------------------------------------    ----------
(Address of Principal Executive Offices)    (Zip Code)


Registrant's Telephone Number, including Area Code    207-945-5621
                                                      ------------

                                 NONE
- - ---------------------------------------------------------------------

           Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report


        Outstanding Common Stock, $5 Par Value - 7,156,658 Shares
                             September 30, 1994





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










                                  FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1994

                       PART I - FINANCIAL INFORMATION

                                                                PAGE

Cover Page

Index

Consolidated Statements of Income

Management's Discussion and Analysis
  of Financial Statements

Consolidated Balance Sheets - September 30, 1994 and
  December 31, 1993

Consolidated Statements of Retained Earnings

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

Signature Page





                                            BANGOR HYDRO-ELECTRIC COMPANY
                                         CONSOLIDATED STATEMENTS OF INCOME
                                      000's Omitted Except Per Share Amounts




                                         3 Months Ended       9 Months Ended
                                       Sept. 30, Sept. 30, Sept. 30,  Sept. 30,
                                          1994      1993      1994       1993
                                    ----------  --------  ---------  ----------
ELECTRIC OPERATING REVENUES:
  Base rate revenue                    22,493    18,965     63,181      57,058
  Fuel charge revenue                  20,082    24,511     65,433      76,645
                                    ----------  --------  ---------  ----------
                                       42,575    43,476    128,614     133,703
                                    ----------  --------  ---------  ----------
OPERATING EXPENSES:
  Fuel for generation                  20,076    24,435     65,464      76,417
  Purchased power                       3,882     3,700     10,448      10,865
  Other operation and maintenance       7,341     6,595     25,315      20,196
  Depreciation and amortization         1,357     1,244      3,950       3,733
  Amortization of Seabrook Nuclear
    Unit                                  424       424      1,274       1,274
  Amortization of costs to terminate
    purchased power contract              972       --       2,267         --
  Taxes -
    Property and payroll                1,125     1,035      3,493       3,072
    State income                          297       230        394         582
    Federal income                      1,512     1,417      2,834       3,903
                                    ----------  --------  ---------  ----------
                                       36,986    39,080    115,439     120,042
                                    ----------  --------  ---------  ----------
OPERATING INCOME                        5,589     4,396     13,175      13,661
                                    ----------  --------  ---------  ----------
OTHER INCOME
  Allowance for equity funds used
    during construction                   248       800      1,013       1,599
  Other, net of applicable income taxes    52       172         35         344
                                    ----------  --------  ---------  ----------
                                          300       972      1,048       1,943
                                    ----------  --------  ---------  ----------
INCOME BEFORE INTEREST EXPENSE          5,889     5,368     14,223      15,604
                                    ----------  --------  ---------  ----------
INTEREST EXPENSE:
  Long-term debt                        2,675     2,876      8,089       7,692
  Other                                   363       252      1,075         744
  Allowance for borrowed funds used
    during construction                  (221)   (1,004)    (1,116)     (1,750)
                                    ----------  --------  ---------  ----------
                                        2,817     2,124      8,048       6,686
                                    ----------  --------  ---------  ----------
NET INCOME                              3,072     3,244      6,175       8,918
DIVIDENDS ON PREFERRED STOCK              413       414      1,239       1,232
                                    ----------  --------  ---------  ----------
EARNINGS APPLICABLE TO COMMON STOCK     2,659     2,830      4,936       7,686
                                    == =======  ========  =========  ==========
WEIGHTED AVERAGE NUMBER OF SHARES       7,151     6,207      6,870       5,741
                                    == =======  ========  =========  ==========
EARNINGS PER COMMON SHARE, based on the
  weighted average number of shares
  outstanding during the period          .37       .46        .72         1.34
                                    == =======  ========  =========  ==========
DIVIDENDS DECLARED PER COMMON SHARE      .33       .33        .99         .99
                                    == =======  ========  =========  ==========

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

EARNINGS
    Earnings for the quarter ended September 30, 1994 were $.37 per common share compared to $.46 per common share for the same period in 1993. The third quarter results brought earnings for the first nine months of 1994 to $.72 per common share compared to $1.34 per common share for the same period in 1993. The 1994 earnings per share numbers are both based on a greater number of common shares outstanding than in 1993.
    Although earnings in the third quarter of 1994 were sufficient to cover the quarterly dividend, the Company does not anticipate 1994 earnings will exceed the annual dividend rate of $1.32 primarily due to the one-time charge to earnings associated with the early retirement plan incurred in the first quarter of 1994. Despite a base rate increase that took effect March 1, 1994, earnings continue to be affected by a lower rate of growth than was assumed in the decision of the Maine Public Utilities Commission (MPUC) authorizing the base rate increase. In addition, some revenue erosion is occurring as a result of strategies implemented by the Company to reduce rates where necessary in order to prevent the loss of certain customer loads altogether.

    The Company's best opportunity for improving financial performance is to implement changes in the regulatory environment that supports the Company's efforts to increase sales and expand market share. The Alternative Marketing Plan (AMP), mentioned below, the Company is pursuing at the MPUC, addresses these changes. This proposal coupled with the successful disposition of another of the Company's high-cost non-utility generator (NUG) contracts could provide the best chance for improving earnings in 1995. Failing that, the Company may rely on the traditional approach of seeking rate increases in order to enhance shareholder returns to an adequate level. These matters are discussed further in the following section.


IMPORTANT CURRENT ACTIVITIES
    On July 19, 1994 the Company filed testimony in support of a proposed alternative form of regulation to govern rate levels and pricing flexibility policies. The Company has called the proposal an Alternative Marketing Plan or AMP. AMP is comprised of several interrelated components needed to improve the Company's competitive position over the next several years, including: 1) maintaining the current price levels of our general tariffs for a period up to five years, 2) allowing the Company the ability to reduce prices to any customer or segment of customers as necessary to compete for the retention of "at risk" customers and to expand market share, where appropriate, 3) eliminating the separate "fuel cost adjustment" rates, 4) eliminating summer/winter seasonal rate differentials, and 5) allowing for appropriate accounting treatment, and the retention of savings for the benefit of customers and stockholders, in the event of additional NUG contract buyouts or other resolutions of those high costs.
    In general, approval of a plan like AMP would mean the Company would gain a greater opportunity to manage its business and enhance the chances for greater profitability in the competitive environment which has evolved. To do so, however, the Company must step out, at least to some extent, from the protective arena of traditional rate-of-return regulation; and with the Company's rates already at relatively high levels under that traditional regulatory approach, Management believes this is an appropriate time to be pressing for alternatives.
    The processing of AMP at the MPUC has not been as expeditious as the Company had hoped, and it now appears that a final decision will not be issued until late January of 1995. Consequently, it may be necessary for the Company to file for increases in base rates in the traditional manner, an eleven month process once the notice is filed. Though the Company does not believe further rate increases at this time would be as effective as the AMP proposal, it is quite possible that both paths should be pursued in parallel in order to best provide for adequate financial returns for the shorter term.

REVENUES
    The base rate revenue increase of $3.5 million or 18.6% was primarily the result of the 15.9% base rate increase effective March 1, 1994 as well as a 1% increase in kilowatt hour (KWH) sales. This increase was also favorably impacted by a 3% increase in KWH sales in the third quarter of 1994 as well as the change in the electric rate in the first quarter of 1994 for the Company's largest industrial customer, Holtrachem (formerly LCP), whose contribution to base revenue for the quarter ended September 30, 1994 was $1.08 million greater than the third quarter of 1993. In the 1994 quarter $450,000 of income associated with the Company's revenue sharing arrangement with Holtrachem has been recorded as base revenues, while in the 1993 quarter, revenue sharing amounts were recorded as other income. This increase in base revenue was offset somewhat by the impact of a special contract rate with the Company's second largest industrial customer, James River, which was implemented in the first quarter of 1994. Base rate revenue for this customer decreased by $137,000 or 16.8% in the 1994 quarter as compared to 1993.
    Fuel charge revenue decreased by $4.4 million or 18.1% in the third quarter of 1994 over the same quarter of 1993. This decrease was due principally to the 12.5% fuel rate decrease effective in November 1993, as well as the impact of the special contract with James River. Also off-system sales resulted in additional fuel charge revenue of $3.4 million for the third quarter of 1994 as compared to $4.6 million for the same quarter of 1993.

EXPENSES
    As a result of the deferred fuel accounting methodology followed by the Company, retail fuel expense is recorded to match the retail fuel cost adjustment portion of fuel charge revenue. Fuel expense was also impacted by off-system sales, resulting in an increase of $3.4 million in fuel expense for the quarter ended September 30, 1994 as compared to an increase of $4.6 million for the third quarter of 1993.
    Purchased power expense increased by $182,000 or 4.9% in the third quarter of 1994 as compared to the same quarter of 1993. The increase was principally due to costs associated with an unplanned outage at the Maine Yankee nuclear plant in August 1994.
    Other operation and maintenance (O&M) expense increased $746,000 or 11.3% in the third quarter of 1994. This expense increase was impacted by the Company charging to operations, beginning in March 1994, the full amount of other postretirement benefit expense under Financial Accounting Standards Board Statement Number 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FASB 106), which amounted to $346,000 in the third quarter of 1994. Also amortizations of certain deferred charges allowed in the most recent base rate case amounted to $240,000 of expense in the 1994 quarter. In addition, in the third quarter of 1994, other medical costs increased $231,000, and pension income decreased $106,000 as compared to the third quarter of 1993. These increases were offset by a $216,000 decrease in O&M payroll. The decreased payroll is a result of the early retirement program implemented during the first quarter of 1994, offset by a 3.5% wage rate increase for bargaining unit employees effective January 1, 1994.
    Depreciation and amortization expense increased by $113,000 or 9.1% due to an increase in depreciable property.
    Effective March 1, 1994 in connection with the recent base rate increase, the Company began amortizing deferred costs associated with the Beaver Wood Joint Venture (Beaver Wood) purchased power contract termination over a nine year period. Amortization expense amounted to $972,000 in the third quarter of 1994.
    Property and payroll taxes increased $90,000 or 8.7% as a result of higher levels of property taxes due to greater property levels and increased property tax rates.
    Income taxes increased $162,000 or 9.8% due principally to greater taxable income in the third quarter of 1994.
    AFDC decreased, the equity portion by $552,000 or 69.0% and the borrowed portion by $783,000 or 78.0%. A large part of this reduction was due to carrying costs accrued in 1993 on costs associated with the Beaver Wood purchased power contract termination, which took place in June 1993. In the third quarter of 1993, approximately $1.03 million in Beaver Wood buyout carrying costs were recorded. In the third quarter of 1994 no such carrying cost were recorded, as effective with the new base rates implemented March 1, 1994, the Company discontinued the accrual of these carrying costs, since the recovery of the contract termination costs (including carrying costs and a return on the unamortized balance) is included in the revised rates. Also impacting decreased AFDC in the 1994 quarter was the cessation of accruing AFDC on costs related to the Basin Mills project effective December 1993. In the third quarter of 1993 $126,000 of AFDC was recorded on Basin Mills costs. In the third quarter of 1994 AFDC on construction work in progress decreased $104,000 as compared to 1993 due to decreased levels of construction activity.
    Other income, net of applicable taxes, decreased by $120,000 or 69.8% due primarily to the revenue sharing arrangement with Holtrachem. In the third quarter of 1993 all revenue sharing associated with Holtrachem was recorded as other income, while in the third quarter of 1994 all revenue sharing from this customer was recorded as base rate revenue.
    Long-term debt interest expense decreased by $201,000 or 7.0% due principally to September 1993 redemption of the remaining principal balances of the following first mortgage bonds: 9.25% series due 2001, 8.25% series due 1999, and the 8.6% series due 2003. Interest expense was also reduced as a result of regular and optional sinking fund payments on the Company's 12.25% series first mortgage bonds in 1994.
    Other interest expense, which is composed primarily of interest expense on short term borrowings, increased by $111,000 or 44.1% due principally to increased interest rates, as well as a $2.9 million increase in average short term borrowings outstanding in the 1994 quarter.

               NINE MONTHS OF 1994 VERSUS NINE MONTHS OF 1993


    Base rate revenue increased $6.1 million or 10.7% in 1994 due to 15.9% base rate increase on March 1, 1994. This increase was offset by the impact of the previously mentioned special contract rates with Holtrachem and James River. While KWH sales to Holtrachem decreased by 4.8% in the first nine months of 1994, base rate revenue decreased by 15.3%, excluding $460,000 of revenue sharing which was also recorded as base rate revenue in 1994. In 1993 all revenue sharing associated with Holtrachem was recorded as other income. KWH sales to James River increased by 17.9%, but base rate revenue
for this customer decreased by 14.6%.   Exclusive of the impact of these two
special contracts, firm sales increased by 1.5% in 1994.
    Fuel charge revenue decreased by $11.2 million or 14.6% in 1994. This decrease was due principally to the 12.5% fuel rate decrease effective in November 1993, as well as the impact of the special contract with James River. Also, off-system sales resulted in additional fuel charge revenue of $9.7 million for the 1994 period as compared to $12.3 million for 1993.
    Purchased power expense decreased $417,000 or 3.8% due to lower capacity and transmission costs associated with the Maine Yankee nuclear plant in 1994, offset by the impact of the outage in the third quarter of 1994.
    Other O&M expense increased $5.1 million or 25.4% for the nine months ended September 30, 1994 as compared to the same period for 1993. This expense has increased due primarily to the early retirement program implemented in the first quarter of 1994, which resulted in approximately $2.8 million in expense being charged to operations. Other postretirement benefits under FASB 106 amounted to $877,000 in the 1994 period, and other medical costs increased by $494,000 over the 1993 period. In addition, previously mentioned base rate case amortizations amounted to $575,000 for the nine months ended September 30, 1994. Also increasing other O&M was a decrease in pension income of $317,000 as compared to 1993. These increases in other O&M were partially offset by a decrease in O&M payroll of $73,000 in the 1994 period as compared to 1993. The decrease was principally a result of the impact of the early retirement program in the first quarter of 1994, offset by the January 1, 1994 wage rate increase of 3.5% for bargaining unit employees.
    Depreciation and amortization expense increased by $217,000 or 5.8% due to an increase in depreciable property in 1994.
    Amortization of the costs associated with the buyout of the Beaver Wood purchased power contract amounted to $2.3 million for the nine months ended September 30, 1994.
    Property and payroll taxes increased $421,000 or 13.7% for the nine months ended September 30, 1994 as compared to the same period in 1993 due to higher levels of taxable property and increased property tax rates.
    Income taxes decreased $881,000 for the 1994 period due principally to lower taxable income. The effective income tax rate was 30% for both the 1994 and 1993 periods.
    AFDC decreased, the equity portion by $586,000 or 36.7% and the borrowed portion by $634,000 or 36.2% for the nine months ended September 30, 1994 as compared to 1993. As previously noted, the decrease is principally a result of the accrual of carrying costs associated with the Beaver Wood purchased power contract buyout, which were $588,000 greater in the 1994 period. Also $354,000 in AFDC was accrued on Basin Mills costs in 1993, with none recorded in 1994.
    Other income, net of applicable taxes, decreased by $309,000 in 1994 due principally to a change in Holtrachem's electric rate in the first quarter of 1994.
    Long term debt interest expense increased $397,000 or 5.2% due to the June 1993 issuance of $15 million of first mortgage bonds at an interest rate of 7.3% and the issuance of $14.3 million of first mortgage bonds at an interest rate of 12.25%. The latter bonds were issued in exchange for other lenders' debt in connection with the buyout of the Beaver Wood purchased power contract. These were partially offset by regular and optional sinking fund payments on the 12.25% series first mortgage bonds in 1994, as well as the redemption of the remaining principal balances of the following first mortgage bonds: 9.25% series due 2001, 8.25% series due 1999, and the 8.6% series due 2003.
    Other interest expense increased $331,000 or 44.5% for the nine months ended September 30, 1994 as compared to the same period in 1993. The increase is attributable to a $6.4 million increase in average short-term debt borrowings outstanding in the 1994 period as well as higher short-term interest rates.

LIQUIDITY AND CAPITAL RESOURCES
    The Consolidated Statements of Cash Flows reflect events in the first nine months of 1994 and 1993 as they affect the Company's liquidity. Net cash provided by operations was $20.8 million for the first nine months of 1994 compared with $26.2 million for the first nine months of 1993. The decrease was due to a $2.0 million decrease in net receivables, and unbilled revenue in 1994 as compared to a $6.0 million decrease in 1993. Also decreasing cash flows from operations was a $3.3 million decrease in accounts payable in 1994 as compared to a $632,000 increase in 1993. Deferred fuel, purchased power and interest costs decreased $2.3 million for the 1994 period as compared to a $4.0 million decrease for the 1993 period.
    In July 1994 the Company received a $1 million payment from Beaver Wood associated with the June 1993 contract termination, which called for Beaver Wood to pay the Company $1 million at the time of settling the transaction as well as $1 million annually for the next six years (1994 through 1999).
    On March 30, 1994 the Company completed a common stock offering that raised approximately $14.1 million with the issuance and sale of 867,500 shares of common stock. The proceeds from the sale were utilized to reduce the Company's outstanding short-term debt. During the second quarter of 1994 shareholders approved a proposal to increase the amount of additional common stock, $5 par value, and preferred stock, $100 par value, that the Company is authorized to issue, by 2.5 million shares and 200,000 shares, respectively.
    As previously discussed, external funds in the amount of $15 million were provided by the issue of first mortgage bonds in 1993. The documents governing these bonds do not provide for sinking fund payments. The proceeds from the bond issuance were used to reduce short-term debt balances and fund the Company's construction program.
    Under the Company's Dividend Reinvestment and Common Stock Purchase Plan the Company realized a common stock investment of $998,000 through the issuance of 63,764 new common shares in the first nine months of 1994 as compared to $850,000 in the comparable 1993 period through the issue of 44,079 shares.
    The Company's bank borrowings are provided through a $25 million revolving credit facility as well as $30 million in lines of credit. Effective May 26, 1994 the Company renegotiated its revolving credit agreement with the participating banks for a period of one year, with an option to renew for one additional year.
    As previously discussed, the Company made regular and optional sinking fund payments on certain of the higher rate coupon bonds and also redeemed the remaining principal balances of three series of first mortgage bonds in September 1993.
                        BANGOR HYDRO-ELECTRIC COMPANY
                         CONSOLIDATED BALANCE SHEETS
                              000's Omitted
                              (Unaudited)

                               ASSETS                 Sept. 30,   Dec. 31,
                                                        1994        1993
                                                      ---------   ---------
INVESTMENT IN UTILITY PLANT:
  Electric plant in service, at original cost       $  270,550  $  250,123
  Less - Accumulated depreciation and amortization      74,927      71,184
                                                   -- ----------- ---------
                                                    $  195,623  $  178,939

  Construction in progress                              22,347      26,602
                                                   -- ----------- ---------
                                                    $  217,970  $  205,541
  Investments in corporate joint ventures:
    Maine Yankee Atomic Power Company               $    4,754  $    4,756
    Maine Electric Power Company, Inc.                     125         125
                                                   -- ----------- ---------
                                                    $  222,849  $  210,422
                                                   -- ----------- ---------
OTHER INVESTMENTS, principally at cost              $    3,308  $    4,474
                                                   -- ----------- ---------
CURRENT ASSETS:
  Cash and cash equivalents                         $    1,400  $    2,387
  Accounts receivable, net of reserve                   17,461      18,763
  Unbilled revenue receivable                            6,421       7,162
  Inventories, at average cost:
    Material and supplies                                2,876       3,220
    Fuel oil                                               452         635
  Prepaid expenses                                         997       1,574
  Deferred fuel and interest costs                       1,478       2,569
  Deferred purchased power costs                           626       1,796
  Current deferred income taxes                            819         --
                                                   -- ----------- ---------
    Total current assets                            $   32,530  $   38,106
                                                   -- ----------- ---------
DEFERRED CHARGES:
  Investment in Seabrook Nuclear Project, net of
    accumulated amortization of $22,952 in 1994
    and $21,678 in 1993                             $   35,890  $   37,164
  Costs to terminate purchased power contract           37,710      40,302
  Deferred regulatory asset                             34,994      33,068
  Prepaid pension costs                                  1,840       2,398
  Demand-side management costs                           3,304       3,691
  Other                                                  3,936       3,896
                                                   -- ----------- ---------
    Total deferred charges                          $  117,674  $  120,519
                                                   -- ----------- ---------
      Total assets                                  $  376,361  $  373,521
                                                    = ========= = =========

See notes to the consolidated financial statements.


                         BANGOR HYDRO-ELECTRIC COMPANY
                         CONSOLIDATED BALANCE SHEETS
                               000's Omitted
                               (Unaudited)

                                                           Sept. 30,   Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES                1994        1993
                                                          ---------   ---------
CAPITALIZATION:
  Common stock, par $5 per share -
    Authorized - 10,000,000 shares in 1994 and 7,500,000
      shares in 1993
    Outstanding - 7,156,658 shares in 1994 and 6,225,394
      shares in 1993                                    $   35,783  $   31,127
  Amounts paid in excess of par value                       55,778      45,431
  Retained earnings                                         15,260      17,386
                                                       -- ----------- ---------
                                                        $  106,821  $   93,944
  Preferred stock, non-participating, cumulative,
    par value $100 per share, authorized - 600,000 shares
     in 1994 and 400,000 shares in 1993
      Not redeemable or redeemable solely at the
        option of the Company                           $    4,734  $    4,734
      Subject to mandadory redemption requirements -
        8.76% non-voting not redeemable prior to
        December 27, 1994, 150,000 shares authorized        15,222      15,168
        and outstanding

  Long-term debt, exclusive of current sinking fund        116,367     119,126
    requirements
                                                       -- ----------- ---------
      Total capitalization                              $  243,144  $  232,972
                                                       -- ----------- ---------
CURRENT LIABILITIES:
  Notes payable - banks                                 $   25,000  $   36,000
                                                       -- ----------- ---------
  Other current liabilities -
    Current sinking fund requirements of long-term debt $    1,461  $    1,297
    Accounts payable                                        12,703      15,961
    Dividends payable                                        2,757       2,449
    Accrued interest                                         2,438       3,706
    Customers' deposits                                        485         498
                                                       -- ----------- ---------
      Total other current liabilities                   $   19,844  $   23,911
                                                       -- ----------- ---------
      Total current liabilities                         $   44,844  $   59,911
                                                       -- ----------- ---------

  Deferred income taxes - Seabrook                      $   18,657  $   19,176
  Other accumulated deferred income taxes                   53,631      47,001
  Deferred regulatory liability                              9,060       9,347
  Unamortized investment tax credits                         2,138       2,272
  Other                                                      4,887       2,842
                                                       -- ----------- ---------
    Total deferred credits and reserves                 $   88,373  $   80,638
                                                       -- ----------- ---------
      Total Stockholders' Investment and Liabilities    $  376,361  $  373,521
                                                        = ========= = =========

See notes to the consolidated financial statements.

                       BANGOR HYDRO-ELECTRIC COMPANY
                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                              000's Omitted
                              (Unaudited)



                                                     1994        1993
                                                  ---------   ---------

BALANCE AT JANUARY 1                              $ 17,386    $ 21,639

ADD - NET INCOME                                     6,175       8,918
                                                  ---------   ---------
                                                  $ 23,561    $ 30,557
                                                  ---------   ---------
DEDUCT:

  Dividends -
    Preferred stock                               $  1,185    $  1,185
    Common stock                                     7,062       5,889
    Other                                               54          47
                                                  ---------   ---------
                                                  $  8,301    $  7,121
                                                  ---------   ---------

BALANCE AT SEPTEMBER 30                           $ 15,260    $ 23,436
                                                  = =======   = =======




See notes to the consolidated financial statements.




                             BANGOR HYDRO-ELECTRIC COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                  000's Omitted
                                   (Unaudited)
                                                                1994      1993
                                                             --------  --------
CASH FLOWS FROM OPERATIONS:
  NET INCOME                                                $  6,175  $  8,918
    Adjustments to reconcile net income to net cash
      provided by operations:
        Depreciation and amortization                          3,950     3,733
        Amortization of Seabrook Nuclear Project               1,274     1,274
        Amortization of costs to terminate purchased power
          contract                                             2,267       ---
        Base rate case amortizations included in operations
         & maintenance                                           704       130
        Allowance for equity funds used during construction   (1,013)   (1,599)
        Deferred income tax provision                          3,718     5,305
        Deferred income taxes on Seabrook Nuclear Project       (311)     (308)
        Deferred investment tax credits                         (134)     (134)
      Changes in assets and liabilities:
        Deferred fuel, purchased power and interest costs      2,261     3,953
        Receivables, net and unbilled revenue                  2,043     6,039
        Income tax refunds receivable                            ---    (2,425)
        Materials, supplies and fuel oil                         527       532
        Prepaid pension costs                                 (1,113)     (255)
        Early retirement plan costs                            2,801       ---
        Accounts payable                                      (3,258)      632
        Accrued interest                                      (1,268)     (225)
        Accrued current income taxes                             ---     2,378
        Accrued postretirement benefit costs                     620       ---
        Other current assets and liabilities, net                296       971
        Other, net                                             1,240    (2,711)
                                                            --------- ---------
  Net Cash Provided By Operations                           $ 20,779  $ 26,208
                                                            --------- ---------
CASH FLOWS FROM INVESTING:
  Construction expenditures                                 $(15,198) $(21,626)
  Payment received related purchased power contract
   termination                                                 1,000   (23,712)
  Allowance for borrowed funds used during construction       (1,116)   (1,750)
                                                            --------- ---------
  Net Cash Used in Investing                                $(15,314) $(47,088)
                                                            --------- ---------
CASH FLOWS FROM FINANCING:
  Dividends on preferred stock                              $ (1,185) $ (1,185)
  Dividends on common stock                                   (6,754)   (5,629)
  Issuance of long-term debt                                     ---    15,000
  Issuance of common stock:
    Public offering (867,500 shares in 1994 and
     745,000 shares in 1993)                                  14,084    14,803
    Dividend reinvestment plan (63,764 shares in 1994 and
     44,079 in 1993)                                             998       850
  Payments on long-term debt                                  (2,595)  (15,147)
  Change in short-term debt, net                             (11,000)   12,000
                                                            --------- ---------
    Net Cash (Used in) Provided by Financing                $ (6,452) $ 20,692
                                                            --------- ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                     $   (987) $   (188)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                  2,387     1,488
                                                            --------- ---------
CASH AND CASH EQUIVALENTS - END OF NINE MONTHS              $  1,400  $  1,300
                                                            ========= =========
CASH PAID DURING THE NINE MONTHS FOR:
  INTEREST (Net of Amount Capitalized)                      $  8,089  $  4,807
  INCOME TAXES                                                   ---       ---
                                                            ========= =========
See notes to the consolidated financial statements.
                        BANGOR HYDRO-ELECTRIC COMPANY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1994
                                 (Unaudited)

(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:

    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. These statements should be read in conjunction with the consolidated financial statements and the notes thereto and all other information included in the 1993 Form 10-K.
    In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 1994 and the results of operations and cash flows for the periods ended September 30, 1994 and 1993.
    The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 1993 Form 10-K filed with the Securities and Exchange

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED):

(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES - (Continued):
Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.

(2)  INCOME TAXES:

     The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the above provisions for federal income taxes:
                                       NINE MONTHS ENDED SEPTEMBER 30,
                                          1994          1993
                                       AMOUNT   %    AMOUNT   %
                                        (Dollars in Thousands)
Federal income tax provision
    at statutory rate                 $3,212  34%   $4,686  34%
Less permanent reductions in
    tax expense resulting from
    statutory exclusions from
    taxable income                       323   4       426   4

                                       ------  --    ------  --
Federal income tax provision
    before effect of temporary
    differences                       $2,889  30%   $4,260  30%
Less temporary differences
    that are flowed through for rate-
    making and accounting purposes        20   -        64   -

                                      ------  --    ------  --
Federal income tax provision           $2,869  30%   $4,196  30%
                                       ======  ==    ======  ==


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED):


3)  INVESTMENT IN MAINE YANKEE AND MEPCO:

     Condensed financial information for Maine Yankee Atomic Power Company ("Maine Yankee") and Maine Electric Power Company, Inc. ("MEPCO") is as follows:
                                           MAINE YANKEE          MEPCO
                                     -----------------   ----------------
                                            (Dollars in Thousands)
                                                 (Unaudited)

                                              Operations for
                                            Nine Months Ended
                                     ------------------------------------

                                     Sept.30,  Sept.30,  Sept.30, Sept.30,
                                       1994      1993      1994     1993
                                     --------  --------  --------  -------
OPERATIONS:
  As reported by investee-
         Operating revenues          $128,496  $146,626  $17,572   $  9,157
                                     ========  ========  =======   ========

         Earnings applicable to
           common stock               $ 5,283  $ 6,282   $    79   $     79
                                       =======  =======   =======  ========
  Company's reported equity-
    Equity in net income              $   370  $   440   $    11   $     11

           Deduct-Effect of
       adjusting Company's
             estimate to actual           (14)     (23)        -          -
                                      -------  -------   -------   --------

    Amounts reported by
            Company                   $   356  $   417   $    11   $     11
                                      =======  =======   =======   ========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED):


(3)  INVESTMENT IN MAINE YANKEE AND MEPCO - (Continued):

                                       MAINE YANKEE          MEPCO
                                 ------------------  ----------------
                                      (Dollars in Thousands)
                                          (Unaudited)

                                     Financial Position at

                                     Sept.30,  Dec. 31, Sept.30,  Dec. 31,
                                       1994      1993     1994      1993
                                     --------  --------  -------   -------
          FINANCIAL POSITION:
           As reported by investee-
            Total assets            $533,700  $544,364  $  5,487   $ 7,060
            Less-
             Preferred stock          19,800    20,400         -         -
             Long-term debt and
               long-term note        208,147   211,063     1,730     2,590
             Other Liabilities and
               deferred credits      238,215   244,790     3,757     3,592
                                    --------  --------  --------   -------
             Net assets             $ 67,538  $ 68,111  $    878   $   878
                                    ========  ========  ========   =======

          Company's reported equity-
            Equity in net assets    $  4,728  $  4,768  $    125   $   125
         Add (deduct) - Effect of
              adjusting Company's
              estimate to actual          26       (32)       -         -
                                    --------  --------  --------   -------
            Amounts reported by
                Company             $  4,754  $  4,736  $    125   $   125
                                    ========  ========  ========   =======


(4)  RECLASSIFICATIONS:
            Certain 1993 amounts have been reclassified to conform with presentation used in Form 10-Q for the quarter ended September 30, 1994.












                        BANGOR HYDRO-ELECTRIC COMPANY




               FORM 10-Q FOR PERIOD ENDING SEPTEMBER 30, 1994



                                   PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS - None



    REPORTS ON FORM 8-K
     -------------------

    No reports on Form 8-K were filed during the quarter for which this report is submitted.


                        BANGOR HYDRO-ELECTRIC COMPANY

                FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1994




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




                                         BANGOR HYDRO-ELECTRIC COMPANY
                                          ------------------------------
                                                (Registrant)


Dated:  November 10, 1994                    /S/ Robert C. Weiser
                                          --------------------------------

                                              Robert C. Weiser
                                                  Treasurer
                                           (Chief Financial Officer)