Form 10-K
BANGOR HYDRO ELECTRIC CO
filed 1995-03-31
CIK 9548

FORM 10-K


                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal year ended DECEMBER 31, 1994   Commission File No. 0-505
                             -----------------                       ------

                        BANGOR HYDRO-ELECTRIC COMPANY
                        ------------------------------
           (Exact Name of Registrant as specified in its charter)


              MAINE                                     01-0024370
     -----------------------                      ------------------------
    (State of Incorporation)                     (I.R.S. Employer ID No.)


                 33 STATE STREET, BANGOR, MAINE              04401
            ----------------------------------------        ---------
            (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code    207-945-5621
                                                      ------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of exchange on which registered

COMMON STOCK, $5 PAR VALUE                 NEW YORK STOCK EXCHANGE
--------------------------                 -----------------------
         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $5 Par value
                      (7,229,344 SHARES OUTSTANDING AT MARCH 20, 1995)
                      ------------------------------------------------
                      7% PREFERRED STOCK, $100 PAR VALUE
                      ------------------------------------------------
                      4 1/4% PREFERRED STOCK, $100 PAR VALUE
                      ------------------------------------------------
                      4% PREFERRED STOCK SERIES A, $100 PAR VALUE
                      ------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No
    ----------      ----------

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value on March 20, 1995 of the voting stock held by non-affiliates of the registrant was $79.7 million.

    The information required by Part III Items 10, 11, 12 and 13 is incorporated by reference from the registrant's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1994.

PART I

ITEMS 1 THROUGH 2  BUSINESS; PROPERTIES

     GENERAL

    The Company is a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy, with a service area of approximately 4,900 square miles having a population of approximately 195,000 people. The Company serves approximately 97,000 customers in portions of the counties of Penobscot, Hancock, Washington, Waldo, Piscataquis and Aroostook. The Company also sells energy to other utilities for resale. The Company has two material wholly-owned subsidiaries. Penobscot Hydro Co., Inc. ("PHC") was incorporated in 1986 to own the Company's 50% interest in a joint venture, Bangor-Pacific Hydro Associates ("Bangor-Pacific"), which redeveloped the West Enfield hydroelectric project (the "West Enfield Project"). Bangor Var Co., Inc. ("Bangor Var Co.") was incorporated in 1990 to hold the Company's 50% interest in a partnership which owns certain facilities used in the Hydro-Quebec Phase II transmission project ("HQ-II") in which the Company is a participant. See "Joint Ventures."

    In 1994, 31.2% of the Company's kilowatt hour ("KWH") sales were to residential customers, 30.5% were to commercial customers, 37.1% were to industrial customers and 1.2% were to other customers. For additional information concerning the Company's sales, see Item 6, "Selected Financial Data", below.

    The Company's KWH sales are generally higher during the winter months, with the winter peak electric demand usually 15% higher than the summer peak. The maximum peak electric demand that the Company's system experienced during the 1994-1995 winter, as of March 8, 1995, was approximately 267 megawatts ("MW") on January 11, 1995. At that time the Company had approximately 375 MW of generating capacity and firm purchased power, comprised of 106 MW from Company-owned generating units, 61 MW from Maine Yankee Atomic Power Company's nuclear generating facility ("Maine Yankee"), 18 MW from Hydro Quebec, 85 MW from non-utility power producers, and 105 MW from short term economy purchases.

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

   The Company is subject to the regulatory authority of the Maine Public Utilities Commission ("MPUC") as to retail rates, accounting, service standards, territory served, the issuance of securities and various other matters. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") as to certain matters, including licensing of its hydroelectric stations, rates for wholesale purchases and sales of energy and capacity and transmission services. Maine Yankee is subject to extensive regulation by the Nuclear Regulatory Commission ("NRC"). See "Rates and Regulation."

   The principal executive offices of the Company are located at 33 State Street, Bangor, Maine 04401; telephone (207) 945-5621.


    CERTAIN ISSUES FACING THE COMPANY

CHANGES IN THE ELECTRIC UTILITY INDUSTRY AND IN REGULATION - See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Developments for the Company and in the Electric Utility Industry and Potential Effects on Future Sales, Earnings and Dividend Policy" for a discussion of the effect of competition and other events on future sales, earnings and dividend policy. That discussion includes a description of a February 14, 1995 Order by the MPUC approving substantial changes in the way the Company's prices are established. Also included in Item 7 is a report on the terms of a buyback agreement reached between the Company and the owners of two high cost non-utility generation plants that provide power to the Company pursuant to contracts entered into in the mid-1980's.
Finally, see Item 7 for an analysis the implications of those developments on the Company's future dividend policy.


MAINE YANKEE - Energy from Maine Yankee provided approximately 25% of the Company's total generation in 1994. The Company's total payments in 1994 under its power purchase contract with Maine Yankee were approximately $12.0 million, and its investment in the unit at December 31, 1994 was $4.7 million. Maine Yankee's operating license expires in 2008. The Company is required to fund its pro rata share (approximately 7%) of Maine Yankee's decommissioning costs, costs of storage and disposal of spent fuel and low-level radioactive wastes. Provision for these items, based on current estimates of the eventual costs, is made as Maine Yankee's rates are established, and are included in the Company's rates to customers. To the extent Maine Yankee cannot obtain its own financing, the Company would be required to pay its pro rata share of additional capital expenditures to maintain the unit in commercial operation. The magnitude of these various costs is dependent in part upon the future resolution of several political and technological uncertainties, and may be substantial. Maine voters have rejected three referendum proposals to force the premature shutdown of Maine Yankee, the most recent being in 1987; and the State of Maine has enacted several restrictive statutes purporting to govern aspects of Maine Yankee's operations. The Company would expect that its share of the costs of the operation and decommissioning of Maine Yankee will continue to be reflected in its rates, but cannot predict whether future voter and other necessary approvals will be obtained in a timely fashion or whether all technological
uncertainties can be adequately resolved.   See "Maine Yankee" for a
discussion of detection of steam generator tube cracking and the possible impact on the Company's earnings.


    CONSTRUCTION PROGRAM

    The Company's construction program consists of extensions and improvements of its transmission and distribution facilities, capital improvements to existing generating stations, the cost of developing new information systems, costs associated with the licensing of new and the relicensing of existing hydroelectric projects and other general projects within the Company's service area. The Company projects that capital expenditures will aggregate about $55 million in the period 1995 through 1997.


    RATES AND REGULATION

RATE MATTERS - See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Developments for the Company and in the Electric Utility Industry and Potential Effects on Future Sales, Earnings and Dividend Policy - Changes in the Industry and in Regulation", incorporated herein by reference, for a discussion of recent changes in the way the Company's prices will be established in the future and for a description of the ongoing involvement by the MPUC in rate matters. Those changes include the elimination of the fuel cost adjustment through which the Company has been allowed historically to adjust rates retroactively to reflect changes in the cost of fuel for generation and certain purchased power costs.

OTHER REGULATION - The MPUC regulates numerous other matters affecting the Company, including financing, construction of generation and transmission facilities, credit, collection, conservation and demand side management programs, low income rate subsidies and purchases from non-utility power producers.

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

    The following table sets forth certain information with regard to such licenses.

                LICENSED       ISSUE DATE OF       CURRENT EXPIRATION
 PROJECT        CAPACITY      ORIGINAL LICENSE           DATE
------------    ---------     ----------------     -------------------

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

    The Company is actively pursuing the relicensing of the projects listed above which are operating on year-to-year licenses. Some of those relicensing proceedings have been delayed pending completion by the FERC of an Environmental Impact Statement of sections of the Penobscot River being prepared in connection with the Company's licensing of the Basin Mills project. See Note 7 to the Company's Consolidated Financial Statements, incorporated herein by reference. The Company has not received notice that the United States will exercise its rights to take over any of the Company's hydroelectric projects, nor have any competing applications been filed. Under a Federal statute enacted by Congress in 1986, participation in relicensing proceedings by governmental agencies and other parties was allowed to increase significantly. That increased participation may result in more burdensome and costly conditions imposed upon licensees of
hydroelectric projects.   The Company is unable to predict what terms and
conditions, if any, might be included in new licenses or license renewals granted pursuant to the Company's licensing applications, or what impact any such terms and conditions might have on the Company's ability to operate and maintain the projects economically.


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

   Under the power contract between the Company and Bangor-Pacific, if the West Enfield Project operates as anticipated, payments by the Company to Bangor-Pacific are estimated at $7.5 million annually (without consideration of any distributions by the joint venture to the partners). In 1994, the Company paid approximately $6.9 million to Bangor-Pacific under this power contract. The Company would be required to make payments under the contract, regardless of whether any power were delivered, of approximately $4 million per year. However, the Company has the right to terminate the contract upon thirty-days' written notice if the failure to deliver power continues for a period of 112 consecutive months.

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


    EMPLOYEES

    At December 31, 1994, the Company had 475 full time employees approximately 42% of whom were represented by a local union affiliated with the International Brotherhood of Electrical Workers (AFL-CIO). The present contract expires December 31, 1995. The Company believes that its relations with its employees are satisfactory.


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

   The Company's sources of generation for electric sales to its customers (net of off-system sales to other utilities) for 1994, 1993 and 1992 by type of fuel is shown below.

    Source                             1994      1993      1992
     ------                             ----      ----      ----
    Hydroelectric (Company*).......     15%       14%       18%

    Nuclear Generation (Maine Yankee)   25%       20%       23%

    Oil (Company)...................     2%        3%        4%

    Biomass/Refuse (purchased)......     8%       15%       14%

    NEPOOL/other purchases..........    50%       48%       41%
                                        ----      ----      ----
        Total.......................    100%      100%      100%
                                        ====      ====      ====
------------------

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

   In addition, the Company owns more than 600 miles of transmission lines and 3,400 miles of distribution lines to serve its customers. Other properties consist of office, garage and warehouse facilities at various locations in its service area.


    POWER PURCHASE CONTRACTS

    The following chart sets forth information concerning the Company's major power purchase contracts exclusive of Maine Yankee.


                                               Contracted Quantity of
  Seller            Term of Contract             Capacity or Energy
----------        --------------------       --------------------------

Bangor-Pacific*   August 21, 1986 through    Total output of energy
(Hydroelectric)   May 31, 2024, at which     from facility with name
                  time Company can either    plate rating of not more
                  purchase the facility      than 16 MW.
                  at its fair market value
                  or extend the contract
                  for an additional 15
                  years (if the West
                  Enfield Project's FERC
                  license is also
                  extended).

Penobscot Energy  January 21, 1984 through   Total output of firm
Recovery Company  February 28, 2018.         energy; minimum annual
("PERC") (Refuse)                            delivery of 105,000,000
                                             KWH up to a maximum of
                                             166,440,000 KWH per
                                             calendar year.

Babcock-     **   August 13, 1984 through    Estimated total output of
Ultrapower West   October 31, 2017.          24.5 MW of energy at
Enfield (Biomass)                            contract rate; excess
                                             output, if any, is
                                             purchased at short-term
                                             avoided cost rate
                                             determined by the MPUC.

Babcock-     **   August 13, 1984 through    Estimated total output of
Ultrapower        October 31, 2017.          24.5 MW of energy at
Jonesboro                                    contract rate; excess
(Biomass)                                    output, if any, is
                                             purchased at short-term
                                             avoided cost rate
                                             determined by the MPUC.

Great Northern    September 21, 1989         Approximately 20 MW.
Paper Co.         through October 31,
(Cogeneration)    1996.

New England       November 1, 1994 through   30 MW and associated energy
Power Company     October 31, 1999.  Final   from two designated nuclear
                  2 years contingent on      units
                  approval by MPUC

United Illumi-    November 1, 1994 through   30 MW and associated energy
nating Company    October 31, 1997           from a designated oil unit

---------------------
* Through PHC, the Company has a 50% ownership interest in Bangor-Pacific, which owns and operates the West Enfield Project.

** The Company has reached agreement with Babcock-Ultrapower West Enfield and Babcock-Ultrapower Jonesboro to buy back the power contracts. If the transactions are fully consummated, the Company's obligations to purchase power under them would terminate. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Developments for the Company and in the Electric Utility Industry and Potential Effects on Future Sales, Earnings and Dividend Policy - Buyback of Purchased Power Contracts" and Note 15 to the Consolidated Financial Statements.



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


    MAINE YANKEE

GENERAL - The Company holds a 7% equity ownership interest in Maine Yankee which entitles the Company to purchase an approximately equal amount of the output of Maine Yankee, an entitlement of approximately 61 MW. Maine Yankee, which commenced commercial operation on January 1, 1973, is the only nuclear facility in which the Company has an ownership interest. The Company is obligated to pay its pro rata share of Maine Yankee's operating expenses, including fuel costs and decommissioning costs. In addition, under a Capital Funds Agreement entered into by the Company and the other sponsor utilities, each sponsor has agreed to provide a like percentage of Maine Yankee's capital requirements not obtained from other sources, subject to obtaining any necessary regulatory approvals. In 1994, Maine Yankee produced 6.6 billion KWH of electric power at an average cost of 2.6 cents per KWH.

STEAM GENERATOR TUBE CRACKING - The Maine Yankee unit, like other pressurized water reactors, has been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of steam generator tubes. In the past the detection of defects has resulted in the plugging of those tubes to prevent their subsequent use. During the refueling and maintenance shutdown that commenced in early February of 1995, Maine Yankee has detected increased degradation of the plant's steam generator tubes, in excess of the number expected, and is currently evaluating several courses of action to address the matter. This detection of a significantly larger number of degraded tubes is likely to adversely affect the operation of the plant and may result in substantial cost to the Company. The Company cannot now predict what course of action will be chosen or to what extent the operation of the plant will be affected. The Company believes, however, that Maine Yankee will not resume generation as originally scheduled in April, 1995 and that an extended outage lasting at least several months is likely.

    In connection with the approval by the MPUC of the Company's alternative marketing plan, effective January 1, 1995, the separate fuel cost adjustment rates were eliminated. The fuel cost adjustment was a rate mechanism under which the Company was permitted to adjust retroactively for changes in the cost of fuel for generation and in certain purchased power costs. Under the former fuel cost adjustment mechanism, the cost of power purchased from another source to replace that which had been expected from Maine Yankee would have had no impact on earnings. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Developments for the Company and in the Electric Utility Industry and Potential Effects on Future Sales, Earnings and Dividend Policy - Changes in the Industry and in Regulation".

    The Company estimates that, under current conditions in the bulk power market, its power costs will be increased by $700,000 to $900,000 per month during the Maine Yankee outage, which will increase pressure on the Company's earnings. In addition, the Company would be responsible for its pro rata share of any costs associated with repairing or mitigating the impact of the degraded tubes. The Company believes that it is too early to provide reliable estimates of such costs but that they could be substantial.


NUCLEAR FUEL STORAGE. Federal legislation enacted in 1987 directed the U.S. Department of Energy ("DOE") to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) disposal site at Yucca Mountain, Nevada. The legislation also provides for the possible development of a Monitored Retrievable Storage ("MRS") facility and abandons plans to identify and select a second permanent disposal site. An MRS facility would provide temporary storage for high-level waste prior to eventual permanent disposal. In late 1989 the DOE announced that the permanent disposal site was not expected to open before 2010, although originally scheduled to open in 1998. Additional delays due to political and technical problems are probable.

    On June 20, 1994, fourteen nuclear utilities filed suit against the DOE. The utilities are seeking a declaration from the United States Court of Appeals for the District of Columbia that the Nuclear Waste Policy Act requires the DOE to take responsibility for spent nuclear fuel in 1998. Maine Yankee is not a participant in the lawsuit.

    Under the terms of a license amendment approved by the NRC in 1984, the present storage capacity of the spent fuel pool at the Plant will be reached in 1999 and after 1996 the available capacity of the pool will not accommodate a full-core removal. After consideration of available technologies, Maine Yankee elected to provide additional capacity by replacing the fuel racks in the spent fuel pool at the Plant and, on January 25, 1993, filed with the NRC seeking authorization to implement the plan. On March 15, 1994, the NRC granted the authorization and installation of the new racks is scheduled for 1995. Maine Yankee believes that the replacement of the fuel racks will provide adequate storage capacity through the Plant's licensed operating life, but cannot predict with certainty whether or to what extent the new level of storage capacity at the Plant will affect the operation of the Plant or the future cost of disposal.

DECOMMISSIONING.  The NRC currently recognizes three decommissioning methods
- prompt removal and dismantlement, entombment with delayed dismantlement, and mothballing with delayed dismantlement. Maine Yankee currently proposes to use, consistent with its understanding of NRC and FERC staff policy, the prompt removal and dismantlement method. Maine Yankee's most recent study, conducted in 1993 by an external engineering consultant, estimated decommissioning costs to be $273.1 million, plus a contingency of $43.5 million for a total of $316.6 million (in mid-1993 dollars).

    On January 18, 1994, Maine Yankee, after reaching agreement with FERC Staff and other intervenors on major issues, filed a rate case with the FERC. In the filing, Maine Yankee sought to increase the annual amount collected to fund decommissioning costs for the plant from $9.1 million to the agreed amount of $14.9 million commencing April 1, 1994. This amount reflects the first step increase in the estimated cost to fully decommission the plant from the $167.0 million (in mid-1987 dollars) allowed by the FERC in Maine Yankee's 1988 rate case to $316.6 million, in mid-1993 dollars, based upon Maine Yankee's 1993 decommissioning cost study. Maine Yankee plans to continue to evaluate the cost of decommissioning periodically and seek additional step increases as necessary. On March 31, 1994, the FERC issued an order accepting the proposed rates and prefiling agreement effective April 1, 1994.


INSURANCE - In accordance with the Price-Anderson Act, the limit of liability for a nuclear-related accident is approximately $8.9 billion, effective November 18, 1994. The primary layer of insurance for the liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage, provided through an industry-wide mutual insurance program, is approximately $8.7 billion, based on 110 licensed reactors. The secondary layer is based on a retrospective premium assessment of $79.275 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per accident. In addition, the retrospective premium is subject to inflation-based indexing at five-year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection, each licensee can be assessed an additional 5% ($3.775 million) of the maximum retrospective assessment.

    In addition to the insurance required by the Price-Anderson Act, Maine Yankee carries all-risk nuclear property damage insurance in the amount of $500 million plus additional excess nuclear property insurance in the amount of $2.25 billion effective January 1, 1994. This excess insurance is provided by a nuclear electric utility industry insurance company through a combination of current premiums, retrospective premium assessments and reinsurance. If the insurance company experiences losses in excess of its capacity to pay them, each participating utility may be assessed a retrospective premium of up to 7.5 times its premium with respect to industry losses in any policy year, which could range up to approximately $22.7 million for Maine Yankee. This excess coverage amount is the maximum offered by the industry mutual company.

LOW-LEVEL WASTE DISPOSAL. The federal Low-Level Radioactive Waste Policy Amendments Act (the "Waste Act"), enacted in 1986, required operating disposal facilities to accept low-level nuclear waste from other states only until December 31, 1992. The Waste Act also set limits on the volume of waste each disposal facility must accept from each state, established milestones for the non-sited states to establish facilities within their states or regions (pursuant to regional compacts) and authorized increasing surcharges on waste disposal until 1992. After 1992 the states in which there are operating disposal facilities are permitted to refuse to accept waste generated outside their states or compact regions. In 1987 the Maine Legislature created the Maine Low-Level Radioactive Waste Authority (the "Maine Authority") to provide for such a facility if Maine is unable to secure continued access to out-of-state facilities after 1992, and the Maine Authority is engaged in a search for a qualified disposal site in Maine. Maine Yankee volunteered its site at the Plant for that purpose, but progress toward establishing a definite site in Maine, as in other states, was difficult because of the complex technical nature of the search process and the political sensitivities associated with it. As a result, Maine did not satisfy its milestone obligation under the Waste Act requiring submission of a site license application by the end of 1991, and is therefore subject to surcharges on its waste disposal and has not had access to regulated disposal facilities since the end of 1992. Thus, Maine Yankee now stores all waste generated at an on-site storage facility.

    At the same time, the State of Maine was pursuing discussions with the State of Texas concerning participation in a compact with that state and Vermont. In May 1993, the Texas Legislature approved a compact with the states of Maine and Vermont. The Maine Legislature in June 1993 ratified the compact and submitted it to ratification by Maine voters in a referendum held on November 2, 1993, in which the compact was ratified by a margin of approximately 73% to 27%. In April 1994 it was ratified by the Vermont Legislature and must now be ratified by the United States Congress. The ratification bill is before Congress for consideration at its 1995 session.

    The compact provides for Texas to take Maine's low-level waste over a 30-year period for disposal at a planned facility in west Texas. In return Maine would be required to pay $25 million, assessed to Maine Yankee by the State of Maine, payable in two equal installments, the first after ratification by Congress and the second upon commencement of operation of the Texas facility. In addition, Maine Yankee would be assessed a total of $2.5 million for the benefit of the Texas county in which the facility would be located and would also be responsible for its pro-rata share of the Texas governing commission's operating expenses. The Maine Authority suspended its search for a suitable disposal site in Maine and, as of June 30, 1994, ceased operations.

    In the event the required ratification by Congress is not obtained, subject to continued NRC approval, Maine Yankee can continue to utilize its capacity to store approximately ten to twelve years' production of low-level waste in its facility at the Plant site, which it started in January 1993. Subject to obtaining necessary regulatory approval, Maine Yankee could also build a second facility on the Plant site. Maine Yankee believes it is probable that it will have adequate storage capacity for such low-level waste available on-site, if needed, through the licensed operating life of the Plant.

    The Company cannot predict whether the final required ratification of the Texas compact or other regulatory approvals required for on-site storage will be obtained, but Maine Yankee intends to utilize its on-site storage facility in the interim and continue to cooperate with the State of Maine in pursuing all appropriate options.



    ENVIRONMENTAL MATTERS

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

    The Clean Air Act was amended by Congress in 1990 which will result in new regulatory requirements to install more advanced pollution control equipment and to make other changes to reduce the emission of air pollutants. The amendment includes new initiatives to deal with the problem of acid rain which will impact the air emissions of fossil-fueled power plants. Under Phase I implementation, specific plants will be required to reduce their sulphur dioxide emissions in 1995. The Company does not own or operate any Phase I plants. Under Phase II implementation, essentially all fossil-fueled power plants must reduce their sulphur dioxide emission. The Company has not completed its evaluation of the concomitant capital and operating costs needed to comply with the amendment, including the provisions relating to nitrogen oxide emissions and monitoring. Wyman Unit No. 4 is located in a non-attainment area for nitrogen oxide and may be subject to additional regulations for the control of nitrogen oxide emissions.

    The Company estimates that during 1995 it will spend approximately $517,000 in operations expenses and $507,000 in capital expenditures to comply with environmental standards for air, water and hazardous materials.

EXECUTIVE OFFICERS OF THE COMPANY

    The following are the present executive officers of the Company with all positions and offices held. There are no family relationships between any of them nor are there any arrangements pursuant to which any were selected as officers.

NAME                    AGE    OFFICE AND YEAR FIRST ELECTED
----                    ---    -----------------------------


Robert S. Briggs         51    President & Chief Executive
                               Officer since January 1991

Carroll R. Lee           45    Vice President-Operations
                               since 1990

Robert C. Weiser         48    Treasurer since 1987; Chief
                               Financial Officer since 1994

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


Item 3  LEGAL PROCEEDINGS

    See Note 9 to the Company's Financial Statements for a discussion of potential liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.


PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    As of December 31, 1994, there were 7,705 holders of record of the Company's common stock.

    The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "BGR".

    The following table sets forth the high and low prices for the Common Stock as reported by the NYSE. The prices shown do not include commissions. Dividends are declared quarterly.

                                                    DIVIDENDS
                                                    DECLARED
FISCAL PERIOD                     HIGH       LOW     PER SHARE
-------------                     ----       ---     ---------

1993
----
  First Quarter................ $24 1/8    $17 7/8     $.33
  Second Quarter...............  23 5/8     19 5/8      .33
  Third Quarter................  23 1/8     20 7/8      .33
  Fourth Quarter...............  21 3/8     18 1/8      .33

1994
----
  First Quarter................ $19        $16 3/8     $.33
  Second Quarter...............  17         13          .33
  Third Quarter................  13 1/2     11 1/4      .33
  Fourth Quarter...............  12 1/4      9 3/8      .33

1994
----
  First Quarter
    (through March 20, 1995)... $12 7/8    $ 9 1/4     $.33


ITEM 6
SELECTED FINANCIAL DATA

Bangor Hydro-Electric Company
SIX-YEAR STATISTICAL SUMMARY



                                                     1994        1993           1992         1991         1990         1989
--------------------------------------------------------------------------------------------------------------------------------
MEGAWATT HOURS (MWH) GENERATED AND PURCHASED


  Hydro Generation (Company)                        271,616     275,694        305,011      313,629      350,898      298,222
  Nuclear Generation (Maine Yankee)                 456,871     395,665        368,641      430,879      334,343      477,575
  Oil (Company)                                      35,759      47,115         80,770       70,681      150,074      216,402
  Biomass/Refuse                                    190,218     281,260        307,451      338,376      435,050      459,954
  NEPOOL/Other Purchases                            958,363     937,431        767,306      702,818      674,738      557,953
--------------------------------------------------------------------------------------------------------------------------------
     Total Generated & Purchased                  1,912,827   1,937,165      1,829,179    1,856,383    1,945,103    2,010,106
       Less Line Losses and Company Use             136,908     135,561        131,764      122,370      125,265      143,048
--------------------------------------------------------------------------------------------------------------------------------
  Remainder - MWH sold                            1,775,919   1,801,604      1,697,415    1,734,013    1,819,838    1,867,058
================================================================================================================================
CLASSIFICATION OF SALES - MWH
  Residential                                       516,470     515,242        521,889      517,259      517,946      517,363
  Commercial                                        507,285     500,488        490,861      483,376      481,301      468,123
  Industrial                                        611,876     615,314        563,734      539,565      567,595      590,495
  Lighting                                            9,416       9,590          9,876       10,615       11,104       11,184
  Wholesale                                          11,705      10,311         10,462       10,880       16,930       21,790
--------------------------------------------------------------------------------------------------------------------------------
     Total MWH Billed to Customers                1,656,752   1,650,945      1,596,822    1,561,695    1,594,876    1,608,955
       Unbilled Sales - Net Increase (Decrease)       6,366       2,001        (11,832)       4,175        1,451          278
--------------------------------------------------------------------------------------------------------------------------------
     Total Delivered Sales (MWH)                  1,663,118   1,652,946      1,584,990    1,565,870    1,596,327    1,609,233
       (Less) Non-Firm Sales                        231,128     254,359        208,066      203,108      236,834      258,989
--------------------------------------------------------------------------------------------------------------------------------
            Total Firm Delivered Sales (MWH)      1,431,990   1,398,587      1,376,924    1,362,762    1,359,493    1,350,244
     Off-System Sales                               112,801     148,658        112,425      168,143      223,511      257,825
--------------------------------------------------------------------------------------------------------------------------------
  Total Energy Sales (MWH)                        1,775,919   1,801,604      1,697,415    1,734,013    1,819,838    1,867,058
================================================================================================================================

ELECTRIC OPERATING REVENUES AND EXPENSES (000'S)

OPERATING REVENUES
  Residential                                 $      64,008  $   64,244     $   66,429   $   58,510   $   53,090   $   47,560
  Commercial                                         53,410      53,599         53,806       46,859       41,820       36,580
  Industrial                                         37,040      39,508         39,340       34,047       35,059       31,467
  Lighting                                            2,010       1,915          1,933        1,755        1,621        1,489
  Wholesale                                             937         903            895          898        1,431        1,728
--------------------------------------------------------------------------------------------------------------------------------
     Total Revenue From Customers                 $ 157,405  $  160,169     $  162,403   $  142,069   $  133,021   $  118,824
       Unbilled Sales-Net Increase (Decrease)         1,450        (237)          (964)       2,642         (277)         (70)
--------------------------------------------------------------------------------------------------------------------------------
     Total Revenue                                $ 158,855  $  159,932     $  161,439   $  144,711   $  132,744   $  118,754
       (Less) Non-Firm Revenue                        8,450       8,876          8,331        8,040       11,959       11,344
--------------------------------------------------------------------------------------------------------------------------------
            Total Firm Revenue                    $ 150,405  $  151,056     $  153,108   $  136,671   $  120,785   $  107,410
     Off-System Revenue                              12,750      15,326         13,857       15,736       17,746       20,048
--------------------------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                     $ 171,605  $  175,258     $  175,296   $  160,447   $  150,490   $  138,802
================================================================================================================================

OPERATING EXPENSES
  Fuel Used in Generation                         $  90,339  $  102,670     $  101,465   $   93,687   $   83,904   $   78,571
  Purchased Power                                    13,793      13,716         13,478       13,387       11,607        8,232
  Operating and Maintenance Expense                  33,498      29,474         27,042       25,253       23,898       22,421
  Depreciation and Amortization                      10,333       6,447          6,789        6,615        7,004        7,103
  Taxes                                               8,803       8,866          9,499        6,856        7,735        7,356
--------------------------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                     $ 156,766  $  161,173     $  158,273   $  145,798   $  134,148   $  123,683
================================================================================================================================

SUMMARY OF OPERATIONS (000'S)

  Operating Revenue                               $ 174,098  $  177,972     $  176,789   $  162,243   $  151,673   $  140,679
  Operating Expenses                                156,766     161,173        158,273      145,798      134,148      123,683
  Other Income (including equity AFDC)                1,308      (2,657)*        1,690        2,367        1,738        1,830
  Interest Expense (net of borrowed AFDC)            11,183       8,805          9,952       10,614       10,894       10,049
--------------------------------------------------------------------------------------------------------------------------------
     Net Income (Loss)                            $   7,457  $    5,337 *   $   10,254   $    8,198   $    8,369   $    8,777
       Less Preferred Dividends                       1,652       1,646          1,613        1,613        1,613          284
--------------------------------------------------------------------------------------------------------------------------------
     Earnings on Common Stock                     $   5,805  $    3,691 *   $    8,641   $    6,585   $    6,756   $    8,493
================================================================================================================================


SELECTED FINANCIAL DATA
  Total Assets (000's)                            $ 381,250  $  373,521     $  288,867   $  279,483   $  269,735   $  234,334

ELECTRIC PLANT (000'S)
  Total Electric Plant                            $ 303,637  $  281,606     $  255,601   $  232,079   $  209,757   $  187,747
  Depreciation Reserve                               75,667      71,184         67,645       66,111       63,330       61,243
--------------------------------------------------------------------------------------------------------------------------------
     Net Electric Plant                           $ 227,970  $  210,422     $  187,956   $  165,968   $  146,427   $  126,504
================================================================================================================================

CAPITALIZATION (000'S)
  Short-Term Debt                                 $  27,000  $   36,000     $   15,000   $   28,500   $   23,000   $   17,500
  Long-Term Debt                                    116,367     119,126        100,685       81,515       89,565       66,615
  Redeemable Preferred Stock                         13,740      15,168         15,102       15,068       15,034       15,000
  Preferred Stock                                     4,734       4,734          4,734        4,734        4,734        4,734
  Common Equity                                     105,658      93,944         82,230       79,797       67,473       66,283
--------------------------------------------------------------------------------------------------------------------------------
     Total                                        $ 267,499  $  268,972     $  217,751   $  209,614   $  199,806   $  170,132
--------------------------------------------------------------------------------------------------------------------------------
CAPITAL STRUCTURE RATIOS (%)
  Short-Term Debt                                      10.1%       13.4%           6.9%        13.6%        11.5%        10.3%
  Long-Term Debt                                       43.5%       44.3%          46.2%        38.9%        44.8%        39.2%
  Preferred Stock                                       6.9%        7.4%           9.1%         9.4%         9.9%        11.6%
  Common Stock                                         39.5%       34.9%          37.8%        38.1%        33.8%        38.9%
--------------------------------------------------------------------------------------------------------------------------------
     Total                                            100.0%      100.0%         100.0%       100.0%       100.0%       100.0%
================================================================================================================================

MISCELLANEOUS STATISTICS
  Shares Outstanding (Average)                    6,947,746   5,862,411      5,393,306    4,947,232    4,450,684    4,450,684
  Shares Outstanding (Year End)                   7,185,143   6,225,394      5,420,955    5,370,684    4,450,684    4,450,684
  Number of Stockholders (Year End)                   7,705       7,511          7,325        7,116        6,839        7,399

  Earnings per Common Share                       $    0.84  $     0.63 *   $     1.60   $     1.33   $     1.52   $     1.91
  Dividends Declared per Common Share             $    1.32  $     1.32     $     1.32   $     1.29   $     1.25   $     1.18
  Book Value per Common Share                     $   14.71  $    15.09     $    15.17   $    14.86   $    15.16   $    14.89

  Return on Common Equity                              5.55%       3.99%*        10.60%        8.81%       10.11%       13.05%
  Ratio of AFDC to Common Stock Earnings                 45%        143%*           28%          29%          21%           9%
  Ratio of Earnings to Fixed Charges                   1.37        1.04 *         1.96         1.65         1.76         2.15

  Payout Ratio                                          157%        210%*         82.5 %       97.0 %       82.2 %       61.8 %
  Percentage of Construction Expenditures
    Funded Internally                                    82%         72%            70 %         37 %          8 %          - %
================================================================================================================================

RESIDENTIAL CUSTOMER DATA
  Average Number of Customers                        85,041      84,211         83,305       82,568       81,151       79,431
  Kilowatt-Hours per Customer                         6,073       6,118          6,265        6,265        6,382        6,513
  Revenue per Customer                            $  752.67  $   762.89     $   797.42   $   708.63   $   654.21   $   598.76
  Revenue per Kilowatt-Hour in cents                  12.39       12.47          12.73        11.31        10.25         9.19
================================================================================================================================

MISCELLANEOUS SYSTEM DATA
  Net System Capability at Time of Peak (MW) Firm    340.45      341.17         342.39       337.29       323.06       323.06
  System Peak Demand (MW) (Winter Peak)              275.84      267.42         253.27       264.17       251.62       264.32
  Reserve Margin at Time of Peak                       23.4%       27.6%          35.2%        27.7%        28.4%        18.2%
  System Load Factor                                   73.5%       76.4%          77.2%        73.0%        79.5%        75.7%
================================================================================================================================


  * Includes the reserve established on certain licensing activites in 1993 ($5.7 million after taxes or $.95 per common share)
         (See note 7).


Bangor Hydro-Electric Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RECENT DEVELOPMENTS FOR THE COMPANY AND IN THE ELECTIC UTILITY INDUSTRY AND POTENTIAL EFFECTS ON FUTURE SALES, EARNINGS AND DIVIDEND POLICY

Changes in the Industry and in Regulation

Historically, the electric utility industry has been viewed as relatively stable for common equity investors, providing a consistent level of dividends with moderate growth and presenting a comparatively low risk to equity investments. This stability developed because of public policies that treated electric utilities as natural monopolies, requiring regulation of rates and service and the protection of defined service territories. The industry has been substantially free of competition while its profits have been limited by traditional rate of return regulation.

In recent years, several factors have worked together to increase competitive pressures on electric utilities in the United States and particularly in Maine. Prices charged by electric utilities have increased rapidly to cover the costs of implementing various public policy mandates including the purchase of power from high cost non-utility power producers, the subsidization of energy conservation and demand-side management ("DSM") measures, financial assistance for low income customers, environmental mitigation and improvement measures, and various other requirements. In addition, public and regulatory policies implemented in Maine in the 1970's and 1980's overtly discouraged the growth of electric sales, thereby tending to increase unit costs. As a consequence of these factors, electric rates in Maine have, on average, increased faster than the electric rates in New England, exclusive of Maine. In the past, Maine's rates were substantially lower, on average, than elsewhere in New England, but with the rate of increase experienced recently, the average rate in Maine is now just below the New England average. The Company's average rates are slightly higher than the Maine statewide average, and are about equal to the New England average.

On an industry-wide scale, high embedded costs for many utilities have combined with certain fundamental changes in the regulation of the electric utility industry and in the economics of power generation to threaten the ability of many traditional utilities to retain existing customers and to attract new load. The Energy Policy Act of 1992 requires that the owner of transmission facilities must, under certain specified conditions, transmit power for third parties to "wholesale customers" meaning other retail distribution utilities that are purchasing power for resale in their utility business. This access to the transmission system allows existing municipal and other distribution utilities that have traditionally purchased power from neighboring utilities to purchase power in the competitive generation markets. It also provides an incentive for the existing retail customers of a utility to seek to lower their electric rates by forming a municipal utility or utility district solely to qualify for the transmission access. Although the 1992 Act does not require transmission access for retail customers, individual states may authorize such access. California and other states are currently exploring the terms under which retail transmission access might be allowed.

In addition to relaxed access to transmission services, technological improvements and increasing competition in the generation of electricity have in recent years lowered the cost of generation. The cost of new generation facilities today is significantly lower than the cost of facilities built only a few years ago that are now embedded in the existing cost structure of electric utilities. In addition, the cost for a large retail customer to install its own generation facilities at the point of consumption has dropped to a level that can be competitive with the prices charged by electric utilities.

Finally, competition for the business of individual consumers and retail customers has increased as the price of electricity has risen and the availability of alternative methods of providing the services desired by customers has increased. This has lead to discussions of the concept of utilities having "core" and "non-core" customers, with the former being thought to have no real alternative to electricity for the particular service they need, and the latter considered as being "at risk" of loss depending on price.

Although these are industry-wide trends, their effect on individual utilities varies depending on the facts in each situation. In Maine, these competitive factors are relatively challenging for Maine's utilities and for the Company, given the high cost and restrictive usage factors described above.

In order to meet these competitive pressures and achieve profitability over the long term, the Company believes that it must control its costs and increase sales in order to minimize the rates it charges for electricity, and achieve greater revenue through increased sales. Although under traditional, "cost-plus", rate-of-return regulation the Company could reasonably expect to be allowed by the Maine Public Utilities Commission ("MPUC") to increase its retail rates in an effort to enhance its profitability, the Company believes that this approach, taken by itself, would risk further erosion in sales. While it is difficult to forecast the precise relationship among rates, energy sales and total revenues over the short term, the Company believes that significant rate increases at this time would have a negative long-term impact on the Company's competitive position and its long-term financial success. Accordingly, although the Company has not ruled out seeking modest rate relief from the MPUC in the future, it does not believe that the present challenge of relatively low earnings can be solved solely by rate increases.

Despite the challenges of meeting increasing competition, the Company believes that it can succeed in the long run because it has the experience and breadth of knowledge to meet the needs of its customers in the part of Maine it serves and because the marginal cost of providing electric service is relatively low. The Company expects that, if public and regulatory policies were adjusted to permit the active pursuit of greater sales, the price that could be charged in a competitive environment, while lower than many of the Company's current rates, would recover more than the marginal cost of providing the service. The Company believes that, at such lower prices, there is substantial potential for increased business. Moreover, the Company believes that a strategy of greater electrification would produce desirable environmental quality improvement, and the realization of this beneficial impact will tend to enhance the favorable outlook for increased sales. To the extent the Company is successful in expanding its market share with competitive rates, the increased revenue in excess of marginal cost will enhance earnings and offset the need for other rate increases.

Under traditional regulatory policies, the Company has had only limited authority to adjust its prices to meet the competition. Competitive price initiatives have been evaluated and approved by the MPUC on a case-by-case basis. For example, for several years the Company has been allowed to sell interruptible energy to two major customers at significantly reduced rates, thereby retaining load that otherwise would have been lost and providing an incentive to add new load.

More recently, the Company has been negotiating on an individual basis with customers that have demonstrated that, without rate relief, they will curtail their purchases from the Company. In early 1994, the MPUC authorized the Company to enter into a five-year contract (terminable by the customer with two years' notice) for the supply of power to one of the Company's largest firm industrial customers at reduced rates. The Company also has on file with the MPUC an approved tariff that establishes procedures on a limited basis for the negotiation and implementation of individual rate discounts necessary to retain or attract load. Several smaller rate contracts have been approved pursuant to that procedure. The impact of these efforts to date has been that sales have been retained that could have otherwise been lost and, to some extent, sales have increased to some customers. However, to date the sales increases resulting from these pricing strategies have not offset the revenue reduction that results from the lower prices. Moreover, the operation of the fuel cost adjustment mechanism and the mandated accounting for fuel expense and revenue has caused the benefits from these strategies to be more weighted in favor of the Company's customers than its shareholders.

Therefore, even though the Company has had some success in retaining customers with the limited pricing flexibility that had been afforded by the MPUC, the Company believed that more flexibility was necessary in order to more effectively meet the demands of competition in a timely manner. Procedural obstacles and the lack of clear standards for evaluating proposed rate reductions have hindered the Company's ability to react quickly and flexibly to competitive threats. Because of this need for greater flexibility, the Company proposed to the MPUC a new Alternative Marketing Plan (or "AMP") in July of 1994. The AMP proposal included a plan for allowing increased flexibility to offer reduced prices and develop related marketing programs, a commitment to attempt to cap electric rates at current levels for an extended period, the elimination of fuel cost accounting and the fuel adjustment clause, the elimination of seasonal rate differentials and an understanding about the method of amortizing the cost of any future buyout of high-cost purchased power contracts.

On February 14, 1995, the MPUC issued an order approving many aspects of the Company's AMP proposal. The plan, as approved, while imposing greater restrictions on pricing flexibility than the Company would have preferred, should permit greater opportunities for the Company to meet the challenges of competition over the long term. Specifically, the MPUC established the following guidelines for the reduction of rates with limited regulatory oversight:

1. For existing customer classes, the Company may offer reduced rates with a price floor at the Company's long-term marginal cost plus 10% as long as the rate structure of the class is maintained within specified limits. Rates that meet the criteria will take effect automatically after a 30-day notice period. If a proposed reduction does not meet the criteria, the MPUC may suspend its effectiveness but will make a decision within four months of the initial filing date.

2. The Company may develop rates for new targeted customer classes with a price floor that depends upon whether the new load is "temporary" (not expected to continue for an extended period and sensitive to rate changes that occur after the initial discount) or "permanent" (expected to continue indefinitely regardless of later rate adjustments). For temporary load, the floor is short-term marginal cost plus 1.5 cents/KWH or, under certain circumstances, short-term marginal cost plus 10%. For permanent load, the floor is long-term marginal cost plus 10%. Rates that meet the criteria will take effect automatically after a 30-day notice period.

3. The Company may negotiate special rate contracts with individual customers, the criteria for which depend upon the length of the contract and whether the load is temporary or permanent.

a. For short-term contracts (up to three years) to supply temporary load, the floor is short-term marginal cost plus 1.5 cents/KWH. For short-term contracts to supply permanent load, the floor is long-term marginal cost plus 10%. Short-term contracts that meet all criteria will take effect automatically after a 30-day notice period.

b. For contracts with terms of three to five years, the floor is long-term marginal cost plus 10%. For contracts with terms of five to ten years, the floor is long-term marginal cost plus 25%. Contracts that meet all criteria will take effect automatically after a 30-day notice period.

c. Contracts with terms over ten years may not be approved automatically, but the MPUC will review any such proposal within four months of filing.

4. Any rate reduction that results in permanent load will also be subjected to certain cost tests, the results of which must be presented by the Company at the time of filing. If the proposal fails any of the tests, the Commission may suspend its effectiveness and the MPUC will review it within four months of filing.

5. The Company may eliminate seasonal rate differentials (requiring higher charges during winter months than during the remainder of the year) for certain classes of customers.

6. The total amount of price reductions (the "revenue delta") offered by the Company under the AMP will be capped at 10% of the Company's revenues. If the revenue delta approaches the cap, the Company would have to request authority from the MPUC to offer further discounts.

As proposed by the Company in its AMP proposal, effective January 1, 1995 the MPUC also ordered the elimination of the Fuel Cost Adjustment ("FCA"), a rate mechanism under which the Company has historically been permitted to adjust retroactively for changes in the cost of fuel for generation and in certain purchased power costs. The Company proposed the change because, under traditional regulation, the operation of the FCA has imposed the burden of rate discounting on utility shareholders while the benefits have been enjoyed by other utility customers. The Company believed, therefore, that a business strategy dependent on pricing flexibility would be effective only if the FCA were eliminated. However, the FCA has allowed the Company to respond quickly to changes in fuel and purchased power costs (both increases and decreases) and has reduced the volatility of earnings. Its elimination may result in increased or decreased earnings solely from changes in costs over which the Company has limited control.

As of January 1, 1995, the Company's collections under the FCA had exceeded its costs by approximately $3.03 million. With the elimination of the FCA, the MPUC recognized that there would no longer be a mechanism for the return of that sum to customers. The MPUC allowed the Company to retain that overcollection and ordered that the amount be amortized over a period of three years. That retention and amortization will have a short-term positive impact on the Company's earnings.

Also as requested by the Company, the MPUC established the recovery and accounting procedures to be followed in the event the Company negotiates a buyout of one or more of its contracts for the purchase of power from high-cost non-utility independent power producers. In the event of a buyout, the Company may amortize for accounting purposes the costs over the shorter of the remaining contract life, not considering extension options, or ten years. With the elimination of the FCA, reduced fuel cost benefits of any buyout will inure to the benefit of the Company and may be used to recover the amortization of the buyout cost. The Company believes that the fuel and energy cost savings achieved by such a buyout, previously subject to the FCA, would exceed any costs of such a buyout, including carrying costs on the unamortized balance.

Finally, the MPUC acknowledged with approval the Company's commitment to attempt to cap existing electric rates at current levels for an extended period and expressed a desire to formalize the details of such a commitment by the end of the summer of 1995.


Buyback of Purchased Power Contracts

The Company has reached an agreement in principle to buy back two contracts for the purchase of power from operators of biomass-fueled generating plants located in West Enfield and Jonesboro, Maine. Both power vendors are high-cost non-utility independent power producers with whom the Company was required to contract in the 1980's. The power contracts, identical in their terms and conditions, provide for the purchase of the entire generation output of each of the facilities. Each plant has a rated capacity of 24.5 megawatts. Power purchases began in 1986 and are scheduled under the contracts to continue for a period of approximately 30 years from the date of the initial purchases.

The power contracts provide for the purchase of power at prices consisting of the sum of a fixed component and a variable component. The Company has the option of requesting that the plants curtail or interrupt production, in which event payment is limited to the fixed component to the extent of curtailment or interruption. Because of the availability of less expensive power from other sources at prices less than the variable component of the contract rates, the Company has not taken delivery of significant amounts of electricity under these contracts in recent years and has limited its payments to the fixed component.

The buyback agreement calls for a cash payment by the Company of $83 million ($41.5 million per plant) and for the Company to assume responsibility for the remaining debt on the plants in a manner that relieves the owners of any further obligations on such debt. The balance of the outstanding debt is expected to be about $79 million in total at the time of the closing. If the lenders are unwilling to permit the assumption by the Company of such debt on terms acceptable to the Company and the owners, the Company would be required to increase the cash portion of the buyback by an amount sufficient to discharge the owners' debt in order for the buyback to be accomplished. In addition, the Company will be responsible for costs of preparing for a closing of the transaction and may incur significant costs in obtaining the necessary financing. The Company will be obliged to pay some portion of such costs whether or not a closing occurs.

Financing this transaction will be a significant challenge for the Company in view of the Company's relatively small size and its existing capital structure. The Company expects the financing to be accomplished through a combination of bank borrowings, the possibility of the assumption of the owners' debt, and the issuance of other debt securities. Such a financing would increase the Company's leverage substantially and could temporarily reduce the Company's ability to obtain external financing for other purposes, although the Company does not believe its external financing needs will be significant in the next several years.

The buyback agreement is contingent upon a number of conditions including negotiation of definitive documentation, the ability of the Company to obtain satisfactory financing arrangements, the securing of necessary governmental approvals (including approvals from the MPUC and the Federal Energy Regulatory Commission) and a satisfactory agreement between the Company and another utility to which the Company is currently reselling a portion of the electrical output from the plants. The anticipated closing date is June 1, 1995. After the closing, the Company will have no further obligation to purchase power from the plants and will not acquire any ownership interest in them.

Implications for Dividend Policy

As indicated in prior reports, the Company has recognized that the infusion of increased competition into the electric utility industry and the decreased reliance on traditional, rate-of-return regulation will likely cause changes in policies with respect to the payment of common stock dividends. The continuity of dividend payments that has been enjoyed in the past may be less certain, and dividend payment decisions are more likely to depend to a greater degree upon current profitability and the shorter-term prospects for growth in earnings.

During 1994, the Company maintained its common dividend payment even though it became apparent early on that the payout ratio would be high. This action was consistent with the Company's view that, to the extent possible, electric utilities in the transition to a more competitive business environment should attempt to maintain dividend levels and utilize future earnings growth to evolve to more conservative payout ratios. While the Company continues to believe that to be an appropriate policy, it also believes that factors have combined that could likely result in a reduction of the Company's common dividend in 1995.

As discussed above, the MPUC's decision to allow the Company more pricing flexibility acknowledged the Company's commitment to attempt to avoid general rate increases. The MPUC's support for the Company's efforts adds to the Company's resolve to avoid such rate increases for the near-term future. Taking this factor in conjunction with generally lower-than-expected growth in sales and revenues in 1994 and so far in 1995 and the fact that it will take some time for the newly-granted pricing flexibility to have an impact, the Company does not believe that its current prospects for earnings can support a common dividend at the same level as that paid in 1994.

Moreover, the financing of the contract buyback transaction discussed above may independently affect the Company's ability to maintain common dividends at the level paid in 1994. Although the Company believes the buyback transaction is in the best interests of the Company and its shareholders, and should enhance the Company's prospects for improved earnings sooner than if the transaction did not occur, the incurrence of the levels of additional debt necessary in order to accomplish the transaction could result in the imposition of conditions or covenants in the associated debt instruments that will be likely to restrict the Company's ability to pay common dividends at current levels while such debt is outstanding.

The Board of Directors has made no determination as to the timing or amount of any adjustment of the Company's common dividends.


CAPITAL REQUIREMENTS, CAPITAL RESOURCES AND LIQUIDITY

In order to meet future operational and service requirements, the Company has continuing needs for additional capital improvements. Over the last three years, capital expenditures have been $21.5 million in 1994, $33.6 million in 1993 and $24.3 million in 1992 (including overhead costs allocated to the capital program and an Allowance for Funds used During Construction ("AFDC") to recognize the costs of financing the program). In 1994, $2.0 million of the capital expenditures was related to the Company's power production facilities, $8.4 million was for its distribution system, and $6.4 million was for its transmission system with the remainder related to other general property and equipment, the cost of developing new information systems and costs associated with the licensing of new and the relicensing of existing hydroelectric projects. The 1992 and 1994 levels of capital expenditures are representative of the levels normally required to maintain the electrical system and meet other needs of the Company's customers. The 1993 expenditures included about $11.4 million for two major rehabilitation projects for the Company's hydroelectric system. The Company expects its capital expenditures to total about $55 million over the next three years, although it may be necessary to adjust the budget for capital expenditures on a year-to-year basis in view of the impact of the challenges described above upon the Company's ability to obtain financing.

In addition to requiring funds for capital improvements, the Company has from time to time required funds to finance "regulatory assets". Accounting rules applicable to regulated utilities allow the establishment of regulatory assets for costs accumulated for certain items other than the usual and customary capital assets, and allow the deferral of the income statement impact of those costs if they are expected to be recovered in future rates. As of December 31, 1994, the Company has regulatory assets of approximately $97.4 million. The Company believes that the cost of the proposed power contract buyback described above will also be recorded as a regulatory asset if the buyback transaction is consummated. The effects of competition could ultimately cause the operations of the Company, or a portion thereof, to cease meeting the criteria for application of the accounting rules for regulatory assets. If this were to occur, accounting standards of enterprises in general would apply and unamortized balances of regulatory assets would be charged to operations in the year in which those criteria were no longer applicable.

In addition to funds generated internally, the Company has met its capital needs through a combination of equity and debt securities and short-term credit facilities. In 1994 the Company raised approximately $14.1 million with the issuance and sale of 867,500 shares of common stock and approximately $1.3 million through the issue of 92,249 shares under the Dividend Reinvestment Plan. Also during 1994 the Company made $2.6 million in required and optional sinking fund payments on its 12.25% first mortgage bonds. External capital in 1993 and 1992 were provided by the issuance of 745,000 shares of common stock with proceeds of $14.8 million, the issuance of 109,710 common shares raising approximately $2.2 million under the Dividend Reinvestment Plan, and the issuance of three series of first mortgage bonds: a $15 million, 7.3% series maturing in 2003, a $20 million, 7.38% series maturing in 2002 and a $20 million, 8.98% series maturing in 2022. The bonds contain no provisions for sinking fund payments.

The Company's bank borrowings, which are provided through a $25 million revolving credit facility as well as $30 million in lines of credit, are discussed in more detail in Note 5 to the Financial Statements. These short-term credit arrangements are being used in part as interim financing for the Company's long-term capital needs. Effective May 26, 1994 the Company renegotiated its revolving credit agreement with the participating banks for a period of one year, with an option to renew for one additional year. The Company is presently engaged in discussions with its short-term lenders in connection with renewing the Company's short-term borrowing facilities and accommodating the proposed financing of the power contract buyback described earlier.

In 1995 the Company has $1.5 million in sinking fund payment requirements related to its 8.76% mandatory redeemable preferred stock. The Company's first mortgage bond indenture limits the issuance of first mortgage bonds to 75% of bondable property and requires earnings coverage of at least two-times pro forma annual first mortgage bond interest charges at the time the bonds are issued. Under these tests, at December 31, 1994, the Company could have issued approximately $53 million of additional first mortgage bonds at an assumed interest rate of 10%. The Company has $10.9 million of first mortgage bond sinking fund requirements and maturities in the period 1995-1999. The issuance of authorized but unissued common and preferred stock is not subject to any issuance tests contained in any of the Company's governing documents or agreements.


RESULTS OF OPERATIONS

Earnings per common share were $.84, $.63 and $1.60, and the earned return on average common equity was 5.5%, 4.0% and 10.6% for the years ended 1994, 1993 and 1992, respectively. In both 1994 and 1993, reported earnings reflected significant one-time charges. The Company charged approximately $2.8 million ($.24 per common share after taxes) to operations in the first quarter of 1994 as the cost of an early retirement program that is now providing savings in the form of reduced labor costs. In 1993 the Company established a reserve for the full amount of licensing costs spent through 1993 on the Basin Mills and Veazie hydroelectric projects. This reserve, which amounted to $8.7 million ($5.6 million after taxes), resulted in a $.95 reduction in earnings per common share after taxes for the year ended December 31, 1993.

The Company's total revenues and consequently its earnings are influenced to a large extent by the regulation of retail rates by the MPUC. Under Maine law, the Company has historically collected revenue from its customers separately through "base rates" and through a "fuel cost adjustment" (the "FCA" see the discussion above of the Company's Alternative Marketing Plan approved by the MPUC). Base rates are established from time to time in order to permit the Company an opportunity to recover its costs of providing electric service that are not included in the FCA, and to recover the investment, and earn a reasonable return thereon, in plant and equipment to provide that service. The FCA has also included the cost of the contracts with the non-utility independent power producers. The FCA was a positive or negative adjustment that was reconciled after the fact to reflect changes in the cost of fuel for generation and certain costs of purchased power. With the AMP order issued by the MPUC on February 14, 1995, the FCA was eliminated effective January 1, 1995.

On February 17, 1994, the MPUC issued an order allowing the Company, effective March 1, 1994, to increase its base rates by $11.1 million. This represented a 15.9% increase in base rates and an increase in average overall rates of 7.9%. More than half of the rate increase was designed to allow recovery of the costs associated with the buyout of the Beaver Wood purchased power contract, and it was offset to a large extent by a reduction in the fuel cost adjustment attributable directly to the buyout. The MPUC order provided an authorized return on common equity of 10.6%. However, the Company failed to earn that authorized return in 1994 primarily because the MPUC order was based upon an overly optimistic projection of energy sales, because the Company made certain pricing concessions to its customers as discussed above, and because of the one-time charge to reflect the cost of the early retirement program.

In conjunction with the FCA, the Company's regulators authorized the Company to use a deferred fuel accounting methodology under which fuel revenue essentially matched fuel expense. With the elimination of the FCA effective January 1, 1995, deferred fuel accounting has been eliminated and the Company has maintained its rates at existing levels. This change will require the Company to record, as expense, actual fuel costs incurred. The deferred fuel balance at December 31, 1994 appears on the balance sheet as a liability of $3.03 million. Based on the order from the MPUC, that liability will be amortized over a three-year period beginning January 1, 1995 as a reduction in fuel expense and will be a benefit to earnings.

The Company has experienced steadily increasing purchased power expenses from 1992 through 1994, due primarily to greater capacity and transmission costs associated with the Maine Yankee nuclear plant.

Other major increases in 1994 expenses included a $1.4 million increase in medical costs (including the full amount of expense for postretirement benefits in accordance with Financial Accounting Standards Board Statement No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" which was implemented on January 1, 1993 and included in rates beginning March 1, 1994) and $745,000 in amortization of certain deferred costs for which recovery was allowed in the most recent base rate order.

In 1993, O&M labor costs increased by $1.1 million over 1992 primarily because of an average wage increase of 3.5% effective January 1, 1993 and a higher allocation of labor costs to O&M activities than in 1992. Non-labor expense increased by $1.3 million, with major contributing factors including higher pension expenses, increased tree trimming activities, and accounting, legal and consulting expenses.

The Company's expenses over the period 1992-1994 have been significantly affected by amortizations authorized by the MPUC and charged annually against earnings. The MPUC has specifically authorized the inclusion of these expenses in the Company's base rates. Although there are a number of such authorized amortizations, the major ones are the allowable recovery of the Company's loss from its investment in the Seabrook nuclear power units (which it sold in 1986) and the costs associated with the 1993 termination of a purchased power contract with the Beaver Wood plant in Chester, Maine. The seven-year amortization of the Company's recoverable loss from its investment in the Seabrook Unit No. 2 nuclear plant was completed in 1992 and no longer affects income. In 1992 that amortization amounted to $968,000. The Company's recoverable loss from its investment in Seabrook Unit 1 is being amortized at a rate of $1.7 million per year beginning in 1986 for a period of 30 years. Effective March 1, 1994, as authorized in the base rate order from the MPUC, the Company began amortizing the deferred costs associated with the Beaver Wood contract termination at a rate of $3.9 million annually over a nine-year period.

AFDC decreased in 1994 relative to 1993 primarily because the Company ceased accruing carrying costs associated with the Beaver Wood purchased power contract termination when recovery was authorized by the MPUC on March 1, 1994, ceased accruing AFDC on costs related to the Basin Mills project, and experienced lower levels of construction activity. The 1993 AFDC was higher than 1992 principally because of the accruals for the Beaver Wood termination.


CONTINGENCIES

The Company has received notice from the Maine Department of Environmental Protection that it is investigating the cleanup of several sites in Maine that were used in the past for the disposal of hazardous substances and that the Company, as a generator of some of the hazardous substances that were disposed of on those sites, may be liable for certain cleanup costs. With respect to at least one of those sites, the Company is aware that the United States Environmental Protection Agency is considering designation under the Comprehensive Environmental Response, Compensation, and Liability Act in order to pursue potentially responsible parties. The Company was only one of a number of waste generators at each of the sites under investigation, and it is too early in the process to speculate on the extent of the Company's potential liability.


NEW ACCOUNTING STANDARDS

Effective January 1, 1994 the Company adopted Financial Accounting Standards Board Statement No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"). The effect of FAS 112 on the Company's results of operations and financial position was not material.


ITEM 8
FINANCIAL STATEMENTS & SUPPLEMENTARY DATA


                                    BANGOR HYDRO-ELECTRIC COMPANY
                                 CONSOLIDATED STATEMENTS OF INCOME
                                 For the Years Ended December 31,

                                                                       1994            1993           1992
ELECTRIC OPERATING REVENUE (Note 1):
  Base rate revenue                                              $  83,785,022    $ 75,008,082  $  74,009,543
  Fuel charge revenue                                               90,312,838     102,963,688    102,779,462
                                                                ----------------------------------------------
                                                                 $  174,097,860   $177,971,770  $ 176,789,005
                                                                ----------------------------------------------
OPERATING EXPENSES:
  Fuel for generation (Note 1)                                   $  90,339,056    $102,670,217  $ 101,465,555
  Purchased power capacity (Notes 1 and 7)                          13,793,383      13,716,436     13,477,717
  Other operation and maintenance (Notes 1, 6 and 10)               33,497,912      29,474,327     27,041,625
  Depreciation and amortization (Note 1)                             5,395,045       4,747,491      4,122,446
  Amortization of Seabrook Nuclear Project (Note 8)                  1,699,050       1,699,050      2,667,086
  Amortization of contract buyout (Note 7)                           3,238,630               -              -
  Taxes -
    Local property and other                                         5,189,324       4,102,097      3,897,290
    Income (Note 2)                                                  3,613,598       4,762,945      5,601,772
                                                                ----------------------------------------------
                                                                 $ 156,765,998    $161,172,563  $ 158,273,491
                                                                ----------------------------------------------
OPERATING INCOME                                                 $  17,331,862    $ 16,799,207  $  18,515,514

OTHER INCOME AND (DEDUCTIONS):
  Provision for Basin Mills (Note 7)                                         -      (8,695,539)             -
  Income tax benefits related to
    provision for Basin Mills (Note 7)                                       -       3,137,895              -
  Allowance for equity funds used during
    construction (Note 1)                                            1,256,307       2,464,934      1,294,958
  Other, net of applicable income taxes (Notes 1 and 2)                 51,850         435,316        396,329
                                                                ----------------------------------------------
INCOME BEFORE INTEREST EXPENSE                                   $  18,640,019    $ 14,141,813  $  20,206,801
                                                                ----------------------------------------------
INTEREST EXPENSE:
  Long-term debt (Note 4)                                           10,767,934    $ 10,438,828  $   9,617,574
  Other (Note 5)                                                     1,754,391       1,164,795      1,418,618
  Allowance for borrowed funds used during
    construction (Note 1)                                           (1,339,379)     (2,798,241)    (1,084,173)
                                                                ----------------------------------------------
                                                                 $  11,182,946    $  8,805,382  $   9,952,019
                                                                ----------------------------------------------
NET INCOME                                                       $   7,457,073    $  5,336,431  $  10,254,782

DIVIDENDS ON PREFERRED STOCK (Note 3)                                1,652,432       1,645,663      1,613,415
                                                                ----------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK                              $   5,804,641    $  3,690,768  $   8,641,367
                                                                ==============================================
EARNINGS PER COMMON SHARE, based on the weighted
  average number of shares outstanding of
  6,947,746 in 1994, 5,862,411 in 1993 and
  5,393,306 in 1992                                              $        0.84    $       0.63  $        1.60
                                                                ==============================================
DIVIDENDS DECLARED PER COMMON SHARE                              $        1.32    $       1.32  $        1.32
                                                                ==============================================

The accompanying notes are an integral part of these consolidated financial statements.



                               BANGOR HYDRO-ELECTRIC COMPANY
                                CONSOLIDATED BALANCE SHEETS
                                       December 31,

                                                                    1994             1993
                                         ASSETS
INVESTMENT IN UTILITY PLANT:
  Electric plant in service, at original
    cost (Note 7)                                            $    274,829,540 $    250,122,521
  Less - Accumulated depreciation and
    amortization (Notes 1 and 7)                                   75,666,792       71,183,586
                                                             ----------------------------------
                                                             $    199,162,748 $    178,938,935

  Construction in progress (Note 1)                                23,928,702       26,601,995
                                                             ----------------------------------
                                                             $    223,091,450 $    205,540,930
  Investments in corporate joint ventures (Notes 1 and 7) -
    Maine Yankee Atomic Power Company                        $      4,753,548 $      4,755,848
    Maine Electric Power Company, Inc.                                124,900          124,900
                                                             ----------------------------------
                                                             $    227,969,898 $    210,421,678
                                                             ----------------------------------
OTHER INVESTMENTS, principally at cost                       $      3,481,703 $      4,474,167
                                                             ----------------------------------
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                         $      1,956,159 $      2,387,156
  Accounts receivable, net of reserve ($730,000 in 1994
     and $1,450,000 in 1993)                                       19,129,910       18,763,183
  Unbilled revenue receivable (Note 1)                              8,611,479        7,161,747
  Inventories, at average cost:
    Materials and supplies                                          2,992,496        3,220,482
    Fuel oil                                                          435,001          635,072
  Prepaid expenses                                                  1,680,753        1,573,707
  Deferred fuel and interest costs (Note 1)                           -              2,568,539
  Deferred purchased power costs                                      235,544        1,795,544
  Current deferred income taxes (Note 2)                            1,094,355          -
                                                             ----------------------------------
    Total current assets                                     $     36,135,697 $     38,105,430
                                                             ----------------------------------
DEFERRED CHARGES:
  Investment in Seabrook Nuclear Project, net of
    accumulated amortization of $23,376,996 in 1994
    and $21,677,946 in 1993 (Notes 8 and 13)                 $     35,465,079 $     37,164,129
  Costs to terminate purchased power contract (Notes 7 and 13)     36,738,549       40,301,603
  Deferred regulatory asset (Notes 2,6 and 13)                     33,536,787       33,068,241

  Prepaid pension costs (Note 6)                                    2,082,047        2,398,498
  Demand-side management costs (Note 13)                            2,684,107        3,691,248
  Other (Note 13)                                                   3,156,178        3,896,178
                                                             ----------------------------------
    Total deferred charges                                   $    113,662,747 $    120,519,897
                                                             ----------------------------------
      Total Assets                                           $    381,250,045 $    373,521,172
                                                             ==================================

The accompanying notes are an integral part of these consolidated financial statements.



                                             BANGOR HYDRO-ELECTRIC COMPANY
                                               CONSOLIDATED BALANCE SHEET


                                          December 31,

                                                                           1994           1993

                            STOCKHOLDERS' INVESTMENT AND LIABILITIES

CAPITALIZATION (see accompanying statement):
  Common stock investment (Note 3)                                    $105,657,684   $ 93,944,148
  Preferred stock (Note 3)                                               4,734,000      4,734,000
  Preferred stock subject to mandatory redemption, exclusive of a
       sinking fund requirement in 1994. (Notes 3 and 11)               13,740,491     15,167,629
  Long-term debt, exclusive of sinking fund requirements (Notes 4
    and 11)                                                            116,367,155    119,125,856
                                                                    ------------------------------
      Total capitalization                                            $240,499,330   $232,971,633
                                                                    ------------------------------
CURRENT LIABILITIES:
  Notes payable - banks (Note 5)                                      $ 27,000,000   $ 36,000,000
                                                                    ------------------------------
  Other current liabilities -
    Sinking fund requirements on preferred stock and long term debt
     (Notes 4 and 11)                                                 $  2,961,253   $  1,297,448
    Accounts payable                                                    14,668,512     15,960,900
    Dividends payable                                                    2,766,026      2,449,309
    Accrued interest                                                     3,650,195      3,705,527
    Deferred fuel and interest costs (Notes 1 and 13)                    3,025,194              -
    Customers' deposits                                                    287,699        498,332
    Current income taxes payable                                           965,614              -
                                                                    ------------------------------
      Total other current liabilities                                 $ 28,324,493   $ 23,911,516
                                                                    ------------------------------
        Total current liabilities                                     $ 55,324,493   $ 59,911,516
                                                                    ------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)


DEFERRED CREDITS AND RESERVES (Note 2):
  Deferred income taxes - Seabrook                                    $ 18,434,070   $ 19,176,232
  Other accumulated deferred income taxes                               50,083,738     47,000,779
  Deferred regulatory liability (Note 13)                                9,221,892      9,347,049
  Unamortized investment tax credits                                     2,415,245      2,271,550
  Other (Note 6)                                                         5,271,277      2,842,413
                                                                    ------------------------------
    Total deferred credits and reserves                               $ 85,426,222   $ 80,638,023
                                                                    ------------------------------
      Total Stockholders' Investment and Liabilities                  $381,250,045   $373,521,172
                                                                    ==============================


The accompanying notes are an integral part of these consolidated financial statements.


                                      BANGOR HYDRO-ELECTRIC COMPANY
                                 CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                December 31,                   1994           1993
COMMON STOCK INVESTMENT (Note 3):
  Common stock, par value $5 per share -
    Authorized - 10,000,000 shares in 1994 and 7,500,000 shares in 1993
    Outstanding - 7,185,143 shares in 1994 and 6,225,394 shares in 1993  $   35,925,715 $   31,126,970
  Amounts paid in excess of par value                                        55,974,218     45,430,734
  Retained earnings (Note 1)                                                 13,757,751     17,386,444
                                                                         ------------------------------
    Total Common Stock                                                   $  105,657,684 $   93,944,148
                                                                         ------------------------------
PREFERRED STOCK, non-participating, cumulative, par value
  $100 per share, authorized 600,000 shares in 1994 and
       400,000 shares in 1993 (Note 3):
    Not redeemable or redeemable solely at the option of the issuer -
      7%, Noncallable, 25,000 shares authorized and outstanding          $    2,500,000 $    2,500,000
      4 1/4% Callable at $100, 4,840 shares authorized and outstanding          484,000        484,000
      4%, Series A, Callable at $110, 17,500 shares authorized and
        outstanding                                                           1,750,000      1,750,000
                                                                         ------------------------------
                                                                         $    4,734,000 $    4,734,000
    Subject to mandatory redemption requirements -                       ------------------------------
      8.76%, Callable at 105.63% if called on or prior to
        December 27, 1995, 150,000 shares authorized and
        outstanding (Note 11)                                            $   15,240,491 $   15,167,629

    Less - Sinking fund requirements                                          1,500,000             -
                                                                         ------------------------------
                                                                         $   13,740,491 $   15,167,629
                                                                         ------------------------------
LONG-TERM DEBT:
  First Mortgage Bonds (Notes 4 and 11) -
    6.75% Series due 1998                                                $    2,500,000 $    2,500,000
   10.25% Series due 2019                                                    15,000,000     15,000,000
   10.25% Series due 2020                                                    30,000,000     30,000,000
    8.98% Series due 2022                                                    20,000,000     20,000,000
    7.38% Series due 2002                                                    20,000,000     20,000,000
    7.30% Series due 2003                                                    15,000,000     15,000,000
   12.25% Series due 2001                                                    11,128,408     13,723,304
                                                                         ------------------------------
                                                                         $  113,628,408 $  116,223,304

    Less - Sinking fund requirements                                          1,461,253      1,297,448
                                                                         ------------------------------
                                                                         $  112,167,155 $  114,925,856

  Variable rate demand pollution control revenue bonds
    Series 1983 due 2009                                                      4,200,000      4,200,000
                                                                         ------------------------------
    Total long-term debt                                                 $  116,367,155 $  119,125,856
                                                                         ------------------------------
    Total Capitalization                                                 $  240,499,330 $  232,971,633
                                                                         ==============================


The accompanying notes are an integral part of these consolidated financial statements.


                                       BANGOR HYDRO-ELECTRIC COMPANY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED DECEMBER 31,

                                                                        1994          1993          1992
                                                                        ----          ----          ----

CASH FLOWS FROM OPERATIONS:
  Net Income                                                     $   7,457,073 $   5,336,431 $  10,254,782

    Adjustments to reconcile net income to net cash provided by (used in) operations:

        Depreciation and amortization (Note 1)                       5,395,045     4,747,491     4,122,446
        Amortization of Seabrook Nuclear Project (Note 8)            1,699,050     1,699,050     2,667,086
        Amortization of costs to terminate purchased
           power contract                                            3,238,630             -             -
        Allowance for equity funds used during
            construction (Note 1)                                   (1,256,307)   (2,464,934)   (1,294,958)
        Deferred income tax provision (Note 2)                       2,662,598     2,673,409    (3,003,698)
        Deferred income taxes on Seabrook Nuclear Project  (Note 2)   (411,747)     (414,647)     (792,396)
        Deferred investment tax credits (Note 2)                       143,695      (178,176)      672,798
        Provision for Basin Mills Project (Note 7)                           -     8,695,539             -

      Changes in assets and liabilities:
        Deferred fuel, purchased power and interest
          costs (Note 1)                                             7,153,733     9,039,409    10,826,632
        Receivables, net and unbilled revenue                       (1,816,459)    3,023,611    (3,166,120)
        Early retirement plan costs                                  2,738,376             -             -
        Accounts payable                                            (1,292,388)   (1,081,505)    2,518,005
        Accrued interest                                               (55,332)    1,109,433       241,976
        Current and deferred income taxes                             (517,084)    2,566,443     5,214,381
        Accrued postretirement benefit costs                           591,123             -             -
        Other current assets and current liabilities, net               36,945       139,055      (212,929)
        Other, net                                                   2,494,572    (1,513,238)   (2,441,478)
                                                                 ------------------------------------------
  Net Cash Provided By Operations                                $  28,261,523 $  33,377,371 $  25,606,527
                                                                 ------------------------------------------

CASH FLOWS FROM INVESTING:


  Construction expenditures                                      $ (21,482,132)$ (33,611,031)$ (24,270,884)
  Cost to terminate purchased power contract (Notes 7 and 12)                -   (23,711,733)            -
  Payment received related to terminated purchased power contract    1,000,000             -             -
  Allowance for borrowed funds used during
      construction (Note 1)                                         (1,339,379)   (2,798,241)   (1,084,173)
                                                                 ------------------------------------------
  Net Cash Used in Investing                                     $ (21,821,511)$ (60,121,005)$ (25,355,057)
                                                                 ------------------------------------------
CASH FLOWS FROM FINANCING:

  Dividends on preferred stock                                   $  (1,579,570)$  (1,579,570)$  (1,579,570)
  Dividends on common stock                                         (9,116,617)   (7,678,229)   (7,105,895)
  Redemptions, maturities and sinking fund payments of
    long-term debt                                                  (2,594,896)  (15,148,118)  (19,860,000)

  Issuances:
    Common stock (Note 3)
       Public offering (867,500 shares in 1994 and
           745,000 shares in 1993)                                  14,083,863    14,803,150             -
       Dividend reinvestment plan (92,249 in 1994,
         59,439 in 1993 and 50,271 in 1992)                          1,336,211     1,245,519       914,477
    Long-term debt (Note 4)                                                  -    15,000,000    40,000,000
    Short-term debt, net (Note 5)                                   (9,000,000)   21,000,000   (13,500,000)
                                                                 ------------------------------------------
  Net Cash (Used in) Provided By Financing                       $  (6,871,009)$  27,642,752 $  (1,130,988)
                                                                 ------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          $    (430,997)$     899,118 $    (879,518)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                        2,387,156     1,488,038     2,367,556
                                                                 ------------------------------------------
CASH AND CASH EQUIVALENTS - END OF YEAR                          $   1,956,159 $   2,387,156 $   1,488,038
                                                                 ==========================================
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR-
  Interest (Net of Amount Capitalized)                           $   9,677,372 $   4,549,462 $   8,757,236
  Income Taxes                                                       2,226,290            -      4,850,574
                                                                 ==========================================

The accompanying notes are an integral part of these consolidated financial statements.




                                  BANGOR HYDRO-ELECTRIC COMPANY
                          CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                For the Years Ended December 31,

                                                             1994         1993         1992
BALANCE AT BEGINNING OF YEAR                            $ 17,386,444 $ 21,639,369 $ 20,120,486

ADD - Net income                                           7,457,073    5,336,431   10,254,782
                                                        ---------------------------------------
                                                        $ 24,843,517 $ 26,975,800 $ 30,375,268
                                                        ---------------------------------------
DEDUCT:
  Cash dividends declared on -
    Preferred stock                                     $  1,579,570 $  1,579,570 $  1,579,570
    Common stock - $1.32 per share in 1994,1993 and 1992   9,433,334    7,943,693    7,122,484
  Other (Note 3)                                              72,862       66,093       33,845
                                                        ---------------------------------------
                                                        $ 11,085,766 $  9,589,356 $  8,735,899
                                                        ---------------------------------------
BALANCE AT END OF YEAR                                  $ 13,757,751 $ 17,386,444 $ 21,639,369
                                                        =======================================


The accompanying notes are an integral part of these consolidated financial statements.


NOTE 1 - Summary of Significant Accounting Policies

Basis of Consolidation-The Consolidated Financial Statements of Bangor Hydro-Electric Company (the "Company") include its wholly owned subsidiaries, Penobscot Hydro Co., Inc. ("PHC"), and Bangor Var Co., Inc. ("BVC"). The operations of PHC consist solely of a 50% interest in Bangor-Pacific Hydro Associates ("BPHA"), the owner and operator of the redeveloped West Enfield hydroelectric station. PHC accounts for its investment in BPHA under the equity method. BVC was incorporated in 1990 to own the Company's 50% interest in a partnership which owns certain facilities used in the Hydro-Quebec Phase II transmission project in which the Company is a participant. BVC accounts for its investment in the partnership under the equity method. All significant intercompany balances and transactions have been eliminated. The accounts of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the regulatory bodies having jurisdiction.

Equity Method of Accounting-The Company accounts for its investments in the common stock of Maine Yankee Atomic Power Company ("Maine Yankee") and Maine Electric Power Company, Inc. ("MEPCO") under the equity method of accounting, and records its proportionate share of the net earnings of these companies (substantially all of these earnings are paid out in dividends) as a reduction of purchased power capacity costs. See Note 7 for additional information with respect to these investments.

Electric Operating Revenue-Electric Operating Revenue consists primarily of amounts charged for electricity delivered to customers during the period. The Company records unbilled revenue, based on estimates of electric service rendered and not billed at the end of an accounting period, in order to match revenue with related costs.

Deferred Fuel and Purchased Power Capacity Accounting-The Company utilizes deferred fuel accounting. Under this accounting method, retail fuel costs are expensed when recovered through rates and recognized as revenue. Retail fuel costs not yet expensed are classified on the Consolidated Balance Sheets ("Balance Sheets") as deferred fuel costs. The fuel cost adjustment rate includes a factor calculated to reimburse the Company or its customers, as appropriate, for the carrying cost of funds used to finance under- or over-collected fuel costs, respectively.

Under the Maine Public Utilities Commission ("MPUC") fuel cost adjustment regulations effective through December 31, 1994, the Company is allowed to recover its fuel costs on a current basis. The fuel charge is based on the Company's projected cost of fuel for a twelve-month period. Under- or over-collections resulting from differences between estimated and actual fuel costs for a period are included in the computation of the estimated fuel costs of the succeeding fuel adjustment period.

As of January 1, 1995, the Company's collections under the Fuel Cost Adjustment ("FCA") had exceeded its costs by approximately $3.03 million. With the elimination of the FCA, the MPUC recognized that there would no longer be a mechanism for the return of that sum to customers. The MPUC allowed the Company to retain that overcollection and ordered that the amount be amortized over a period of three years.

Depreciation of Electric Plant and Maintenance Policy-Depreciation of electric plant is provided using the straight-line method at rates designed to allocate the original cost of the properties over their estimated service lives. The composite depreciation rate, expressed as a percentage of average depreciable plant in service, and considering the amortization of the over-accrued depreciation which is discussed below, was approximately 2.2% in 1994 and 2.1% in 1993 and 1992.

A study conducted in 1989 by an independent firm determined that, as a group, the actual lives of the Company's property, plant and equipment were longer than the lives represented by the depreciation rates that the Company had been using to compute its depreciation expense for accounting purposes. In addition, the study also determined that the reserve for depreciation was over-accumulated. The agreement on base rates which became effective on October 1, 1990, contained a provision to amortize the remaining balance of the over-accumulated reserve for depreciation account ($11.4 million at October 1, 1990) over a six-year period and adopted the longer depreciable lives as determined by the aforementioned study.

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

Depreciation, local property taxes and other taxes not based on income, which were charged to operating expenses, are stated separately in the Statements of Income. Rents, advertising and research and development expenses are not significant. No royalty expenses were incurred.

Maintenance expense was $6.2 million in 1994, $6.5 million in 1993 and $5.6 million in 1992.

Equity Reserve for Licensed Hydro Projects-The Federal Energy Regulatory Commission ("FERC") requires that a reserve be maintained equal to one-half of the earnings in excess of a prescribed rate of return on the Company's investment in licensed hydro property, beginning with the twenty-first year of the project operation under license.

The required reserve for licensed hydro projects is classified in retained earnings and has a balance of $584,942 at December 31, 1994.

Allowance for Funds Used During Construction ("AFDC")-In accordance with regulatory requirements of the MPUC, the Company capitalizes as AFDC financing costs related to portions of its construction work in progress, at a rate equal to its weighted cost of capital, into utility plant with offsetting credits to other income and interest. This cost is not an item of current cash income, but is recovered over the service life of plant in the form of increased revenue collected as a result of higher depreciation expense. In addition, carrying costs on certain regulatory assets are also capitalized and included in AFDC in the Statements of Income. The average AFDC (and carrying cost) rates computed by the Company were 9.2% in 1994, 10.0% for 1993 and 10.6% in 1992.

Cash and Cash Equivalents-The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.


Note 2 - Income Taxes

The Company adopted Financial Accounting Standard Board Statement No. 109 "Accounting for Income Taxes" ("FAS 109") effective January 1, 1993. FAS 109 required a change in the accounting for income taxes from the deferred method to an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the future tax effects of temporary differences between the tax basis and carrying amounts of assets and liabilities. In accordance with FAS 109, the Company recorded net additional deferred income tax liabilities of approximately $23.7 million as of December 31, 1994 and $23.1 million as of December 31, 1993. These additional deferred income tax liabilities have resulted from the accrual of deferred taxes on temporary differences on which deferred taxes had not been previously accrued ($32.9 million and $32.5 million as of December 31, 1994 and 1993, respectively), offset by the effect of the 1987 change to lower income tax rates (reduced by the 1% increase in the federal income tax rate in 1993) that will be refunded to customers over time ($7.8 million and $8.1 million as of December 31, 1994 and 1993, respectively) and the establishment of deferred tax assets on unamortized investment tax credits ($1.4 million and $1.3 million as of December 31, 1994 and 1993, respectively). These latter amounts have been recorded as deferred regulatory liabilities at December 31, 1994 and 1993. The accrual of the additional amount of deferred tax liabilities have been offset by regulatory assets which represent the customers' future payment of these income taxes when the taxes are, in fact, expensed. As a result of this accounting, the Consolidated Statements of Income for the year ended December 31, 1994 and 1993 are not affected by the implementation of FAS 109.

The rate-making practices followed by the MPUC permit the Company to recover federal and state income taxes payable currently, and to recover some, but not all, deferred taxes that would otherwise be recorded in accordance with FAS 109 in the absence of regulatory accounting.

The individual components of other accumulated deferred income taxes are as follows at December 31, 1994 and 1993:



                                                    1994          1993
                                                -----------    -----------
Deferred income tax liabilities:
  Excess book over tax basis of electric
    plant in service                            $42,117,768    $43,023,222
  Costs to terminate purchased power contract    13,643,442      4,553,166
  Deferred FERC licensing costs                   3,158,378      3,431,075
  Deferred fuel, purchased power and interest
    costs                                                 -      1,616,491
  Deferred demand-side management program costs      16,677      1,055,030
  Prepaid pension costs                             593,290      1,028,179
  Investment in jointly-owned companies             787,908        790,881
  Other                                           1,534,435      2,434,532
                                                -----------    -----------
                                                $61,851,898    $57,932,576
                                                -----------    -----------

  Deferred income tax assets:
  Deferred taxes provided on alternative
    minimum tax                                $(4,463,203)   $(3,175,718)
  Provision for Basin Mills investment          (3,141,395)    (3,137,895)
  Deferred state income tax benefit                      -     (1,561,137)
  Unamortized investment tax credit             (1,387,251)    (1,286,156)
  Deferred fuel, purchased power and interest
    costs                                       (1,365,750)             -
  Reserve for bad debts                           (649,675)      (797,696)
  Other                                           (760,886)      (973,195)
                                              -------------  -------------
                                              $(11,768,160)  $(10,931,797)
                                              -------------  -------------

  Total other accumulated deferred income
    taxes                                      $50,083,738   $ 47,000,779
                                              =============  ============

The individual components of federal and state income taxes reflected in the Consolidated Statements of Income for 1994, 1993 and 1992 are stated in the table below:

                                             Year Ended December 31,
                                    --------------------------------------
                                       1994           1993            1992
                                    --------------------------------------
Current:
     Federal                        $ 1,287,485          -      $6,274,554
     State                                    -          -       2,739,089


                                    --------------------------------------
                                    $ 1,287,485          -      $9,013,643
                                    --------------------------------------

Deferred - Short-Term:
     Federal                        $  (797,919)   $ 114,674    $4,330,124
     State                             (296,436)      68,216       213,745
                                    --------------------------------------
                                    $(1,094,355)   $ 182,890     4,543,869
                                    --------------------------------------

Deferred - Long-Term:
     Federal - Other                $ 3,003,171  $ 2,512,026  $(5,741,329)
     State - Other                      753,782      (21,507)  (1,806,238)
     Federal - Seabrook                (339,620)    (341,917)    (653,060)
     State - Seabrook                   (72,127)     (72,730)    (139,336)
                                    --------------------------------------
                                    $ 3,345,206  $ 2,075,872  $(8,339,963)
                                    --------------------------------------
Investment Tax Credits, Net         $   143,695  $  (178,176) $   672,798
                                    --------------------------------------
     Total Provision                $ 3,682,031  $ 2,080,586  $ 5,890,347
Allocated to Other Income               (68,433)   2,682,359     (288,575)
                                    --------------------------------------
Charged to Operating Expense        $ 3,613,598  $ 4,762,945  $  5,601,772
                                    ======================================


The table below reconciles an income tax provision, calculated by multiplying income before federal income taxes (as reported on the Statements of Income) by the statutory federal income tax rate to the federal income tax expense reported on the Statements of Income. The difference is represented by the temporary differences for which deferred taxes are not provided.

                                          1994        1993         1992
                                      -----------  -----------  ----------
                                       Amount   %   Amount   %   Amount  %
                                      ------------------------------------

                                          (Dollars in Thousands)
                                       -----------------------------------
Federal income tax provision
  at statutory rate                  $3,786  34%  $2,522  34%  $5,489  34%
Less (Plus) temporary reductions in
  tax expense resulting from statutory
  exclusions from taxable income:
    Dividend received deduction
      related to earnings of
      associated companies              131   1      133   2      142   1
    Equity component of AFDC            427   4      496   6      306   2
    Amortization of equity component
      of AFDC on recoverable Seabrook
      investment                       (155) (1)    (155) (2)    (187) (2)
    Other                                 8   -      (24)  -        4   -
                                     ------  ---  ------ ----   ----- ----
Federal income tax provision before
  effect of temporary differences    $3,375  30%  $2,072  28%  $5,224  33%
Less (Plus) timing differences that
  are flowed through for ratemaking
  and accounting purposes:
    Amortization of debt component of
      AFDC and capitalized overheads
      on recoverable Seabrook
      investment                     (146)   (1)    (146) (2)    (193) (2)
    Book depreciation greater than tax
      depreciation on assets acquired
      before 1971                    (292)   (3)    (292) (4)    (293) (2)
    State income tax liability
      deducted for federal income
      tax purposes                    131     1      116   2      467   4
    Reversal of excess deferred
      income taxes                     35     -       34   -      221   2
    Other                             350     3      253   4      139   1
                                    ------- ---   ------ ---   ------  ---
Federal income tax provision        3,297    30%  $2,107  28%  $4,883  30%
                                    =======  ===  ======  ==== ======  ===


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

                                        1994          1993           1992
                                     -------------------------------------
Costs to terminate purchased
     power contract                 $7,206,794   $4,553,166    $         -
Provision for Basin Mills                    -   (3,137,895)             -
Seabrook Nuclear Project              (411,747)    (414,647)     (792,396)
Tax depreciation in excess of
     book depreciation               2,766,236      852,187     3,787,047
Deferred fuel and purchased
     power costs                    (2,834,587)     163,665    (8,443,906)
State taxes provided for rate-
     making purposes but not paid      241,714     (124,217)      146,702
Deferred taxes provided on the AMT  (1,287,485)           -       268,254
Deferred interest costs                 25,644       59,214      (209,149)
Costs of removal                       255,093       84,203       227,649
Deferred demand-side management costs (423,174)      97,672       284,297
FERC licensing costs                (1,813,648)     277,574       835,487
Other                               (1,473,989)    (152,160)       99,921
                                    ------------  -----------  -----------
Total deferred income tax
     expense (benefit)              $2,250,851   $2,258,762   $(3,796,094)
                                   ============  ===========  ============

Under the federal income tax laws, the Company received investment tax credits on qualified property additions through 1986. Investment tax credits utilized were deferred and are being amortized over the life of the related property. Investment tax credits available of about $4.5 million ($2.5 million of which is attributable to PHC and $900,000 to BVC) have not been utilized or recorded and, subject to review by the Internal Revenue Service ("IRS"), may be used prior to their expiration, which occurs between 1996 and 2005.

At December 31, 1994, the Company had, for income tax purposes, alternative minimum tax credits of approximately $4.5 million for the reduction of future tax liabilities. At December 31, 1994, the Company had, for income tax reporting purposes, approximately $3.2 million of net operating loss carryforwards that expire in 2008. In 1994 the Company utilized $15.6 million of tax net operating loss carryforwards and $322,000 of investment tax credits to reduce the alternative minimum tax liability for 1994.


Note 3 - Common and Preferred Stock

Common Stock-In June of 1994 the shareholders approved a proposal to increase the number of shares the Company is authorized to issue from 7,500,000 to 10,000,000 of which 7,185,143 were outstanding at December 31, 1994. Prior to 1992, stockholders had been able to invest their dividends and optional cash payments in common stock of the Company acquired by an independent agent in the open market through the Company's Dividend Reinvestment and Common Stock Purchase Plan ("the Plan"). In 1992 the Company amended the Plan to enable it to issue original shares in return for the reinvested dividends and optional cash payments. The common stock has general voting rights of one vote per twelve shares owned.

Preferred Stock-In June of 1994 the shareholders approved a proposal to increase the number of shares the Company is authorized to issue from 400,000 to 600,000 shares of which there are 197,340 shares outstanding. The remaining 402,660 authorized but unissued shares (plus additional shares equal in number to such presently outstanding shares as may be retired) may be issued with such preferences, restrictions or qualifications as the Board of Directors may determine. Any new shares so issued will be required to be issued with per share voting rights no greater than that of the common stock. The callable preferred stock may be called in whole or in part upon any dividend date by appropriate resolution of the Board of Directors. Except for the holders of the 8.76% issue, which does not carry general voting rights, the currently outstanding preferred stock has general voting rights of one vote per share. With regard to payment of dividends or assets available in the event of liquidation, preferred stock ranks prior to common stock.

Redeemable Preferred Shares-On December 27, 1989, the Company issued to an institutional investor $15 million of non-voting preferred stock carrying a dividend rate of 8.76%. These shares have a maturity of fifteen years with a mandatory sinking fund of $1.5 million per year starting in 1995. The agreement to issue this series of preferred stock contains a provision whereby, if the Company pays a dividend that is considered a return of capital for federal income tax purposes, the Company is required to make a payment to the stockholder in order to restore the stockholder's after-tax yield to the level it would have been had the dividend not been considered a return of capital. Since 100% of the dividends paid in 1990 and 1993, pending any review by the IRS, were to be considered a return of capital, the Company became obligated to pay this stockholder approximately $969,000 at the time the stock is either sold or redeemed. This obligation is being recognized over the remaining life of the issue through a direct charge to retained earnings of $72,862 per year.

Note 4 - Long-Term Debt

Under the provisions of the first mortgage bond indenture, substantially all of the Company's plant and property has been mortgaged to secure the Company's first mortgage bonds. Sinking fund requirements and current maturities of the first mortgage bonds for the five years subsequent to December 31, 1994 aggregate $10,914,264 as follows:



                        SINKING FUNDS        CURRENT
                        REQUIREMENTS       MATURITIES       TOTAL
                        -------------    -------------   -------------

     1995                $1,461,253        $        -     $ 1,461,253
     1996                 1,645,737                 -       1,645,737
     1997                 1,853,515                 -       1,853,515
     1998                 1,778,554         2,500,000       4,278,554
     1999                 1,675,205                 -       1,675,205

                        ------------    -------------   -------------
                         $8,414,264        $2,500,000     $10,914,264
                        ============    =============   =============


Note 5 - Short-Term Borrowings

The Company has an unsecured revolving credit agreement ("Credit Agreement") with a group of four banks providing for loans of up to $25 million. The Credit Agreement expires on May 26, 1995 but may be extended to May 26, 1996 with unanimous consent of the participating banks. The Credit Agreement has a term loan arrangement whereby the loan balance at the date of termination can be paid in equal quarterly installments over a two-year period. The Company may borrow at rates, as defined within the amended Credit Agreement, based on certificate of deposit loan rates, Eurodollar loan rates or the agent bank's reference rate. A fourth borrowing option under the Credit Agreement is in the form of "bid loans" whereby the Company can borrow at "money market" rates independently set by each of the four banks participating in the Credit Agreement. A commitment fee based on the entire $25 million and ranging from 1/5 to 5/8 of 1% per annum, depending on the Company's long-term senior secured debt rating, is required.

The Credit Agreement allows the Company to incur an additional $30 million in unsecured debt outside of the agreement. The Company maintains lines of credit with banks which it utilizes when the borrowing costs under the lines of credit are more favorable than those under the Credit Agreement. Certain of these lines of credit have commitment fees ranging from 1/8 to 3/8 of 1% of the line while others have no commitment fees.

Certain information related to total short-term borrowings under the Credit Agreement and the lines of credit is as follows:


                                     1994            1993            1992
                                  -----------   -----------    -----------
Total credit available at end
     of period                    $55,000,000   $55,000,000   $55,000,000
Unused credit at end of period    $28,000,000   $19,000,000   $40,000,000
Borrowings outstanding at end
     of period                    $27,000,000   $36,000,000   $15,000,000
Effective interest rate (exclusive
     of fees) on borrowings out-
     standing at end of period            6.0%          3.5%          4.3%
Average daily outstanding bor-
     rowings for the period       $26,035,616   $22,754,205   $22,448,087
Weighted daily average annual
     interest rate                        4.6%          3.7%          4.5%
Highest level of borrowings
     outstanding at any month-
     end during the period        $38,000,000   $36,000,000   $31,000,000
                                  ===========   ===========   ===========


The average daily borrowings outstanding for the period represent the sum of daily borrowings outstanding, divided by the number of days in the period. The weighted daily average annual interest rate is determined by dividing the annual interest expense by the average daily borrowings outstanding for the period.

Note 6 - Postretirement and Other Postemployment Benefits

Postretirement Benefits-The Company has noncontributory pension plans covering substantially all of its employees. On July 17, 1987, the Company created separate union and nonunion plans from an original plan. Benefits under the plans are generally based on the employee's years of service and compensation during the years preceding retirement. The Company's general policy is to contribute to the funds the amounts deductible for federal income tax purposes.

The tables below detail the components of pension income for 1994, 1993 and 1992, the funded status of the plans, the amounts recognized in the Company's Financial Statements and the major assumptions used to determine these amounts. Employer contributions to the plans amounted to $1,174,019 in 1994. In 1994 and 1992 the Company implemented early retirement programs which resulted in additional pension expense of $1,608,267 and $786,000, respectively.

The plan's assets are composed of fixed income securities, equity securities and cash equivalents.

Total pension income included the following components:

                                      1994         1993          1992
                                    -----------  -----------   -----------

Service cost - benefits earned
     during the period             $ 1,060,134  $ 1,085,419   $ 1,037,419
Interest cost on projected
     benefit obligation              2,310,455    2,244,706     1,996,491
Actual return on plan assets           377,447   (4,633,435)   (2,366,341)
Total of amortized obligations and
     the net gain (loss) deferred  $(3,865,833) $ 1,291,310   $(1,015,783)
                                  ------------- ------------  ------------
     Total pension (income)        $  (117,797) $   (12,000)  $  (348,214)
                                  ============= ============  ============

                                      1994           1993         1992
                                  -------------  ------------  -----------

Significant assumptions used were -
     Discount rate                     8.25%         7.0%          8.0%
     Rate of increase in future
       compensation levels             5.0%          5.0%          6.0%
     Expected long-term rate of
       return on plan assets           9.0%          9.0%          9.0%


The following table sets forth the plans' funded status at December 31, 1994 and 1993:

                                               1994            1993
                                           -------------   ------------
Actuarial present value of accumulated
  benefit obligation
     Vested                                 $ 21,668,455   $ 22,730,655
     Non-vested                                2,091,333      2,669,955
                                           -------------   ------------
     Total                                  $ 23,759,788   $ 25,400,610
                                           -------------   ------------
     Projected benefit obligation           $(31,179,979)  $(32,484,893)
     Plan assets at fair value                36,397,435     37,810,748
                                           -------------   ------------
  Excess of plan assets over projected
     benefit obligation                     $  5,217,456   $  5,325,855
  Items not yet recognized in earnings -
     Net (asset) at transition                (5,984,125)    (6,916,450)
     Prior service cost                        5,653,162      4,597,483
     Unrecognized net gain from past
       experience and changes in assumptions  (2,804,366)      (608,390)
                                             ------------- -------------
     Net pension asset recognized            $ 2,082,127   $  2,398,498
                                             ============= =============

In addition to pension benefits, the Company provides certain health care and life insurance benefits to its retired employees. Substantially all of the Company's employees may become eligible for retiree benefits if they reach normal retirement age while working for the Company.

The Company adopted Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106") as of January 1, 1993. This standard required the accrual of postretirement benefits, including medical and life insurance coverage, during the years an employee provides services to the Company. Prior to 1993, the cost of health care benefits were expensed as benefits were paid.

The MPUC in 1993 issued a final accounting rule in connection with FAS 106 which adopted this pronouncement for ratemaking purposes and provided the Company with the accounting and regulatory framework required to defer the excess of the net periodic postretirement benefit cost recognized under FAS 106 over the pay-as-you-go amount in 1993 through February 28, 1994, and to include such excess as a regulatory asset pending inclusion in the new base rates, effective March 1, 1994. This regulatory asset, which amounted to $705,283 at February 28, 1994, is being recovered, beginning March 1, 1994, over a ten-year period. The Company, also in accordance with the final accounting ruling, is amortizing the unrecognized transition obligation of $10,023,200 over a 20-year period. In 1994 the Company implemented an early retirement program which resulted in $750,000 of expense related to additional medical and life insurance benefits provided to the early retirees.

In 1994 the Company established an irrevocable external Voluntary Employee Benefit Association Trust Fund ("VEBA") to fund the payment of postretirement medical and life insurance benefits. Company contributions to the VEBA, which commenced in July 1994, amounted to $755,000 in 1994.

The actuarially determined net periodic postretirement benefit cost for 1994 and 1993 and the major assumptions used to determine these amounts are shown below:
                                                   1994           1993
                                                ----------    -----------

     Service cost of benefits earned             $379,400     $   359,600
     Interest cost on accumulated post-
       retirement benefit obligation              724,000         683,200
     Actual return on plan assets                  (7,800)              -
     Amortization of unrecognized transition
       obligation                                 501,200         501,200
     Other deferrals, net                          (1,800)              -
     Early retirement plan benefits               750,000               -
                                               -----------    -----------
     Net periodic postretirement benefit cost  $2,345,000      $1,544,000
                                               ===========    ===========


                                                  1994            1993
                                               -----------    -----------
Significant assumptions used were -
    Discount rate                                  8.25%          7.0%
    Health care cost trend rate,
     employees less than age 65-
        Near-term                                  9.0%           12.4%
        Long-term                                  4.5%            6.0%
    Health care cost trend rate,
      employees greater than age 65-
        Near-term                                  7.0%            9.7%
        Long-term                                  4.5%            5.8%
    Rate of return on plan assets                  2.0%            N/A


The following table sets forth the benefit plan's funded status at December 31, 1994 and 1993:


                                                    1994         1993
                                                  ----------   ---------
  Accumulated postretirement benefit obligation:
     Retirees                                     $7,746,800  $ 5,640,000
     Fully eligible active plan participants         446,400      773,000
     Other active participants                     3,020,900    4,196,000
                                                  ----------  -----------
                                                 $11,214,100  $10,609,000
  Fair value of plan assets                         (409,500)           -

  Unrecognized net transition obligation          (9,020,800)  (9,522,000)
  Unrecognized gain (loss)                           566,423      (77,900)
                                                 ------------ ------------
  Accrued postretirement benefit cost
     (included in Other Reserves)                 $2,350,223  $ 1,009,100
                                                 ============ ============

If the health care cost trend rate was increased one percent, the accumulated postretirement benefit obligation as of January 1, 1994 would have increased by 11.7%. The effect of such change on the aggregate of service and interest cost for 1994 would be an increase of 13.3%.

Postemployment Benefits-Effective January 1, 1994 the Company adopted Financial Accounting Standards Board Statement No. 112 "Employers' Accounting for Postemployment Benefits" (FAS 112). The effect of FAS 112 on the Company's results of operations and financial position was not material.


Note 7 - Jointly Owned Facilities and Power Supply Commitments

Maine Yankee-The Company owns 7% of the common stock of Maine Yankee which owns and operates a nuclear power plant in Wiscasset, Maine. Under purchased power arrangements, the Company is entitled to purchase an amount approximately equal to its ownership share of the output of Maine Yankee, an entitlement of approximately 62 MW. The Company is obligated to pay its pro rata share of Maine Yankee's operating expenses, fuel costs, capital costs and decommissioning costs. Estimated costs of decommissioning the Maine Yankee plant assuming dismantlement and removal is $317 million (in 1993 dollars) of which the Company's share is approximately $22.2 million.

The estimated cost of decommissioning is subject to change due to evolving technology and the possibility of new legal requirements. Accumulated decommissioning funds at December 31, 1994 were $108.7 million of which the Company's share was approximately $7.6 million.

MEPCO-The Company owns 14.2% of the common stock of MEPCO. MEPCO owns and operates electric transmission facilities from Wiscasset, Maine to the Maine-New Brunswick border. Several New England utilities, including the Company and MEPCO's other stockholders (two other Maine utilities), are parties to a transmission support agreement pursuant to which such utilities have agreed to pay MEPCO's costs, based on their relative system peaks, if MEPCO's revenues from transmission services are not sufficient to meet its expenses.

Information relating to the operations and financial position of Maine Yankee and MEPCO appears below.

                                                 MAINE YANKEE
                                               (Dollars in Thousands)
                                      ------------------------------------
                                          1994        1993          1992
                                        --------    ---------    ---------
OPERATIONS:
  As reported by investee -
    Operating Revenue                   $173,857    $193,102      $187,259
                                      ------------------------------------
    Depreciation                         $30,823    $ 25,458      $ 24,462
    Interest and Preferred Dividends      14,583      14,407        14,092
    Other expenses, net                  121,437     145,861       140,311
                                      ------------------------------------
    Operating expenses                  $166,843    $185,726      $178,865
                                      ------------------------------------
    Earnings Applicable
      to Common Stock                 $    7,014  $    7,376     $   8,394
                                      ====================================
  Amounts Reported by the Company -
    Purchased power costs             $   11,771    $ 11,265      $ 10,830
    Equity in net income                    (480)       (542)         (592)
                                      ------------------------------------
    Net purchased power expense         $ 11,291    $ 10,723      $ 10,238
                                      ====================================

FINANCIAL POSITION:
  As reported by investee -
    Plant in service                   $401,092    $396,133     $ 384,664
    Accumulated depreciation           (192,293)   (175,996)     (163,887)
    Other assets                        341,111     314,680       300,416
                                      ------------------------------------
        Total assets                   $549,910    $534,817     $ 521,193
  Less -
    Preferred stock                      19,200      19,800        20,400
    Long-term debt                      118,666     115,333       110,390
    Other liabilities and
      deferred credits                  344,550     332,030       322,900
                                      ------------------------------------
        Net assets                     $ 67,494    $ 67,654      $ 67,503
                                      ====================================
  Company's reported equity -
    Equity in net assets               $  4,725    $  4,736      $  4,725
  Adjust Company's
      estimate to actual                     29          20            11
                                      ------------------------------------
    Equity in net assets as reported   $  4,754    $  4,756      $  4,736
                                      ====================================



                                                      MEPCO
                                               (Dollars in Thousands)
                                      -----------------------------------
                                        1994         1993          1992
                                      --------     --------      --------

OPERATIONS:
  As reported by investee -
    Operating Revenue                   $ 24,746    $ 12,809     $ 11,608
                                      -----------------------------------
    Depreciation                        $  1,383    $  1,395     $  1,250
 Interest and Preferred Dividends            106         124          186
 Other expenses, net                      23,152      11,185       10,067
                                      -----------------------------------
    Operating expenses                  $ 24,641    $ 12,704     $ 11,503
                                      -----------------------------------
    Earnings Applicable to Common Stock $    105    $    105     $    105
                                      ===================================
  Amounts Reported by the Company -
    Purchased power costs               $      -    $      -     $      -
    Equity in net income                     (15)        (15)         (15)
                                      ------------------------------------
    Net purchased power expense         $    (15)   $    (15)    $   ( 15)
                                      ====================================

FINANCIAL POSITION:
  As reported by investee -
    Plant in service                    $  23,099   $ 23,123     $ 22,915
    Accumulated depreciation              (20,463)   (19,174)     (17,891)
    Other assets                            3,927      2,414        1,815
                                        ----------------------------------
        Total assets                    $   6,563   $  6,363     $  6,839

  Less -
    Preferred stock                             -          -            -
    Long-term debt                          1,730       2,590       3,450
    Other liabilities and
      deferred credits                      3,955       2,895       2,511
                                        ----------------------------------
        Net assets                      $     878   $     878    $    878
                                        ==================================
Company's reported equity -
    Equity in net assets                $     125   $     125    $    125
    Adjust Company's
      estimate to actual                        -           -           -
                                        ----------------------------------
    Equity in net assets
      as reported                       $     125    $     125   $    125
                                        ==================================


Wyman 4-The Company owns 8.33% (50 MW) of the oil-fired 600 MW Wyman Unit No. 4 in Yarmouth, Maine. The Company's proportionate share of the direct expenses of this unit is included in the corresponding operating expenses in the Statements of Income. Included in the Company's utility plant are the following amounts with respect to this unit:

                                     1994            1993         1992
                                  ------------  ------------  ------------

Electric plant in service         $16,771,430   $16,767,909   $16,760,816
Accumulated depreciation           (7,996,737)   (7,539,591)   (7,025,278)
                                  ------------  ------------  ------------
                                  $ 8,774,693   $ 9,228,318   $ 9,735,538
                                  ============  ============ =============

NEPOOL/Hydro-Quebec Project-The Company is a 1.6% participant in the NEPOOL/Hydro-Quebec Phase 1 project ("Phase 1"), a 690 MW DC intertie between the New England utilities and Hydro-Quebec constructed by a subsidiary of another New England utility at a cost of about $140 million. The participants receive their respective share of savings from energy transactions with Hydro-Quebec, and are obliged to pay for their respective shares of the costs of ownership and operation whether or not any savings are realized.

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

In 1990, the Company formed Bangor Var Co., Inc. whose sole function is to be a 50% general partner in the Chester SVC Partnership ("Chester"), a partnership which owns a static var compensator ("SVC"), which is electrical equipment that supports the Phase 2 transmission line. A wholly-owned subsidiary of Central Maine Power Company owns the other 50% interest in Chester. Chester has financed the acquisition and construction of the SVC through the issuance of $33 million in principal amount of 10.48% senior notes due 2020, and up to $3.25 million principal amount of additional notes due 2020 (collectively, the "SVC Notes"). The holders of the SVC Notes are without recourse against the partners or their parent companies and may only look to Chester and to the collateral for payment.

The New England utilities which participate in Phase 2 have agreed under a FERC-approved contract to bear the cost of Chester, on a cost of service basis, which includes a return on and of all capital costs.

Small Power Production Facilities-As of the beginning of 1993, the Company had contracts with ten independent, non-utility power producers known as "small power production facilities." The West Enfield Project, described below, is one such facility. There are five other relatively small hydroelectric facilities. The remainder are larger (15 25 MW) facilities, three fueled by biomass (primarily wood chips) and one by municipal solid waste. The cost of power from the small power production facilities is more than the Company would incur if it were not obligated under these contracts, and, in the case of the biomass and solid waste plants, substantially more. The prices were negotiated at a time when oil prices were much higher than at present, and when forecasts for the costs of the Company's long-term power supply were higher than current forecasts. In the Company's 1987 rate proceeding, the MPUC investigated the events surrounding the contract negotiations but reached no conclusion about the Company's prudence in entering into these contracts. The fuel cost adjustment approved by the MPUC effective November 1, 1993 includes projected costs for small power production facilities.

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

In May 1993 the Company received an accounting order from the MPUC related to the purchased power contract buyout. The order stipulated that the Company may seek recovery of the costs associated with the buyout in a future base rate case, and could also record carrying costs on the deferred balance. Consequently, a regulatory asset of $40.3 million had been recorded as of December 31, 1993. Effective with the implementation of new base rates on March 1, 1994, the Company began recovering over a nine-year period the deferred balance, net of the additional $6 million anticipated from Beaver Wood. In July 1994 Beaver Wood made its second $1 million payment.

The agreements with the other two biomass plants, located in the Company's service territory in West Enfield and Jonesboro, are also long-term (30-year) contracts. The West Enfield and Jonesboro facilities, plants of 24.5 MW each constructed by the same developer, commenced operation in November 1987. The Company has contracted to resell a portion of the capacity from these two projects to another utility. The cost to the Company of these contracts (net of revenues from the foregoing resale) is approximately $26 million annually. The Company has entered into an agreement with the owners of these facilities to buy out these contracts for approximately $163 million. See Note 14 to the Financial Statements. The Company also has a 30-year contract with the municipal solid waste facility, a 20 MW waste-to-energy plant in the Company's service territory in Orrington, completed in 1988. The Company has also contracted to resell a portion of the capacity for fifteen years from this facility to the other utility referred to earlier. The cost to the Company of the power delivered by this facility (net of revenues from the foregoing resale) is projected to be $14 million annally.

West Enfield Project-In 1986, the Company entered into a joint venture with a development subsidiary of Pacific Lighting Corporation for the purpose of financing and constructing the redevelopment of an old 3.8 MW hydroelectric plant which the Company owned on the Penobscot River in Enfield and Howland, Maine, into a 13 MW facility for the purpose of operating the facility once it was completed. Commercial operation of the redeveloped project began in April 1988. A wholly-owned corporate subsidiary, Penobscot Hydro Co., Inc. ("PHC") was formed to own the Company's 50% interest in the joint venture, Bangor-Pacific Hydro Associates ("Bangor Pacific").

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

Basin Mills and Veazie Projects-As a result of increased uncertainty about the recoverability of amounts invested through 1993 in licensing activities for proposed additional hydroelectric facilities, the Company established a reserve against those investments in the amount of $8.7 million as of December 31, 1993. Further, the Company has charged to non-operating expenses all amounts related to these licensing activities in 1994. The projects for which the reserve was established are a proposed 38 megawatt generating facility located at the so-called Basin Mills site on the Penobscot River at Orono and Bradley, Maine and an 8 megawatt addition to the Company's existing dam and power station on the Penobscot River in Veazie and Eddington, Maine. The projects would require a total investment of $140 million. The Company has been pursuing the permitting of these facilities since the early 1980's.


Note 8 - Recovery of Seabrook Investment and Sale of Seabrook Interest

The Company was a participant in the Seabrook nuclear project in Seabrook, New Hampshire. On December 31, 1984, the Company had almost $87 million invested in Seabrook, but because the uncertainties arising out of the Seabrook Project were having an adverse impact on the Company's financial condition, an agreement for the sale of Seabrook was reached in mid-1985 and was finally consummated in November 1986.

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


Note 9 - Contingencies

Environmental Matters-The Company has received notice from the Maine Department of Environmental Protection that it is investigating the cleanup of several sites in Maine that were used in the past for the disposal of hazardous substances and that the Company, as a generator of some of the hazardous substances that were disposed of on those sites, may be liable for certain cleanup costs. With respect to at least one of those sites, the Company is aware that the United States Environmental Protection Agency is considering designation under the Comprehensive Environmental Response, Compensation, and Liability Act in order to pursue potentially responsible parties. The Company was only one of a number of waste generators at each of the sites under investigation, and it is too early in the process to speculate on the extent of the Company's potential liability.


Note 10.  Unaudited Quarterly Financial Data

Unaudited quarterly financial data pertaining to the results of operations are shown below:
                                            Quarter Ended
                                 ---------   --------- ---------  --------
                                   Mar. 31    June 30   Sept. 30    Dec.31
                                 ---------   --------- ---------  --------
                           (Dollars in thousands except per share amounts)

          1994
          ----
Electric Operating Revenue         $46,375   $39,664   $42,575   $45,484
Operating Income                     3,037     4,550     5,589     4,157
Net Income                           1,095     2,008     3,073     1,282
Earnings Per Share of Common Stock $   .11   $   .22   $   .37   $   .12
                                   =======   =======   =======   =======

          1993
          ----
Electric Operating Revenue         $49,679   $40,548   $43,476   $44,269
Operating Income                     4,779     4,486     4,396     3,168
Net Income (Loss)                    2,908     2,766     3,244    (3,582)*
Earnings (Loss) Per Share
   of Common Stock                 $   .46   $   .42   $   .46   $  (.64)*
                                   =======   =======   =======   ========

          1992
          ----
Electric Operating Revenue         $48,013   $39,722   $41,877   $47,177
Operating Income                     4,472     4,370     5,050     4,624
Net Income                           2,555     2,224     2,885     2,591
Earnings Per Share of Common Stock $   .40   $   .34   $   .46   $   .40
                                   =======   =======   =======   =======

* Includes the provision for Basin Mills of $5.6 million after-tax or $.95 per common share.



Note 11.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value at December 31, 1994 of each class of financial instruments for which it is practical to estimate the value:

Cash and cash equivalents:

The carrying amount of $1,956,159 approximates fair value.

The fair values of mandatory redeemable cumulative preferred stock, first mortgage bonds and pollution control revenue bonds at December 31, 1994 based upon similar issues of comparable companies are as follows:

                                                       In Thousands
                                                    -------------------
                                                    Carrying     Fair
                                                      Amount     Value
                                                    -------------------

Mandatory redeemable cumulative preferred stock     $ 15,240  $ 15,857
First Mortgage Bonds                                 113,628   116,678
Pollution Control Revenue Bonds                        4,200     4,200
                                                    ===================


Note 12 - Significant Non-Cash Investing and Financing Activity

In connection with the termination of the purchased power agreement in 1993 with the Beaver Wood Joint Venture, the Company issued $14.3 million of 12.25% First Mortgage Bonds in substitution for Beaver Wood's previously outstanding secured notes which is not reflected in the Statements of Cash Flows.

Note 13 - Regulatory Assets

Accounting rules applicable to regulated utilities allow the establishment of regulatory assets for costs accumulated for certain items other than the usual and customary capital assets, and allow the deferral of the income statement impact of those costs if they are expected to be recovered in future rates. As of December 31, 1994, the Company has regulatory assets of approximately $97.4 million. The effects of competition could ultimately cause the operations of the Company, or a portion thereof, to cease meeting the criteria for application of the accounting rules for regulatory assets. If this were to occur, accounting standards of enterprises in general would apply and unamortized balances of regulatory assets would be charged to operations in the year in which those criteria were no longer applicable.


Note 14 - Alternative Marketing Plan

On February 14, 1995, the MPUC issued an order approving many aspects of the Company's Alternative Marketing Plan ("AMP") proposal. The AMP proposal included a plan for allowing increased flexibility to offer reduced prices and develop related marketing programs, a commitment to attempt to cap electric rates at current levels for an extended period, the elimination of fuel cost accounting and the fuel adjustment clause, the elimination of seasonal rate differentials and an understanding about the method of amortizing the cost of any future buyout of high-cost purchased power contracts.


Note 15 - Buyback of Purchased Power Contracts

The Company has reached an agreement in principle to buy back two contracts for the purchase of power from operators of biomass-fueled generating plants located in West Enfield and Jonesboro, Maine. Both power vendors are high-cost non-utility independent power producers with whom the Company was required to contract in the 1980's. The power contracts, identical in their terms and conditions, provide for the purchase of the entire generation output of each of the facilities. Each plant has a rated capacity of 24.5 MW. Power purchases began in 1986 and are scheduled under the contracts to continue for a period of approximately 30 years from the date of the initial purchases.

The buyback agreement calls for a cash payment by the Company of $83 million ($41.5 million per plant) and for the Company to assume responsibility for the remaining debt on the plants in a manner that relieves the owners of any further obligations on such debt. The balance of the outstanding debt is expected to be about $79 million in total at the time of the closing. If the lenders are unwilling to permit the assumption by the Company of such debt on terms acceptable to the Company and the owners, the Company would be required to increase the cash portion of the buyback by an amount sufficient to discharge the owners' debt in order for the buyback to be accomplished. In addition, the Company will be responsible for costs of preparing for a closing of the transaction and may incur significant costs in obtaining the necessary financing. The Company will be obliged to pay some portion of such costs whether or not a closing occurs. Financing this transaction will be a significant challenge for the Company in view of the Company's relatively small size and its existing capital structure. The Company expects the financing to be accomplished through a combination of bank borrowings, the possibility of the assumption of the owners' debt, and the issuance of other debt securities.

With the elimination of the FCA, reduced fuel cost benefits of any buyout will inure to the benefit of the Company and may be used to recover the amortization of the buyout cost. The Company believes that the fuel and energy cost savings achieved by such a buyout, previously subject to the FCA, would exceed any costs of such a buyout, including carrying costs on the unamortized balance.
                        Bangor Hydro-Electric Company

Notes To Consolidated Financials Statements



16.  Subsequent Event - Maine Yankee

Steam Generator Tube Cracking - The Maine Yankee unit, like other pressurized water reactors, has been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of steam generator tubes. In the past the detection of defects has resulted in the plugging of those tubes to prevent their subsequent use. During the refueling and maintenance shutdown that commenced in early February of 1995, Maine Yankee has detected increased degradation of the plant's steam generator tubes, in excess of the number expected, and is currently evaluating several courses of action to address the matter. This detection of a significantly larger number of degraded tubes is likely to adversely affect the operation of the plant and may result in substantial cost to the Company. The Company cannot now predict what course of action will be chosen or to what extent the operation of the plant will be affected. The Company believes, however, that Maine Yankee will not resume generation as originally scheduled in April, 1995 and that an extended outage lasting at least several months is likely.

    In connection with the approval by the MPUC of the Company's alternative marketing plan, effective January 1, 1995, the separate fuel cost adjustment rates were eliminated. The fuel cost adjustment was a rate mechanism under which the Company was permitted to adjust retroactively for changes in the cost of fuel for generation and in certain purchased power costs. Accordingly, with the fuel cost adjustment mechanism in place, the cost of power purchased from another source to replace that which had been expected from Maine Yankee would have had no impact on earnings.

    The Company estimates that, under current conditions in the bulk power market, its power costs will be increased by $700,000 to $900,000 per month during the Maine Yankee outage, which will increase pressure on the Company's earnings. In addition, the Company would be responsible for its pro rata share of any costs associated with repairing or mitigating the impact of the degraded tubes. The Company believes that it is too early to provide reliable estimates of such costs but that they could be substantial.


                 REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
Bangor Hydro-Electric Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Bangor Hydro-Electric Company and subsidiaries (the "Company") as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.



                         /s/ Coopers & Lybrand L.L.P.

                         Coopers & Lybrand L.L.P.

Boston, Massachusetts
March 2, 1995, except as to the
information presented in Note 16
for which the date is March 29, 1995.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH AUDIT FIRMS ON
------   ------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     There have been no changes in or disagreements with audit firms on financial disclosure.

PART III
--------

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

    See Part I above, and see the information under "Election of Directors" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 1995, which information is incorporated herein by reference.

ITEM 11  EXECUTIVE COMPENSATION
-------  ----------------------

    See the information under "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 1995, which information is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-------  -----------------------------------------------
         AND MANAGEMENT
         --------------

    (a)       Security Ownership of Certain Beneficial Owners

              See the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 1995, which information is incorporated herein by reference.

    (b)       Security Ownership of Management

              See the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 1995, which information is incorporated herein by reference.

    (c)       Changes in Control

              Not applicable.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

    See the information under "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 1995, which information is incorporated herein by reference.

PART IV
-------

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
-------  ----------------------------------------------------
         ON FORM 8-K
         -----------

    (a)   Consolidated Financial Statements of the Company (See
           Item 8)

          Consolidated Statements of Income for the Years Ended
           December 31, 1994, 1993 and 1992

          Consolidated Balance Sheets - December 31, 1994 and
           1993

          Consolidated Statements of Retained Earnings for the
           Years ended December 31, 1994, 1993 and 1992

          Consolidated Statements of Capitalization - December
           31, 1994 and 1993

           Consolidated Statements of Cash Flows
            for the Years Ended December 31,
            1994, 1993 and 1992

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

 (c)  Exhibits

      See Exhibit Index, page

 (d)  Reports on Form 8-K

      No Current Reports on Form 8-K were filed during the Fourth
      Quarter of 1994.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Bangor Hydro-Electric Company



                                       /s/ Robert S. Briggs
                                       ---------------------
                                       By: Robert S. Briggs
                                           President and
                                           Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert S. Briggs                    /s/ Helen Sloane Dudman
---------------------------             --------------------------
Robert S. Briggs                        Helen Sloane Dudman
President and                           Director
Chairman of the Board



/s/ William C. Bullock, Jr.             /s/ G. Clifton Eames
---------------------------             --------------------------
William C. Bullock, Jr.                 G. Clifton Eames
Director                                Director



                                        /s/ Robert H. Foster
---------------------------             --------------------------
Jane J. Bush                            Robert H. Foster
Director                                Director



                                        /s/ Carroll R. Lee
---------------------------             --------------------------
David M. Carlisle                       Carroll R. Lee
Director                                Director, Vice President-
                                            Operations



/s/ Alton E. Cianchette                 /s/ Robert C. Weiser
---------------------------             --------------------------
Alton E. Cianchette                     Robert C. Weiser
Director                                Chief Financial Officer




                         /s/ David R. Black
                         ---------------------
                         David R. Black
                         Controller
                         (Chief Accounting Officer)

Each of the above signatures is affixed as of March 20, 1995.


                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------

To the Stockholders and Board of Directors
Bangor Hydro-Electric Company:

    Our report on the financial statements of Bangor Hydro-Electric Company is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index in Item 14(b) of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                       /s/ Coopers & Lybrand L.L.P.

                                       COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
March 2, 1995, except as to the
information presented in Note 16
for which the date is March 29, 1995




                                                                        SCHEDULE VIII

                                          RESERVES FOR DOUBTFUL ACCOUNTS AND INSURANCE
                                          ----------------------------------------------

                                                                   Additions
                                                         -----------------------------

                                          Balance at       Charged to       Charged to                       Balance at
                                           Beginning        Costs and         Other                              End
                                           Of Period        Expenses         Accounts       Deductions        of Period
                                            -------          -------         -------          -------          -------


1994

Reserve for Doubtful Accounts           $  1,450,000     $    913,841     $     -         $  1,633,841 (A) $    730,000
                                          -----------      -----------      ----------      -----------      -----------

Reserve for Retirees' Life Insurance    $    700,000     $    164,000     $     -         $     16,000     $    848,000
                                          -----------      -----------      ----------      -----------      -----------

1993

Reserve for Doubtful Accounts            $ 1,450,000      $ 1,090,813      $    -          $ 1,090,813 (A)  $ 1,450,000
                                          -----------      -----------      ----------      -----------      -----------

Reserve for Retirees' Life Insurance     $   612,000      $    92,000      $    -          $     4,000      $   700,000
                                          -----------      -----------      ----------      -----------      -----------

1992

Reserve for Doubtful Accounts            $   950,000      $ 1,214,568      $    -          $   714,568 (A)  $ 1,450,000
                                          -----------      -----------      ----------      -----------      -----------

Reserve for Retirees' Life Insurance     $   532,000      $   112,000      $    -          $    32,000      $   612,000
                                          -----------      -----------      ----------      -----------      -----------

 NOTE:
 (A) Accounts written off, less recoveries.



                            EXHIBIT INDEX
               EXHIBITS INCORPORATED HEREIN BY REFERENCE
               -----------------------------------------

EXHIBIT NO.     DESCRIPTION OF EXHIBIT      INCORPORATED BY REFERENCE TO:
-----------     -----------------------     -----------------------------

3.  ARTICLES OF INCORPORATION & BY-LAWS

    3.1       Company's Certificate       Form S-2, Reg. No. 33-39181,
              of Organization,together    Exhibit 3.1
              with all amendments thereto

    3.2       Articles of Amendment       Form S-2, Reg. No. 33-63500,
              increasing Company's        Exhibit 4.3
              authorized capital stock

    3.2       By-Laws of the Company      Form S-2, Reg. No. 33-63500,
                                           Exhibit 4.4

4.  Instruments Defining the Rights of Security Holders
    ---------------------------------------------------

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

    4.4       Supplemental Indenture      Form 10-K, 1975, Exhibit B
              dated as of November 1,
              1975, re 10 1/2% Series
              Bonds, together with form
              of purchase agreement

    4.5       Supplemental Indenture      Form 8-K, 6/28/76, Exhibit A
              dated as of June 1, 1976,
              re 9 1/4% Series Bonds

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


10. Material Contracts
    ------------------

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

    10.32     Amendment dated as of       Form 10-Q, 2nd Quarter 1983,
              June 15, 1983 to New        Exhibit 10.5
              England Power Pool
              Agreement

    10.33     Amendment dated as of       Form 10-Q, 3rd Quarter 1983,
              October 1, 1983 to          Exhibit 10.1
              New England Power Pool
              Agreement

    10.34     Amendment No. 1 to the      Form 10-K, 1983, Exhibit 10(b)
              Maine Yankee Power
              Contract

    10.35     Amendment No. 2 to the      Form 10-K, 1983, Exhibit 10(c)
              Maine Yankee Power
              Contract

    10.36     Additional Power Con-       Form 10-K, 1983, Exhibit 10(d)
              tract between Maine
              Yankee and its sponsors,
              including the Company

    10.37     Interim Protection Agree-   Form 10-Q, 1st Quarter 1984,
              ment dated as of April      Exhibit 10.1
              27, 1984 relating to
              the Seabrook project

    10.38     Fifteenth Amendment         Form 10-Q, 1st Quarter 1984,
              to the Seabrook Joint       Exhibit 10.2
              Ownership Agreement

    10.39     Sixteenth Amendment         Form 10-Q, 2nd Quarter 1984,
              to the Seabrook Joint       Exhibit 10.1
              Ownership Agreement

    10.40     Agreement for Seabrook      Form 10-Q, 2nd Quarter 1984,
              Project Disbursing Agent    Exhibit 10.2

    10.41     Seventeenth Amendment to    Form 10-K, 1984, Exhibit 10(a)
              Seabrook Joint Ownership
              Agreement and corresponding
              First Amendment to Seabrook
              Project Disbursing Agent
              Agreement (neither of which
              were executed by the Company)

    10.42     Preliminary Support         Form 10-K, 1984, Exhibit 10(b)
              Agreement - Phase 2 of
              Hydro-Quebec Inter-
              connection

    10.43     Letter of Intent between    Form 10-Q, 2nd Quarter 1985,
              the Company and Eastern     Exhibit 10.1
              Utilities Associates
                re:  possible sale of
                Seabrook interest

    10.44     First, Second and Third      Form 10-K, 1985, Exhibit 10(a)
              Amendments to agreement for
              Seabrook Project Disbursing
              Agent (none of which were
              executed by the Company)

    10.45 Amendment dated September 1, Form 10-K, 1985, Exhibit 10(b) 1985 to Agreement with respect to Use of Quebec
              Interconnection

    10.46     Energy Contract dated       Form 10-K, 1985, Exhibit 10(c)
              March 1983 between NEPOOL
              and Hydro-Quebec re:
              Hydro-Quebec Phase I
              interconnection project

    10.47     Energy Banking Agreement    Form 10-K, 1985, Exhibit 10(d)
              dated March 1983 between
              NEPOOL and Hydro-Quebec re
              Hydro-Quebec Phase I
              interconnection project

    10.48     Interconnection Agreement   Form 10-K, 1985, Exhibit 10(e)
              dated March 1983 between
              NEPOOL and Hydro-Quebec re:
              Hydro-Quebec Phase I
              interconnection project

    10.49 Amendment dated September 1 Form 10-K, 1985, Exhibit 10(f) 1985 to NEPOOL Agreement
              re:  Hydro-Quebec Phase II
              interconnection project

    10.50 Firm Energy Contract dated Form 10-K, 1985, Exhibit 10(g) October 14, 1985 between
              New England utilities and
              Hydro-Quebec re:  Hydro-
              Quebec Phase II
              interconnection project

    10.51 Boston Edison AC Facilities Form 10-K, 1985, Exhibit 10(h) Support Agreement dated June
              1, 1985 re:  Hydro-Quebec
              Phase II interconnection
              project

    10.52     Phase II New England        Form 10-K, 1985, Exhibit 10(i)
              Power AC Facilities
              Support Agreement dated
              June 1, 1985 re: Hydro-
              Quebec Phase II
              interconnection project

    10.53     Phase II Massachusetts      Form 10-K, 1985, Exhibit 10(j)
              Transmission Facilities
              Support Agreement dated
              June 1, 1985 re: Hydro-
              Quebec Phase II
              interconnection project

    10.54     Phase II New Hampshire      Form 10-K, 1985, Exhibit 10(k)
              Facilities Support
              Agreement dated June 1,
              1985 re:  Hydro-Quebec
              Phase II interconnection
              project

    10.55     First Amendment dated       Form 10-K, 1985, Exhibit 10(l)
              March 1, 1985 and Second
              Amendment dated January 1,
              1986 to Preliminary Quebec
              Interconnection Support
              Agreement - Phase II

    10.56     Amendment No. 3 dated       Form 10-K, 1985, Exhibit 10(m)
              October 1, 1984 to Maine
              Yankee Power Contract

    10.57     Amendment No. 1 dated       Form 10-K, 1985, Exhibit 10(n)
              August 1, 1985 to Maine
              Yankee Capital Funds
              Agreement

    10.58 Amendments dated August 1, Form 10-K, 1985, Exhibit 10(o) 1985, August 15, 1985, and
              January 1, 1986 to
              NEPOOL Agreement

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

    10.71     Nineteenth Amendment to     Form 10-K, 1986, Exhibit 10(a)
              Seabrook Joint Ownership
              Agreement

    10.72     Twentieth Amendment to      Form 10-K, 1986, Exhibit 10(b)
              Seabrook Joint Ownership
              Agreement

    10.73     Agreement of Purchase and   Form 10-K, 1986, Exhibit 10(c)
              Sale dated February 19,
              1986, regarding the sale
              of the Company's Seabrook
              interest to EUA Power

    10.74 Bill of Sale and Assumption Form 10-K, 1986, Exhibit 10(d) of Obligations dated
              November 25, 1986 regarding
              the sale of the Company's
              Seabrook interest to EUA
              Power

    10.75     Deed dated November 21,     Form 10-K, 1986, Exhibit 10(e)
              1986 regarding the sale
              of the Company's Seabrook
              interest to EUA Power

    10.76 Agreement to Share Certain Form 10-K, 1986, Exhibit 10(f) Costs re Tewksbury-Seabrook
              Transmission Line dated
              May 8, 1986

    10.77     Joint Venture Agreement     Form 10-K, 1986, Exhibit 10(g)
              effective as of June 9,
              1986, between the Company
              and Pacific Lighting Energy
              Systems (as amended by a
              First Amendment thereto
              dated June 16, 1986) re
              Bangor-Pacific Hydro
              Associates (formerly West
              Enfield Associates)

    10.78     Capital Support Agreement   Form 10-K, 1986, Exhibit 10(h)
              dated as of January 29,
              1987, among the Company
              and lenders to Bangor-
              Pacific Hydro Associates

    10.79     Power Purchase Agreement    Form 10-K, 1986, Exhibit 10(i)
              dated June 9, 1986 and
              Amendment No. 1 thereto
              dated January 14, 1987,
              between the Company and
              Bangor-Pacific Hydro
              Associates (formerly West
              Enfield Associates)

    10.80     Deed and Bill of Sale re    Form 10-K, 1986, Exhibit 10(j)
              transfer of West Enfield
              site from the Company to
              Bangor-Pacific Hydro
              Associates

    10.81     Assignment by the Company   Form 10-K, 1986, Exhibit 10(k)
              of Joint Venture Interest
              to Penobscot Hydro Co., Inc.

    10.82 Power Sale Agreement dated Form 10-K, 1986, Exhibit 10(l) August 1, 1986, and First
              Amendment thereto, between
              the Company and Unitil
              Power Corp. re Wyman No. 4

    10.83     Third Amendment to Pre-     Form 10-K, 1987, Exhibit 10(a)
              liminary Quebec Intercon-
              nection Support Agreement -
              Phase II

    10.84     Fourth Amendment to Pre-    Form 10-K, 1987, Exhibit 10(b)
              liminary Quebec Intercon-
              nection Support Agreement -
              Phase II

    10.85     Fifth Amendment to Pre-     Form 10-K, 1987, Exhibit 10(c)
              liminary Quebec Intercon-
              nection Support Agreement -
              Phase II

    10.86     Sixth Amendment to Pre-     Form 10-K, 1987, Exhibit 10(d)
              liminary Quebec Intercon-
              nection Support Agreement -
              Phase II

    10.87     Seventh Amendment to Pre-   Form 10-K, 1987, Exhibit 10(e)
              liminary Quebec Intercon-
              nection Support Agreement -
              Phase II

    10.88     Amendment to New England    Form 10-K, 1987, Exhibit 10(f)
              Power Pool Agreement dated
              March 1, 1988

    10.89 Second Amendment to Credit Form 10-K, 1987, Exhibit 10(h) Agreement, dated as of July
              22, 1987, among the Company
              and the Banks named therein

    10.90     Dividend Reinvestment and   Form 10-K, 1987, Exhibit 10(i)
              Common Stock Purchase Plan
              Effective as of December 1,
              1987

    10.91     Deed dated December 2,      Form 10-K, 1988, Exhibit 10(a)
              1988 regarding the sale
              of certain Seabrook trans-
              mission facilities to EUA
              Power

    10.92     Ninth Amendment to          Form 10-K, 1988, Exhibit 10(b)
              Preliminary Quebec
              Interconnection Support
              Agreement - Phase II

    10.93     Tenth Amendment to          Form 10-K, 1988, Exhibit 10(c)
              Preliminary Quebec
              Interconnection Support
              Agreement - Phase II

    10.94     Second Amendment to         Form 10-K, 1988, Exhibit 10(d)
              Massachusetts Trans-
              mission Facilities
              Support Agreement

    10.95     Third Amendment to          Form 10-K, 1988, Exhibit 10(e)
              Massachusetts Trans-
              mission Facilities
              Support Agreement

    10.96     Fourth Amendment to         Form 10-K, 1988, Exhibit 10(f)
              Massachusetts Trans-
              mission Facilities
              Support Agreement

    10.97     Fifth Amendment to          Form 10-K, 1988, Exhibit 10(g)
              Massachusetts Trans-
              mission Facilities
              Support Agreement

    10.98     Sixth Amendment to          Form 10-K, 1988, Exhibit 10(h)
              Massachusetts Trans-
              mission Facilities
              Support Agreement

    10.99     Second Amendment to         Form 10-K, 1988, Exhibit 10(i)
              New Hampshire Trans-
              mission Facilities
              Support Agreement

    10.100    Third Amendment to          Form 10-K, 1988, Exhibit 10(j)
              New Hampshire Trans-
              mission Facilities
              Support Agreement

    10.101    Fourth Amendment to         Form 10-K, 1988, Exhibit 10(k)
              New Hampshire Trans-
              mission Facilities
              Support Agreement

    10.102    Fifth Amendment to          Form 10-K, 1988, Exhibit 10(l)
              New Hampshire Trans-
              mission Facilities
              Support Agreement

    10.103    Sixth Amendment to          Form 10-K, 1988, Exhibit 10(m)
              New Hampshire Trans-
              mission Facilities
              Support Agreement

    10.104    Second Amendment to         Form 10-K, 1988, Exhibit 10(n)
              Phase II AC New England
              Power Facilities Sup-
              port Agreement

    10.105    Third Amendment to          Form 10-K, 1988, Exhibit 10(o)
              Phase II AC New England
              Power Facilities Sup-
              port Agreement

    10.106    Fourth Amendment to         Form 10-K, 1988, Exhibit 10(p)
              Phase II AC New England
              Power Facilities Sup-
              port Agreement

    10.107    Fifth Amendment to          Form 10-K, 1988, Exhibit 10(q)
              Phase II AC New England
              Power Facilities Sup-
              port Agreement

    10.108    Second Amendment to         Form 10-K, 1988, Exhibit 10(r)
              Phase II Boston Edison
              AC Facilities Support
              Agreement

    10.109    Third Amendment to          Form 10-K, 1988, Exhibit 10(s)
              Phase II Boston Edison
              AC Facilities Support
              Agreement

    110.110   Fourth Amendment to         Form 10-K, 1988, Exhibit 10(t)
              Phase II Boston Edison
              AC Facilities Support
              Agreement

    10.111    Fifth Amendment to          Form 10-K, 1988, Exhibit 10(u)
              Phase II Boston Edison
              AC Facilities Support
              Agreement

    10.112    Letter of Assurances,       Form 10-K, 1988, Exhibit 10(v)
              Consents and Agreements
              With Respect to Credit
              Facility Financing for
              Phase II Hydro-Quebec
              Financing

    10.113    Agreement With Hanlin       Form 10-K, 1988, Exhibit 10(w)
              Group, Inc., also known
              as "LCP", for the sale of
              electricity

    10.114    401 (k) Plan for Non-       Form 10-K, 1988, Exhibit 10(x)
              Union Employees

    10.115    Credit Agreement dated      Form 10-Q, First Quarter, 1989
              as of May 2, 1989 among      Exhibit 4.2
              the Company, the Banks
              named therein, and
              Manufacturers Hanover
              Trust Company, as Agent

    10.116    Agreement for the Sale      Form S-2, Reg. No. 33-39181,
              and Purchase of Electricity Exhibit 10.79
              dated as of August 13, 1984
              between Ultrapower Incorpor-
              ated-Jonesboro and the
              Company

    10.117    Agreement for the Sale      Form S-2, Reg. No. 33-39181,
              and Purchase of Electricity Exhibit 10.80
              dated as of August 13, 1984
              between Ultrapower Incorpor-
              ated-West Enfield and the
              Company

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

    10.121    Power Purchase Agree-       Form S-2, Reg. No. 33-39181,
              ment dated October 24, 1984 Exhibit 10.84 between Alternative Energy
              Decisions, Inc. and the
              Company


    10.122    Partnership Agreement       Form S-2, Reg. No. 33-39181,
              dated as of July 1, 1990    Exhibit 10.85
              between NORVARCO and
              Bangor Var Co., Inc.

    10.123    Form of Agreement with      Form 10-K, 1992, Exhibit 10(a)
              certain Executive Officers
              providing supplemental
              death and retirement
              benefits

    10.124    Form of Agreement with      Form 10-K, 1992, Exhibit 10(b)
              certain Executive Officers
              providing benefits upon
              a change of control


                    EXHIBITS FILED HEREWITH
               --------------------------------

EXHIBIT NO.     DESCRIPTION OF EXHIBIT
-----------     -----------------------

    27        Financial Data Schedule