Form 10-Q
period 1995-03-31
BANGOR HYDRO ELECTRIC CO
filed 1995-05-12
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1995      Commission File No. 0-505
                      --------------                          -----


                     BANGOR HYDRO-ELECTRIC COMPANY
        -----------------------------------------------------
        (Exact Name of Registrant as specified in its Charter


              Maine                         01-0024370
- --------------------------------      --------------------
(State or Other Jurisdiction of       (I.R.S. Employer
 Incorporation or Organization)        Identification No.)


    33 State Street, Bangor, Maine             04401
- ----------------------------------------    ----------
(Address of Principal Executive Offices)    (Zip Code)


Registrant's Telephone Number, including Area Code    207-945-5621
                                                      ------------


                                 None
- -----------------------------------------------------------------------
           Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report


        Outstanding Common Stock, $5 Par Value - 7,229,344 Shares
                               March 31, 1995


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









                                  FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1995

                       PART I - FINANCIAL INFORMATION

                                                         PAGE
                                                         ----

Cover Page                                                  1

Index                                                       2

Consolidated Statements of Income                           3

Management's Discussion and Analysis
  of Financial Statements                                   4

Consolidated Balance Sheets - March 31, 1995 and
  December 31, 1994                                        12

Consolidated Statements of Retained Earnings               14

Consolidated Statements of Cash Flows                      15

Notes to the Consolidated Financial Statements             16

PART II - OTHER INFORMATION                                22

Item 6 - Exhibits and Reports on Form 8-K                  23

Signature Page                                             24






                   BANGOR HYDRO-ELECTRIC COMPANY
                 CONSOLIDATED STATEMENTS OF INCOME
               000's Omitted Except Per Share Amounts
                            (Unaudited)

                                                      3 Months Ended
                                                      March 31,   March 31,
                                                        1995        1994
                                                      ----------  ----------

ELECTRIC OPERATING REVENUES                           $  48,263   $  46,376
                                                      ----------  ----------
OPERATING EXPENSES:
  Fuel for generation                                 $  24,958   $  26,656
  Purchased power capacity                                3,960       3,182
  Other operation and maintenance                         7,234       9,875
  Depreciation and amortization                           1,549       1,298
  Amortization of Seabrook Nuclear Project                  425         425
  Amortization of costs to terminate
    purchased power contract                                972         324
  Taxes -
    Property and payroll                                  1,217       1,236
    State income                                            300         (42)
    Federal income                                        1,645         384
                                                      ----------  ----------
                                                      $  42,260   $  43,338
                                                      ----------  ----------
OPERATING INCOME                                      $   6,003   $   3,038
                                                      ----------  ----------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used
    during construction                               $     219   $     553
  Other, net of applicable income taxes                      84         (76)
                                                      ----------  ----------
                                                      $     303   $     477
                                                      ----------  ----------
INCOME BEFORE INTEREST EXPENSE                        $   6,306   $   3,515
                                                      ----------  ----------
INTEREST EXPENSE:
  Long-term debt                                      $   2,642   $   2,709
  Other                                                     581         403
  Allowance for borrowed funds used
    during construction                                    (210)       (692)
                                                      ----------  ----------
                                                      $   3,013   $   2,420
                                                      ----------  ----------
NET INCOME                                            $   3,293   $   1,095
DIVIDENDS ON PREFERRED STOCK                                413         413
                                                      ----------  ----------
EARNINGS APPLICABLE TO COMMON STOCK                   $   2,880   $     682
                                                      ==========  ==========
WEIGHTED AVERAGE NUMBER OF SHARES                         7,220       6,321
                                                      ==========  ==========
EARNINGS PER COMMON SHARE,
  based on the weighted average
  number of shares outstanding
  during the period                                   $     .40   $     .11
                                                      ==========  ==========
DIVIDENDS DECLARED PER COMMON SHARE                   $     .33   $     .33
                                                      ==========  ==========
See notes to the consolidated financial statements.



                        BANGOR HYDRO-ELECTRIC COMPANY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION

    Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in Bangor Hydro-Electric Company's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K") should be read in conjunction with the comments below.


EARNINGS

    Earnings for the quarter ended March 31, 1995 were $.40 per common share compared to $.11 per common share for the same period in 1994. The 1995 earnings per share number is based on a greater number of common shares outstanding than in 1994.
    With the Maine Public Utilities Commission's (MPUC) order on February
14, 1995 approving many aspects of the Company's Alternative Marketing Plan
(AMP) proposal, the fuel clause adjustment (FCA), seasonal rates and deferred fuel accounting were eliminated effective January 1, 1995 with the Company maintaining its rates at existing levels (combining base and fuel revenues). The change in FCA required the Company to record, as expense, actual fuel costs incurred whereby previously fuel costs were expensed when recovered through revenues. For the quarter ended March 31, 1995 earnings were enhanced by $1.7 million before income taxes. Despite the decrease in kilowatt hour (KWH) sales in the first quarter of 1995, electric operating revenues increased by $1.9 million as a result of the elimination of seasonal rates on March 7, 1995, which resulted in a higher combined electric rate, due to the blended average rate now in effect being in excess of the summer rate that was in effect during March 1994. Operations and Maintenance (O&M) expenses were $2.6 million lower in the 1995 quarter as compared to 1994 due principally to the early retirement program implemented in March 1994. The Company experienced a $2.8 million non-cash charge before taxes related to this event. The positive earnings performance in the first quarter of 1995 is not anticipated to continue for the remainder of 1995 due to the possible ramifications of the Maine Yankee shutdown (discussed below), as well as the favorable impact the elimination of FCA had on the first quarter is not expected to continue over the rest of the year.


IMPORTANT CURRENT ACTIVITIES

    MAINE YANKEE - The Company owns 7% of the common stock of Maine Yankee Atomic Power Company (Maine Yankee) which owns and operates a nuclear power plant in Wiscasset, Maine. Under purchased power arrangements, the Company is entitled to purchase an amount approximately equal to its ownership share of the output of Maine Yankee, an entitlement of approximately 61 megawatts. The Company is also obligated to pay its pro rata share of Maine Yankee's operating expenses, fuel costs, capital costs, and decommissioning costs.
The Maine Yankee unit, like other pressurized water reactors, has been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of steam generator tubes. In the past the detection of defects has resulted in the plugging of those tubes to prevent their subsequent use. During the refueling and maintenance shutdown that commenced in early February 1995, Maine Yankee detected increased degradation of the plant's steam generator tubes in excess of the number expected.
    Following a careful, detailed analysis of the safety, technical and financial considerations associated with its defective steam generator tubes, Maine Yankee intends to further explore sleeving all 17,000 steam generator tubes. Testing has revealed that approximately 40 percent of the tubes are free of defects. Maine Yankee's plan would be to sleeve all tubes as a preventative safety measure. If this option were implemented, the plant could return to service in the final quarter of 1995.
    Based on Maine Yankee's initial review, Maine Yankee management has indicated that sleeving appears to be the most viable option. Sleeving is a safe, economical repair solution that would allow the steam generators to function well for several years. Sleeving is a proven technology that has been used widely throughout the industry for more than ten years and has an excellent track record of success.
    The Company estimates that, under current conditions in the bulk power market, its power costs will be increased by approximately $700,000 to $900,000 per month during the Maine Yankee shutdown, which will place added pressure on the Company's earnings in 1995 with the elimination of the FCA. In addition, the Company would be responsible for its pro rata share of any costs associated with repairing or mitigating the impact of the degraded tubes. The Company believes it is too early to provide reliable estimates of such costs, but that they could be substantial.

    BUYBACK OF PURCHASED POWER CONTRACTS - The Company has negotiated definitive agreements to buy back two contracts for the purchase of power from operators of biomass-fueled plants located in West Enfield and Jonesboro, Maine, that will involve a financing on the Company's part of about $162 million. The Company is currently pursuing regulatory approvals and financing alternatives. Although financing this transaction is a significant challenge, the Company believes accomplishing these buybacks will improve the Company's chance for improved earnings sooner than if the contracts were to stay in place.


REVENUES

    The $1.9 million increase in total electric operating revenues was attributable to the 15.9% base rate increase effective March 1, 1994 as well as the previously mentioned impact of the elimination of seasonal rates for certain customers, offset by a .9% decrease in total KWH sales in the first quarter of 1995 as compared to 1994. The decrease in KWH sales was due principally to the warmer than average winter as well as the continued sluggish economy in the Company's service territory.


EXPENSES

    With the AMP order by the MPUC, and the elimination of the FCA, the Company, in the first quarter of 1995, began recording, as expense, the actual cost of fuel for generation. Previously the Company had historically been permitted to adjust its rates retroactively for changes in these costs. The FCA had allowed the Company to respond quickly to changes in fuel costs (both increases and decreases) and had reduced the volatility of earnings.
As discussed in the section on earnings, the elimination of the FCA resulted in a $1.7 million decrease in fuel expenses in the first quarter of 1995, as compared to the expense had the FCA still been in effect.
    As of January 1, 1995, the Company's collections under the FCA had exceeded its costs by approximately $3.03 million. With the elimination of the FCA, the MPUC recognized that there would no longer be a mechanism for the return of that sum to customers. The MPUC allowed the Company to retain that overcollection and ordered that the amount be amortized over a period of three years, effective January 1, 1995. Consequently, in the first quarter of 1995 this amortization resulted in a $252,000 decrease in fuel for generation expense.
    The $778,000 increase in purchased power expense was due principally to higher Maine Yankee capacity and transmission costs, as well as with the elimination of the FCA, certain capacity transmission costs are no longer reclassified as fuel costs.
    The $2.6 million decrease in other O&M expense in the first quarter of 1995 was primarily a result of the early retirement program implemented in the first quarter of 1994, which positively impacted O&M payroll for the first quarter of 1995 by $498,000 as compared to 1994. This expense decrease was offset to some extent by the Company charging to operations, beginning in March 1994, the full amount of other postretirement benefit expense under Financial Accounting Standards Board Statement Number 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FASB 106). FASB 106 in the first quarter of 1995 was $275,000 greater than that recorded in the first quarter of 1994. Also amortizations of certain deferred charges allowed in the last recent base rate case, which principally became effective March 1, 1994, were $159,000 greater in the 1995 quarter as compared to 1994.
    The increase in depreciation and amortization expense was due to an increase in depreciable property.
    Effective March 1, 1994 in connection with the last base rate increase, the Company began amortizing deferred costs associated with the Beaver Wood Joint Venture (Beaver Wood) purchased power contract termination over a nine year period. Amortization expense in the first quarter of 1995 was $648,000 greater than that recorded in the 1994 period.
    The increase in income taxes was primarily a function of greater taxable income in the first quarter of 1995. The effective income tax rate was 32% in the first quarter of 1995 as compared to 25% in the first quarter of 1994. This was due to significantly greater amounts of the equity component of AFDC in the 1994 period, which is non-taxable income.
    AFDC decreased in 1995 relative to 1994 primarily because the Company ceased accruing carrying costs associated with the Beaver Wood purchased power contract buyout when recovery was authorized by the MPUC on March 1, 1994.
    Other interest expense, which is composed primarily of interest expense on short term borrowings, increased due to higher interest rates, offset by lower levels of short term borrowings outstanding in the 1995 quarter.


LIQUIDITY AND CAPITAL RESOURCES

    The Consolidated Statements of Cash Flows reflect events in the first three months of 1995 and 1994 as they affect the Company's liquidity. Net cash provided by operations for the quarter ended March 31, 1995 decreased $5.0 million compared to the 1994 period. The decrease in cash flows was due principally to deferred fuel revenue, which decreased $252,000 in the 1995 period as compared to a $5.3 million increase for the 1994 period. The decrease was also due to a $987,000 increase in net receivables, and unbilled revenue in 1995 as compared to a $2.5 million increase in 1994. These decreases in cash flows from operations were offset to some extent by increased net income in the 1995 period as compared to 1994, and a $1.0 million increase in accounts payable in 1995 as compared to a $1.9 million decrease in the 1994 period.
    On March 30, 1994 the Company completed a common stock offering that raised approximately $14.1 million with the issuance and sale of 867,500 shares of common stock. The proceeds from the sale were utilized to reduce the Company's outstanding short-term debt.
    Under the Company's Dividend Reinvestment and Common Stock Purchase Plan the Company realized a common stock investment of $421,000 through the issuance of 44,201 new common shares in the first quarter of 1995 as compared to $354,000 in the comparable 1994 period through the issue of 19,780 shares.
    The Company is presently engaged in discussions with its short-term lenders in connection with renewing the Company's short-term borrowing facilities and accommodating the proposed financing of the power contract buyback discussed earlier.
    The Company in each period made regular and optional sinking fund payments on its 12.25% first mortgage bonds.




                        BANGOR HYDRO-ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                000's Omitted
                                 (Unaudited)

                        ASSETS                          March 31,    Dec. 31,
                                                          1995         1994
                                                       -----------  -----------
INVESTMENT IN UTILITY PLANT:
  Electric plant in service, at original cost          $  288,212   $  274,830
  Less - Accumulated depreciation and amortization         77,382       75,667
                                                       -----------  -----------
                                                       $  210,830   $  199,163

  Construction in progress                                 15,373       23,929
                                                       -----------  -----------
                                                       $  226,203   $  223,092
  Investments in corporate joint ventures-
    Maine Yankee Atomic Power Company                  $    4,750   $    4,754
    Maine Electric Power Company, Inc.                        125          125
                                                       -----------  -----------
                                                       $  231,078   $  227,971
                                                       -----------  -----------
OTHER INVESTMENTS, principally at cost                 $    3,777   $    3,482
                                                       -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents                            $    1,466   $    1,956
  Accounts receivable, net of reserve                      19,182       19,130
  Unbilled revenue receivable                               7,572        8,611
  Inventories, at average cost:
    Material and supplies                                   2,693        2,992
    Fuel oil                                                  369          435
  Prepaid expenses                                          1,161        1,681
  Deferred purchased power costs                            1,301          235
  Current deferred income taxes                               910        1,094
                                                       -----------  -----------
    Total current assets                               $   34,654   $   36,134
                                                       -----------  -----------
DEFERRED CHARGES:
  Investment in Seabrook Nuclear Project, net of
    accumulated amortization of $23,802 in 1995
    and $23,377 in 1994                                $   35,040   $   35,465
  Costs to terminate purchased power contract              35,767       36,739
  Deferred regulatory assets                               31,161       33,537
  Prepaid pension costs                                     2,182        2,082
  Demand-side management costs                              2,494        2,684
  Other                                                     3,473        3,156
                                                       -----------  -----------
    Total deferred charges                             $  110,117   $  113,663
                                                       -----------  -----------
      Total assets                                     $  379,626   $  381,250
                                                       ===========  ===========

See notes to the consolidated financial statements.



                        BANGOR HYDRO-ELECTRIC COMPANY
                         CONSOLIDATED BALANCE SHEETS
                                000's Omitted
                                 (Unaudited)
                                                          March 31,  Dec. 31,
         STOCKHOLDERS' INVESTMENT AND LIABILITIES           1995       1994
                                                          ---------- ----------
CAPITALIZATION:
  Common stock, par $5 per share -
    Authorized 10,000,000 shares
    Outstanding- 7,229,344 in 1995 and 7,185,143 in 1994  $  36,147  $  35,926
  Amounts paid in excess of par value                        56,174     55,974
  Retained earnings                                          14,252     13,758
                                                          ---------- ----------
                                                          $ 106,573  $ 105,658
  Preferred stock, non-participating, cumulative,
   par value $100 per share, authorized - 600,000 shares
      Not redeemable or redeemable solely at the
        option of the Company                             $   4,734  $   4,734
      Subject to mandadory redemption requirements -
        8.76%, callable at 105.63% if called on
        or prior to December 27, 1995, 150,000
        shares authorized and outstanding, exclusive
        of current sinking fund requirements                 13,758     13,740

  Long-term debt, exclusive of current sinking fund
   requirements                                             114,922    116,367
                                                          ---------- ----------
      Total capitalization                                $ 239,987  $ 240,499
                                                          ---------- ----------
CURRENT LIABILITIES:
  Notes payable - banks                                   $  27,000  $  27,000
                                                          ---------- ----------
  Other current liabilities -
    Sinking fund requirements on preferred stock
      and long-term debt                                  $   3,051  $   2,961
    Accounts payable                                         15,671     14,669
    Dividends payable                                         2,781      2,766
    Accrued interest                                          2,439      3,650
    Deferred fuel revenue                                     2,773      3,025
    Customers' deposits                                         321        288
    Income taxes payable                                      2,015        966
                                                          ---------- ----------
      Total other current liabilities                     $  29,051  $  28,325
                                                          ---------- ----------
      Total current liabilities                           $  56,051  $  55,325
                                                          ---------- ----------
DEFERRED CREDITS AND RESERVES:
  Deferred income taxes - Seabrook                        $  18,214  $  18,434
  Other accumulated deferred income taxes                    48,841     50,084
  Deferred regulatory liability                               8,927      9,222
  Unamortized investment tax credits                          2,371      2,415
  Other                                                       5,235      5,271
                                                          ---------- ----------
    Total deferred credits and reserves                   $  83,588  $  85,426
                                                          ---------- ----------
      Total Stockholders' Investment and Liabilities      $ 379,626  $ 381,250
                                                          ========== ==========

See notes to the consolidated financial statements.


                    BANGOR HYDRO-ELECTRIC COMPANY
             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                            000's Omitted
                             (Unaudited)



                                                    1995        1994
                                                  ---------   ---------

     BALANCE AT JANUARY 1                         $ 13,758    $ 17,386

     ADD - NET INCOME                                3,293       1,095
                                                  ---------   ---------
                                                  $ 17,051    $ 18,481
                                                  ---------   ---------


     DEDUCT:

       Cash dividends declared on -
         Preferred stock                          $    395    $    395
         Common stock                                2,386       2,347
         Other                                          18          18
                                                  ---------   ---------
                                                  $  2,799    $  2,760
                                                  ---------   ---------

     BALANCE AT MARCH 31                          $ 14,252    $ 15,721
                                                  =========   =========




See notes to the consolidated financial statements.


                    BANGOR HYDRO-ELECTRIC COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                            000's Omitted
                             (Unaudited)
                                                               1995      1994
CASH FLOWS FROM OPERATIONS:                                 --------- ---------
  NET INCOME                                                $  3,293  $  1,095
    Adjustments to reconcile net income to net cash
      provided by (used in) operations:
        Depreciation and amortization                          1,549     1,298
        Amortization of Seabrook Nuclear Project                 425       425
        Amortization of costs to terminate
          purchased power contract                               972       324
        Allowance for equity funds used during construction     (219)     (553)
        Deferred income tax provision                            660       345
        Deferred investment tax credits                          (44)      (45)
      Changes in assets and liabilities:
        Deferred purchased power costs                        (1,066)      391
        Receivables, net and unbilled revenue                    987     2,482
        Prepaid pension costs                                   (100)    1,691
        Accounts payable                                       1,002    (1,909)
        Accrued interest                                      (1,211)   (1,282)
        Deferred fuel revenue                                   (252)    5,274
        Current and deferred income taxes                      1,171       444
        Other current assets and liabilities, net                553       754
        Other, net                                               495     2,441
                                                            --------- ---------
  Net Cash Provided By Operations                           $  8,215  $ 13,175
                                                            --------- ---------
CASH FLOWS FROM INVESTING:
  Construction expenditures                                 $ (4,795) $ (4,564)
  Allowance for borrowed funds used during construction         (210)     (692)
                                                            --------- ---------
  Net Cash (Used in) Investing                              $ (5,005) $ (5,256)
                                                            --------- ---------
CASH FLOWS FROM FINANCING:
  Dividends on preferred stock                              $   (395) $   (395)
  Dividends on common stock                                   (2,371)   (2,054)
  Sinking fund payments on long-term debt                     (1,355)   (1,259)
  Issuances:
    Common stock:
      Public offering (867,500 shares in 1994)                   -      14,084
      Dividend reinvestment plan (44,201 shares in 1995
        and 19,780 shares in 1994)                               421       354
      Short-term debt, net                                       -     (20,000)
                                                            --------- ---------
  Net Cash (Used in) Financing                              $ (3,700) $ (9,270)
                                                            --------- ---------
Net Change in Cash and Cash Equivalents                     $   (490) $ (1,351)
Cash and Cash Equivalents-Beginning of Quarter                 1,956     2,387
                                                            --------- ---------
Cash and Cash Equivalents-End of Quarter                    $  1,466  $  1,036
                                                            ========= =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  CASH PAID DURING THE QUARTER FOR -
    Interest (Net of Amount Capitalized)                    $  3,956  $  3,709
    Income Taxes                                                 -         -
                                                            ========= =========

See  notes to the consolidated financial statements.


                       BANGOR HYDRO-ELECTRIC COMPANY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1995
                                -------------
                                 (Unaudited)


(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:

    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and the notes thereto and all other information included in the 1994 Form 10-K.
    In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of March 31, 1995 and the results of operations and cash flows for the periods ended March 31, 1995 and 1994.
    The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 1994 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.


(2)  INCOME TAXES:

     The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the above provisions for federal income taxes:


                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                          1995          1994
                                          ----          ----

                                      Amount    %    Amount    %
                                     --------  --   --------  --

                                        (Dollars in Thousands)
                                        ----------------------

Federal income tax provision
    at statutory rate                $1,807   34%    $474    34%
Less permanent reductions in
    tax expense resulting from
    statutory exclusions from
    taxable income                       55    1      179    12

                                     ------  ---   ------    ---
Federal income tax provision
    before effect of temporary
    differences                      $1,752   33%    $295    22%
Less (plus) temporary differences
    that are flowed through for
    ratemaking and accounting
     purposes                            49    1      (57)   (3)

                                     ------   ---   -----    ---
Federal income tax provision         $1,703   32%    $352    25%
                                     ======   ===   ======   ===


3)  INVESTMENT IN MAINE YANKEE AND MEPCO:

   Condensed financial information for Maine Yankee Atomic Power Company ("Maine Yankee") and Maine Electric Power Company, Inc. ("MEPCO") is as follows:

                                       MAINE YANKEE           MEPCO
                                     ----------------    -----------------
                                            (Dollars in Thousands)
                                                (Unaudited)
                                     Operations for Three Months Ended
                                     -------------------------------------

                                     March 31  March 31  March 31  March 31
                                       1995      1994      1995     1994
                                     --------  --------  -------- --------
OPERATIONS:
  As reported by investee-
   Operating revenues                $62,662   $ 39,316  $ 9,069  $ 5,048
                                     =======   ========  =======  =======

  Earnings applicable to
    common stock                     $ 1,715   $  1,707  $    26  $    26
                                     =======   ========  =======  =======
 Company's reported equity-
   Equity in net income              $   120   $    119  $     4  $     4

    Deduct-Effect of
      adjusting Company's
       estimate to actual                  8        (18)       -        -
                                     -------   --------  -------  -------
   Amounts reported by
     Company                         $   128   $    101  $     4  $     4
                                     =======   ========  =======  =======



                                        MAINE YANKEE          MEPCO
                                     -----------------   ----------------
                                              (Dollars in Thousands)
                                                  (Unaudited)
                                             Financial Position at
                                      -----------------------------------

                                     Mar. 31   Dec. 31   Mar. 31  Dec. 31
                                       1995      1994     1995     1994
                                     --------  -------- -------- --------
FINANCIAL POSITION:
As reported by investee-
  Total assets                      $568,787  $549,910  $ 7,038  $ 6,563
  Less-
    Preferred stock                   18,600    19,200        -        -
    Long-term debt                   115,166   118,666    1,730    1,730
    Other liabilities and
      deferred credits               367,487   344,550    4,430    3,955
                                     -------   -------  -------  -------
      Net assets                    $ 67,534  $ 67,494  $   878  $   878
                                     =======   =======  =======  =======

Company's reported equity-
  Equity in net assets              $  4,727  $  4,725  $   125  $   125
  Add (deduct) - Effect
    of adjusting Company's
    estimate to actual                    23        29         -       -
                                    --------  --------  -------- -------
  Amounts reported by
    Company                         $  4,750  $  4,754  $    125 $   125
                                    ========  ========  ======== =======


(4)  ALTERNATIVE MARKETING PLAN:

    With the Maine Public Utilities Commission's (MPUC) order on February
14, 1995, approving many aspects of the Company's Alternative Marketing Plan proposal, the fuel adjustment clause and deferred fuel accounting were eliminated effective January 1, 1995. Consequently, in the first quarter of 1995, base and fuel cost adjustment (FCA) rates have been combined into one overall rate, and the associated revenues are reflected as Electric Operating Revenues.
    As of January 1, 1995, the Company's collections under the FCA had exceeded its costs by approximately $3.03 million. The MPUC has allowed the Company to retain the overcollection and ordered that the amount be amortized over a period of three years beginning January 1, 1995.


(5)  MAINE YANKEE OUTAGE:

    The Maine Yankee unit, like other pressurized water reactors, has been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of steam generator tubes. During the refueling and maintenance shutdown that commenced in early February 1995, Maine Yankee detected increased degradation of the plant's steam generator tubes in excess of the number expected.
    Following a careful, detailed analysis of the safety, technical and financial considerations associated with its defective steam generator tubes, Maine Yankee intends to further explore sleeving all 17,000 steam generator tubes. If this option were implemented, the plant could return to service in the final quarter of 1995.
    The Company estimates that, under current conditions in the bulk power market, its power costs will be increased by approximately $700,000 to $900,000 per month during the Maine Yankee shutdown. In addition, the Company would be responsible for its pro rata share of any costs associated with repairing or mitigating the impact of the degraded tubes. The Company believes it is too early to provide reliable estimates of such costs, but that they could be substantial.


(6)  BUYBACK OF PURCHASED POWER CONTRACTS:

    The Company has negotiated definitive agreements to buy back two contracts for the purchase of power from operators of biomass-fueled plants located in West Enfield and Jonesboro, Maine, that will involve a financing
on the Company's part of about $162 million.   The Company is currently
pursuing regulatory approvals and financing alternatives.


(7)  RECLASSIFICATIONS:

    Certain 1994 amounts have been reclassified to conform with presentation used in Form 10-Q for the quarter ended March 31, 1995.



                        BANGOR HYDRO-ELECTRIC COMPANY



                 FORM 10-Q FOR PERIOD ENDING MARCH 31, 1995



                                   PART II








ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  ---------------------------------

    EXHIBITS - None.
    --------


    REPORTS ON FORM 8-K
    -------------------

    A Current Report on Form 8-K dated March 15, 1995 describing certain regulatory changes, reporting on the buyback of two high-cost contracts for the purchase of power from non-utility independent power producers with whom the Company was required to contract in the 1980's and describing the implications of those events on the Company's dividend policy was submitted during the period covered by this Report.








                        BANGOR HYDRO-ELECTRIC COMPANY

                  FORM 10-Q FOR PERIOD ENDED MARCH 31, 1995




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




                                         BANGOR HYDRO-ELECTRIC COMPANY
                                          -----------------------------
                                                (Registrant)




                                            /s/ Robert C. Wesier
Dated:  May 11, 1995                       -----------------------------

                                              Robert C. Weiser
                                                  Treasurer
                                           (Chief Financial Officer)