Form 10-Q
period 1995-06-30
BANGOR HYDRO ELECTRIC CO
filed 1995-08-11
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1995      Commission File No. 0-505
                      -------------                          -----


                     BANGOR HYDRO-ELECTRIC COMPANY
        ------------------------------------------------------
        (Exact Name of Registrant as specified in its Charter


              Maine                         01-0024370
- -------------------------------       --------------------
(State or Other Jurisdiction of       (I.R.S. Employer
 Incorporation or Organization)        Identification No.)


    33 State Street, Bangor, Maine             04401
- ----------------------------------------    ----------
(Address of Principal Executive Offices)    (Zip Code)


Registrant's Telephone Number, including Area Code    207-945-5621
                                                      ------------


                                 None
- -----------------------------------------------------------------------
           Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report


        Outstanding Common Stock, $5 Par Value - 7,264,849 Shares
                                June 30, 1995


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


                                  FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 1995

                       PART I - FINANCIAL INFORMATION

                                                         PAGE
                                                          ----

Cover Page                                                  1

Index                                                       2

Consolidated Statements of Income                           3

Management's Discussion and Analysis
  of Financial Statements                                   4

Consolidated Balance Sheets - June 30, 1995 and
  December 31, 1994                                        17

Consolidated Statements of Capitalization                  19

Consolidated Statements of Cash Flows                      20

Consolidated Statements of Retained Earnings               21

Notes to the Consolidated Financial Statements             22

PART II - OTHER INFORMATION                                30

Item 2 - Changes in Securities                             31

Item 4 - Submission of Matters to a Vote of
  Security Holders                                         31

Item 6 - Exhibits and Reports on Form 8-K                  31

Signature Page                                             33


                         BANGOR HYDRO-ELECTRIC COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     000's Omitted Except Per Share Amounts
                                  (UNAUDITED)

                                         3 Months Ended       6 Months Ended
                                        June 30,  June 30,   June 30,  June 30,
                                         1995      1994       1995      1994
                                      -------------------- --------------------

ELECTRIC OPERATING REVENUES              43,694    39,663     91,957    86,039
                                      -------------------- --------------------
OPERATING EXPENSES:
  Fuel for generation                    24,243    18,732     49,201    45,388
  Purchased power                         6,388     3,384     10,348     6,566
  Other operation and maintenance         8,155     8,099     15,389    17,974
  Depreciation and amortization           1,807     1,295      3,356     2,593
  Amortization of Seabrook Nuclear Unit     425       425        850       850
  Amortization of costs to terminate
    purchased power contract                971       971      1,943     1,295
  Taxes -
    Property and payroll                  1,252     1,132      2,469     2,368
    State income                           (346)      139        (45)       97
    Federal income                         (640)      938      1,004     1,322
                                      -------------------- --------------------
                                         42,255    35,115     84,515    78,453
                                      -------------------- --------------------
OPERATING INCOME                          1,439     4,548      7,442     7,586
                                      -------------------- --------------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used
    during construction                     135       212        354       765
  Other, net of applicable income taxes    (203)       59       (119)      (17)
                                      -------------------- --------------------
                                            (68)      271        235       748
                                      -------------------- --------------------
INCOME BEFORE INTEREST EXPENSE            1,371     4,819      7,677     8,334
                                      -------------------- --------------------
INTEREST EXPENSE:
  Long-term debt                          2,670     2,705      5,312     5,414
  Other                                     529       309      1,110       712
  Allowance for borrowed funds used
    during construction                    (132)     (203)      (342)     (895)
                                      -------------------- --------------------
                                          3,067     2,811      6,080     5,231
                                      -------------------- --------------------
NET INCOME (LOSS)                        (1,696)    2,008      1,597     3,103
DIVIDENDS ON PREFERRED STOCK                413       413        826       826
                                      -------------------- --------------------
EARNINGS (LOSS) APPLICABLE TO COMMON
  STOCK                                  (2,109)    1,595        771     2,277
                                      ==================== ====================
WEIGHTED AVERAGE NUMBER OF SHARES         7,257     7,127      7,239     6,727
                                      ==================== ====================
EARNINGS (LOSS) PER COMMON SHARE, based
  on the weighted average number of
  shares outstanding during the period    (0.29)     0.22       0.11      0.34
                                      ==================== ====================
DIVIDENDS DECLARED PER COMMON SHARE        0.18      0.33       0.51      0.66
                                      ==================== ====================

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

EARNINGS
    The quarter ended June 30, 1995 resulted in a loss of $.29 per common share, compared to earnings of $.22 per common share for the quarter ended June 30, 1994. The difference in earnings is principally attributable to the impact of the necessity to incur higher costs for power to replace the Company's share of Maine Yankee's output, as well as accruing, at June 30, 1995, the Company's estimated total share of the resleeving project costs (see the discussion of Maine Yankee below). The 1995 loss per share number is based on a greater number of common shares outstanding than in 1994.

IMPORTANT CURRENT ACTIVITIES
    BUYBACK OF PURCHASED POWER CONTRACTS - As discussed previously, in early 1995 the Company reached an agreement to buy back two high-cost contracts for the purchase of power from non-utility generators. The buyback agreement was contingent upon a number of conditions, including negotiation of definitive documentation, the ability of the Company to obtain satisfactory financing arrangements, the securing of necessary governmental approvals and a satisfactory agreement with another utility to which the Company was reselling a portion of the electrical output from the plants.
    All of the necessary conditions were met, and on June 30, 1995, the Company completed the buyback of the two purchased power contracts at a cost of approximately $170 million, including transaction costs. Under the Company's Alternative Marketing Plan (AMP), the buyback costs have been deferred and recorded as a regulatory asset, to be amortized and collected over a ten year period, beginning July 1, 1995. The cost of the buyback was financed entirely by new debt instruments, thereby significantly increasing the Company's indebtedness. The major components of the new debt are as follows:
    1. The Company has entered into a Loan Agreement with the Finance Authority of Maine (FAME), a body corporate and politic and public instrumentality of the State of Maine. Pursuant to authorizing legislation in Maine, FAME issued $126 million of notes through a private placement, the repayment of which is the responsibility of the Company under the terms of the Loan Agreement. Of that amount, approximately $105 million was made available to the Company to finance a portion of the buyback and approximately $21 million was set aside in a capital reserve fund. The notes bear interest at an annual rate of 7.03%, mature on July 1, 2005 and are subject to a schedule of annual principal payments beginning on July 1, 1998. The amount held in the capital reserve fund will be used to pay the final installments of principal and interest due in 2005.
    In order to secure the FAME notes, the Company executed a new General and Refunding Mortgage Indenture and Deed of Trust establishing a lien on the Company's property junior to the lien under the Company's First Mortgage Bonds Indenture. After the issuance of $115 million in First Mortgage Bonds to a group of bank lenders discussed below, the Company may not issue any additional First Mortgage Bonds in the future except to the trustee under the new General and Refunding Mortgage. The Company issued bonds to FAME under the new mortgage in the amount of $126 million.
    2. The Company entered into a Credit Agreement with a group of seven banks consisting of a revolving credit facility in the initial amount of $55 million and a term loan in the amount of $60 million. The revolving credit facility replaces the Company's short term credit facilities that existed prior to the closing, and also provides for the issuance of a letter of credit required to support $4.2 million of the Company's Pollution Control Revenue Bonds. The revolving credit facility has a term of five years. The term loan, used to finance a portion of the buyback cost, also has a five year term and requires annual principal payments of $12 million beginning June 30, 1996. The Credit Agreement has various options for interest charges under variable rate formulas, but the Company is required to enter into a transaction to cap or fix the rate of interest on the term loan within 120 days of the execution of the Agreement. The Credit Agreement is secured by $115 million of non-interest bearing First Mortgage Bonds.
    The debt instruments executed in connection with this financing contain a number of covenants and restrictions that the Company believes to be usual and customary for such a transaction, including limitations on the aggregate amount of indebtedness that the Company may incur and restrictions on the payment of dividends.
    In addition to the buyback costs incurred to date, the Company is committed under certain conditions to reimburse the Towns of Enfield and Jonesboro for lost property tax revenues in an amount not expected to exceed $1.4 million over a two year period. The Company believes that the accomplishment of this transaction will provide substantial benefits for its customers, and should enhance the Company's prospects for improved earnings sooner than if the buyback did not occur.
    REDUCTION OF DIVIDEND ON COMMON STOCK - The dividend on common stock was reduced by $.15 from the prior quarterly level of $.33 per share that the Company had been paying since early 1992. This results in a reduction in the indicated annual rate from $1.32 to $.72.
    The Company had announced in March 1995 that a reduction in the common dividend was likely to occur in 1995. The reduction has been occasioned by the continuing pressure on earnings and the necessity to avoid further rate increases as the Company, along with the rest of the electric utility industry, adjusts to a more competitive business environment. In addition, as discussed above, the financing agreements in connection with the purchased power contract buybacks restrict the Company's ability to continue with the high common dividend payout ratios that the Company has been maintaining in recent years.
    Especially as a result of the financial impact of the Maine Yankee outage, discussed below, the Company's common dividends will probably not be covered by earnings in 1995, even after taking into consideration the dividend reduction. Beyond 1995, though, the Company presently anticipates that the common dividend payout, after this reduction, should be at a level more appropriate for the risks and uncertainties with which the Company must deal as the transition to greater competition continues.
    MAINE YANKEE - The Company has a 7% equity investment in the Maine
Yankee nuclear generating plant, which has been a low cost source of power since it came on line in the early 1970's. As reported in the first quarter of 1995, when the plant shut down for refueling earlier this year, inspections resulted in discovering that the steam generator tubes were degrading and would require extensive repair. After a thorough evaluation, in May it was determined to resleeve all of the tubes in all three steam generators. The cost of this repair is estimated at $40 million, of which the Company is responsible for 7%. The resleeving costs are offset to some extent by O&M savings at Maine Yankee, due to various cost cutting measures being implemented by the Company while the plant is nonoperational. Repairs have begun, and the project should be completed by the end of 1995. In addition, the Company is incurring replacement power costs of approximately $800,000 per month while the plant is off-line.
    COST REDUCTIONS - The Company is in the process of implementing internal cost reductions. During the remainder of 1995, the Company expects to reduce its operation & maintenance (O&M) costs through a combination of workforce reductions and cuts in discretionary spending. These cost reductions are expected to be at least $3 million (annualized). The workforce reductions will be accomplished with another early retirement plan and other involuntary severance arrangements, and could result in a 13% reduction in the workforce. As with the prior downsizing programs the Company has implemented, the cost of the program must be recognized in full at the time it is implemented. The Company cannot presently estimate that cost, but expects that it will be recognized and recorded later in 1995.
    DEVELOPMENTS UNDER THE COMPANY'S ALTERNATIVE MARKETING PLAN- On July 6, 1995, the Maine Public Utilities Commission (MPUC) approved the Company's price reduction (to $.05/KWH) for residential space heating. The MPUC had earlier this year approved many aspects of AMP which is intended to allow the Company greater flexibility to price electricity at competitive levels with other energy sources. Such pricing flexibility was advocated by the Company as an important element of its plan to improve the financial performance of the Company while maintaining stable rates for "core" customers by identifying new markets for the Company's services. The residential space heating price was the first major marketing initiative proposed by the Company under AMP.

REVENUES
    The $4.0 million increase in total electric operating revenues was attributable to a 4.25% increase in total (kilowatt hour) KWH sales in the second quarter of 1995 as compared to 1994 as well as a $1.2 million increase in off-system sales (sales related to power pool and interconnection agreements and resales of purchased power) for the quarter ended June 30, 1995 compared to the 1994 period. Increased revenues in the 1995 period were also affected by the elimination of seasonal rates for certain customers in March 1995.

EXPENSES
    With the AMP order by the MPUC, and the elimination of the fuel cost adjustment (FCA), the Company, in the first quarter of 1995, began recording, as expense, the actual cost of fuel for generation. Previously the Company had historically been permitted to adjust its rates retroactively for changes in these costs. The significant increase in fuel and purchased power expense in the second quarter of 1995 were a function of the elimination of the FCA, as well as the resleeving and replacement power costs related to Maine Yankee (previously discussed). These increases were offset to some extent by the amortization of $252,000 in deferred fuel revenues in the second quarter of 1995, related to overcollections from customers under the FCA. The Company is amortizing the overcollected balance of $3.03 million as of January 1, 1995 over a three year period.
    The $56,000 increase in other O&M expense in the second quarter of 1995 was primarily a result of a $460,000 increase in bad debt write-offs, offset by a $322,000 decrease in O&M payroll as compared to 1994. The decreased payroll expense was a function of lower employee levels in the 1995 period as compared to 1994.
    The increase in depreciation and amortization expense was due to an increase in depreciable property, as well as an increase in the composite depreciation rate from 3.0% to 3.2%, resulting from a depreciation study conducted by the Company.
    The increase in property and other taxes in the second quarter of 1995 was due principally to greater property taxes, which was a result of increased property levels and property tax rates.
    The decrease in income taxes was primarily a function of a taxable loss in the second quarter of 1995.
    Allowance for funds used during construction (AFDC) decreased in 1995 relative to 1994 primarily due to decreased construction levels in the 1995 period.
    Other deductions increased in the 1995 quarter due to the write-off of preliminary survey and investigatory costs related to a proposed new facility for the Company, which has been delayed indefinitely.
    Other interest expense, which is composed primarily of interest expense on short term borrowings, increased due to higher interest rates as well as a $10.5 million increase in weighted average short term borrowings outstanding in the 1995 quarter as compared to 1994.


SIX MONTHS OF 1995 VERSUS SIX MONTHS OF 1994

REVENUES
    The $5.9 million increase in total electric operating revenues was attributable to the 15.9% base rate increase effective March 1, 1994, the previously mentioned elimination of seasonal rates for certain customers, an overall 1.55% increase in KWH sales in the 1995 period as compared to 1994, and off-system sales increased by $1.3 million in 1995.

EXPENSES
    The increase in fuel and purchased power expenses in the 1995 period as compared to 1994 are due to the same factors as noted for the second quarter of 1995 versus the 1994 quarter.
    The decrease in other O&M in 1995 was primarily a result of the early retirement program implemented in the first quarter of 1994, which resulted in a $2.8 million charge to operations in 1994. Also, as a result of the corresponding reduction in employee levels, O&M payroll expense was $908,000 lower in the 1995 period as compared to 1994. These reductions were offset by a $479,000 increase in bad debt expense, due to higher levels of write-offs in 1995 versus 1994.
    The reasons for the increases in depreciation and amortization expense, as well as property and payroll taxes for the 1995 period as compared to 1994 are consistent with those previously discussed.
    Effective March 1, 1994, the Company began amortizing deferred costs associated with the Beaver Wood Joint Venture (Beaver Wood) purchased power contract termination over a nine year period. Amortization expense in 1995 was $648,000 greater than the same 1994 period.
    The decrease in income taxes was primarily a function of lower earnings in the 1995 period as compared to 1994.
    AFDC decreased in 1995 relative to 1994 primarily because the Company ceased accruing carrying costs associated with the Beaver Wood purchased power contract buyout when recovery was authorized by the MPUC on March 1, 1994. The decrease was also a function of lower levels of construction in the 1995 period.
    Other interest expense increased principally due to higher interest rates as well as a $2.4 million increase in weighted average short term borrowings outstanding in the 1995 period as compared to 1994.


LIQUIDITY AND CAPITAL RESOURCES
    The Consolidated Statements of Cash Flows reflect events in the first six months of 1995 and 1994 as they affect the Company's liquidity. Net cash used in operations was $189.4 million for the period ended June 30, 1995 as compared to $20.4 million of net cash provided by operations for the comparable 1994 period. As previously discussed, in June 1995 the Company incurred
$196.5 million in expenditures related to the Ultrapower purchased power contracts buyback ($168.7 million) and related financing costs ($27.8 million). These financing costs included debt issuance costs ($2.2 million), funding of the debt service reserve fund ($21.2 million), and collateral pledged on the Company's letter of credit associated with its Pollution
Control Revenue Bonds ($4.4 million).
    The decrease in cash flows was also due to deferred fuel revenue, which decreased $1.9 million in the 1995 period as compared to a $4.2 million increase for the 1994 period. Also accounts payable decreased $3.8 million in 1995 as compared to a $1.1 million decrease in the 1994 period.
      The purchased power contracts buyback costs were financed through the issuance of $126 million of FAME revenue notes and $60 million of medium term notes. Additional short-term borrowings were also made in the 1995 period under the Company's revolving credit agreement to finance this transaction.
    Under the Company's Dividend Reinvestment and Common Stock Purchase Plan the Company realized a common stock investment of $773,000 through the issuance of 79,706 new common shares in 1995 as compared to $662,000 in the comparable 1994 period through the issue of 38,491 shares.
    Also as discussed previously, the Company entered into a new revolving credit agreement with a group of seven banks in June 1995.
    The Company in each period made regular and optional sinking fund payments on its 12.25% first mortgage bonds.


                            BANGOR HYDRO-ELECTRIC COMPANY
                             CONSOLIDATED BALANCE SHEETS
                                    000's Omitted
                                     (Unaudited)

                ASSETS                               June 30,    Dec. 31,
                                                       1995        1994
                                                     ---------   ---------
INVESTMENT IN UTILITY PLANT:
  Electric plant in service, at original cost      $  291,017  $  274,830
  Less - Accumulated depreciation and amortization     79,247      75,667
                                                   ----------- -----------
                                                   $  211,770  $  199,163

  Construction in progress                             17,144      23,929
                                                   ----------- -----------
                                                   $  228,914  $  223,092
  Investments in corporate joint ventures:
    Maine Yankee Atomic Power Company              $    4,754  $    4,754
    Maine Electric Power Company, Inc.                    125         125
                                                   ----------- -----------
                                                   $  233,793  $  227,971
                                                   ----------- -----------
Funds held by trustee, principally at cost         $   21,196  $        -
                                                   ----------- -----------
OTHER INVESTMENTS, principally at cost             $    8,367  $    3,482
                                                   ----------- -----------
CURRENT ASSETS:
  Cash and cash equivalents                        $    2,831  $    1,956
  Accounts receivable, net of reserve                  18,047      19,130
  Unbilled revenue receivable                           6,977       8,611
  Inventories, at average cost:
    Material and supplies                               2,865       2,992
    Fuel oil                                              414         435
  Prepaid expenses                                      1,420       1,681
  Deferred purchased power costs                        1,647         235
  Current deferred income taxes                                     1,094
                                                   ----------- -----------
    Total current assets                           $   34,201  $   36,134
                                                   ----------- -----------
DEFERRED CHARGES:
  Investment in Seabrook Nuclear Project, net of
    accumulated amortization of $24,227 in 1995
    and $23,377 in 1994                            $   34,615  $   35,465
  Costs to terminate purchased power contracts        203,520      36,739
  Deferred regulatory asset                            30,491      33,537
  Prepaid pension costs                                 1,778       2,082
  Demand-side management costs                          2,305       2,684
  Other                                                 5,039       3,156
                                                   ----------- -----------
    Total deferred charges                         $  277,748  $  113,663
                                                   ----------- -----------
      Total assets                                 $  575,305  $  381,250
                                                   =========== ===========

See notes to the consolidated financial statements.


                           BANGOR HYDRO-ELECTRIC COMPANY
                            CONSOLIDATED BALANCE SHEETS
                                   000's Omitted
                                    (Unaudited)

                                                          June 30,    Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES                1995        1994
                                                          ---------   ---------

CAPITALIZATION:
  Common stock investment                               $  103,508  $  105,658
  Preferred stock                                            4,734       4,734
  Preferred stock subject to mandatory redemption,
   less current sinking fund requirements                   13,777      13,740
  Long-term debt, net of current portion                   288,922     116,367
                                                        ----------- -----------
      Total capitalization                              $  410,941  $  240,499
                                                        ----------- -----------
CURRENT LIABILITIES:
  Notes payable - banks                                 $   47,000  $   27,000
                                                        ----------- -----------

  Other current liabilities -
    Current portion of long-term debt and sinking
      fund requirements on preferred stock              $   15,051  $    2,961
    Accounts payable                                        10,828      14,669
    Dividends payable                                        1,703       2,766
    Accrued interest                                         3,393       3,650
    Customers' deposits                                        340         288
    Deferred fuel revenue                                    2,521       3,025
    Income taxes payable                                                   966
                                                        ----------- -----------
      Total other current liabilities                   $   33,836  $   28,325
                                                        ----------- -----------
      Total current liabilities                         $   80,836  $   55,325
                                                        ----------- -----------

DEFERRED CREDITS AND RESERVES:
  Deferred income taxes - Seabrook                      $   17,991  $   18,434
  Other accumulated deferred income taxes                   48,557      50,084
  Deferred regulatory liability                              8,787       9,222
  Unamortized investment tax credits                         2,326       2,415
  Other                                                      5,867       5,271
                                                        ----------- -----------
    Total deferred credits and reserves                 $   83,528  $   85,426
                                                        ----------- -----------
      Total Stockholders' Investment and Liabilities    $  575,305  $  381,250
                                                        =========== ===========

See notes to the consolidated financial statements.


                  BANGOR HYDRO-ELECTRIC COMPANY
            CONSOLIDATED STATEMENTS OF CAPITALIZATION
                          000's Omitted
                           (UNAUDITED)


                                                            June 30,   Dec. 31,
                                                              1995       1994
                                                         ----------- ----------
COMMON STOCK INVESTMENT
 Common stock, par value $5 per share-                   $   36,325  $   35,926
    Authorized -- 10,000,000 shares in 1995 and 1994
    Outstanding -- 7,264,849 shares in 1995 and
    7,131,385 in 1994
 Amounts paid in excess of par value                         56,348      55,974
 Retained earnings                                           10,835      13,758
                                                         ----------- ----------
         Total common stock investment                   $  103,508  $  105,658
                                                         ----------- ----------
PREFERRED STOCK-Non participating, cumulative-
 Par value $100 per share, authorized 600,000 shares
    Not redeemable or redeemable soley at the option
      of the issuer -
       7%,  Noncallable, 25,000 shares, authorized
         and outstanding                                 $    2,500  $    2,500
       4-1/4%, Callable at $100, 4,840 shares,
         authorized and outstanding                             484         484
       4%, Series A, Callable at $110, 17,500 shares,
         authorized and outstanding                           1,750       1,750
                                                         ----------- ----------
                                                         $    4,734  $    4,734
                                                         ----------- ----------
    8.76%, Subject to mandatory redemption requirements-
      Callable at 105.63% if called on or prior to
        December 27, 1995, 150,000 shares authorized
          and outstanding                                $   15,277  $   15,240
    Less: Current sinking fund requirements                   1,500       1,500
                                                         ----------- ----------
                                                         $   13,777  $   13,740
                                                         ----------- ----------
LONG-TERM DEBT
 First Mortgage Bonds-
    6-3/4%    Series due 1998                            $    2,500  $    2,500
    10-1/4%   Series due 2019                                15,000      15,000
    10-1/4%   Series due 2020                                30,000      30,000
    8.98%     Series due 2022                                20,000      20,000
    7.38%     Series due 2002                                20,000      20,000
    7.30%     Series due 2003                                15,000      15,000
    12-1/4%   Series due 2001                                 9,773      11,128
                                                         ----------- ----------
                                                         $  112,273  $  113,628
   Less: Current portion                                      1,551       1,461
                                                         ----------- ----------
  Total first mortgage bonds                             $  110,722  $  112,167
                                                         ----------- ----------
 Variable rate demand pollution control revenue bonds
      Series 1983 due 2009                               $    4,200  $    4,200
                                                         ----------- ----------
 Other Long-Term Debt-
   Finance Authority of Maine - Taxable Electric Rate
    Stabilization Revenue Notes, 7.03% Series 1995A,
    due 2005                                             $  126,000  $       -
                                                         ----------- ----------
   Medium Term Notes, Variable interest rate- LIBOR
     plus 2% due 2000                                    $   60,000  $      -

   Less:  Current portion                                    12,000         -
                                                         ----------- ----------
                                                         $   48,000  $      -
                                                         ----------- ----------
       Total long-term debt                              $  288,922  $  116,367
                                                         ----------- ----------
Total Capitalization                                     $  410,941  $  240,499
                                                         =========== ==========
See notes to the consolidated financial statements.


                        BANGOR HYDRO-ELECTRIC COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                 000's Omitted
                                  (Unaudited)
                                                             1995       1994
                                                           ---------  ---------
CASH FLOWS FROM OPERATIONS:
  NET INCOME                                              $   1,597  $   3,103
    Adjustments to reconcile net income to net cash
      provided by operations:
        Depreciation and amortization                         3,356      2,593
        Amortization of Seabrook Nuclear Project                850        850
        Costs to terminate purchased power contract        (196,517)        -
        Amortization of costs to terminate purchased
          power contract                                      1,943      1,295
        Allowance for equity funds used during
          construction                                         (354)      (765)
        Deferred income tax provision                         1,166      1,732
        Deferred income taxes on Seabrook Nuclear Project      (207)      (208)
        Deferred investment tax credits                         (89)       (90)
      Changes in assets and liabilities:
        Deferred fuel, purchased power and interest costs    (1,916)     4,221
        Receivables, net and unbilled revenue                 2,717      3,147
        Materials, supplies and fuel oil                        148        708
        Prepaid pension costs                                   304      1,544
        Accounts payable                                     (3,841)    (1,095)
        Accrued interest                                       (257)       (65)
        Accrued current income taxes                           (207)        -
        Accrued postretirement benefit costs                   (262)     1,445
        Other current assets and liabilities, net               313        165
        Other, net                                            1,851      1,794
                                                         ----------------------
  Net Cash (Used in) Provided By Operations               $(189,405) $  20,374
                                                         ----------------------
CASH FLOWS FROM INVESTING:
  Construction expenditures                               $  (9,249) $  (9,621)
  Allowance for borrowed funds used during construction        (342)      (895)
                                                         ----------------------
  Net Cash Used in Investing                              $  (9,591) $ (10,516)
                                                         ----------------------
CASH FLOWS FROM FINANCING:
  Dividends on preferred stock                            $    (790) $    (790)
  Dividends on common stock                                  (4,757)    (4,402)
  Payments on long-term debt                                 (1,355)        -
  Issuance of common stock:
    Public offering 867,500 shares in 1994                       -      14,084
    Dividend reinvestment plan (79,706 shares in 1995
      and 38,491 in 1994)                                       773        662
  Issuance of long-term debt                                186,000     (1,259)
  Short-term debt, net                                       20,000    (20,000)
                                                         ----------------------
    Net Cash Provided (Used in) by Financing              $ 199,871  $ (11,705)
                                                         ----------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   $     875  $  (1,847)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                 1,956      2,387
                                                         ----------------------
CASH AND CASH EQUIVALENTS - END OF SIX MONTHS             $   2,831  $     540
                                                         ======================
CASH PAID DURING THE SIX MONTHS FOR:
  INTEREST (Net of Amount Capitalized)                    $   5,883  $   4,373
  INCOME TAXES                                                  178         -
                                                         ======================
See notes to the consolidated financial statements.


               BANGOR HYDRO-ELECTRIC COMPANY
        CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
       FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                        000's Omitted
                         (Unaduited)



                                       1995          1994
                                   -----------   -----------

BALANCE AT JANUARY 1               $   13,758    $   17,386

ADD - NET INCOME                        1,597         3,103
                                   -----------   -----------
                                   $   15,355    $   20,489
                                   -----------   -----------
DEDUCT:

  Dividends -
    Preferred stock                $      790    $      790
    Common stock                        3,693         4,701
    Other                                  37            36
                                   -----------   -----------
                                   $    4,520    $    5,527
                                   -----------   -----------

BALANCE AT JUNE 30                 $   10,835    $   14,962
                                   ===========   ===========

See notes to the consolidated financial statements.



                        BANGOR HYDRO-ELECTRIC COMPANY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1995
                                -------------
                                 (Unaudited)


(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:

    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and the notes thereto and all other information included in the 1994 Form 10-K.
    In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of June 30, 1995 and the results of operations and cash flows for the periods ended June 30, 1995 and 1994.
    The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 1994 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.

(2)  INCOME TAXES:
     The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the above provisions for federal income taxes:

                                   Six Months Ended June 30,
                                 ---------------------------
                                       1995          1994
                                       ----          ----
                                   Amount    %    Amount    %
                                 ---------  --   --------  --

                                     (Dollars in Thousands)
Federal income tax provision
    at statutory rate            $  851   34%    $1,543  34%
Less permanent reductions in
    tax expense resulting from
    statutory exclusions from
    taxable income                   15    -        241   5

                                 -------  ---    ------- ---
Federal income tax provision
    before effect of temporary
    differences                  $  836   34%    $1,302  29%
Plus temporary differences
    that are flowed through for
    ratemaking and accounting
     purposes                       127    4         33   -

                                  -------  ---    ------- ---
Federal income tax provision      $  963   38%    $1,335  29%
                                  =======  ===    ======= ===



3) INVESTMENT IN MAINE YANKEE AND MEPCO:
   Condensed financial information for Maine Yankee Atomic Power Company ("Maine Yankee") and Maine Electric Power Company, Inc. ("MEPCO") is as follows:
                                        MAINE YANKEE           MEPCO
                                    -----------------   -----------------
                                             (Dollars in Thousands)
                                                  (Unaudited)

                                        Operations for Six Months Ended
                                     -------------------------------------

                                     June 30   June 30   June 30  June 30
                                       1995      1994      1995     1994
                                     --------  --------  -------- --------
OPERATIONS:
  As reported by investee-
   Operating revenues                $111,887   $82,249  $26,411  $ 7,788
                                     ========  ========  =======  =======
  Earnings applicable to
    common stock                     $ 3,432   $  3,488  $    53  $    53
                                     ========  ========  =======  =======
 Company's reported equity-
   Equity in net income              $   240   $    244  $     7  $     7

    Deduct-Effect of
      adjusting Company's
       estimate to actual               (112)        (9)       -        -
                                     --------  --------  -------  -------
   Amounts reported by
     Company                         $   128   $    235  $     7  $     7
                                     ========  ========  =======  =======



                                        MAINE YANKEE         MEPCO
                                     ------------------  ----------------
                                            (DOLLARS IN THOUSANDS)
                                                 (UNAUDITED)

                                             FINANCIAL POSITION AT

                                      JUNE 30  DEC 31  JUNE 30  DEC 31
                                       1995     1994     1995    1994
                                      -------  ------  -------  ------
FINANCIAL POSITION:
As reported by investee-
  Total assets                       $561,887  $549,910 $  9,198 $ 6,563
  Less-
    Preferred stock                    18,600    19,200        -       -
    Long-term debt                     98,999   118,666    1,730   1,730
    Other liabilities and
      deferred credits                375,037   344,550    6,590   3,955
                                     --------  --------  -------- -------
          Net assets                 $ 69,251  $ 67,494  $   878  $  878
                                     ========  ========  ======== =======

Company's reported equity -
  Equity in net assets               $  4,848  $  4,725  $   125  $  125
  (Deduct)add- Effect
    of adjusting Company's
    estimate to actual                    (94)       29        -       -
                                     --------  --------  -------- -------
  Amounts reported by
    Company                          $  4,754  $  4,754  $    125 $   125
                                     ========  ========  ======== ========


(4)  ALTERNATIVE MARKETING PLAN:
          With the Maine Public Utilities Commission's (MPUC) order on February 14, 1995, approving many aspects of the Company's Alternative Marketing Plan proposal, the fuel adjustment clause and deferred fuel accounting were eliminated effective January 1, 1995. Consequently, in the first quarter of 1995, base and fuel cost adjustment (FCA) rates were combined into one overall rate, and the associated revenues have been reflected as Electric Operating Revenues.
          As of January 1, 1995, the Company's collections under the FCA had exceeded its costs by approximately $3.03 million. The MPUC allowed the Company to retain the overcollection and ordered that the amount be amortized over a period of three years beginning January 1, 1995.

(5)  MAINE YANKEE OUTAGE:
          The Company has a 7% equity investment in the Maine Yankee nuclear generating plant, which has been a low cost source of power since it came on line in the early 1970's. As reported in the first quarter of 1995, when the plant shut down for refueling earlier this year, inspections resulted in discovering that the steam generator tubes were degrading and would require extensive repair. After a thorough evaluation, in May it was determined to resleeve all of the tubes in all three steam generators. The cost of this repair is estimated at $40 million, of which the Company is responsible for 7%. The Company has accrued for its estimated share of the resleeving project costs as of June 30, 1995. The resleeving costs are offset to some extent by O&M savings at Maine Yankee, due to various cost cutting measures by the Company while the plant is nonoperational. Repairs have begun, and the project should be completed by the end of 1995. In addition, the Company is incurring replacement power costs of approximately $800,000 per month while the plant is off-line.

(6)  BUYBACK OF PURCHASED POWER CONTRACTS:

          As discussed in the first quarter, earlier in 1995 the Company negotiated agreements to "buy back" its high-cost commitment to purchase power from two identical non-utility generating plants. The transaction, valued at approximately $170 million, was completed on June 30, 1995. Under AMP the buyback costs have been deferred and recorded as a regulatory asset, to be amortized and collected over a ten year period, beginning July 1, 1995.
          The buyback was financed entirely with new debt instruments. The Company entered into a loan agreement with the Finance Authority of Maine
(FAME), which issued and sold $126 million of revenue notes, bearing interest at a rate of 7.03%, which the Company is obliged to repay. Of that amount, $105 million was made available to the Company to fund a portion of the buyback transaction, and approximately $21 million has been set aside in a debt service reserve fund which, absent the Company's default, will be used to pay the final installments of principal and interest on the notes at maturity in 2005. In order to secure the FAME notes, the Company executed a new General and Refunding Mortgage Indenture and Deed of Trust establishing a second mortgage on the Company's property, and issued bonds to FAME under the new mortgage in the amount of $126 million.
          The remainder of the buyback was financed by a new credit agreement with a group of seven banks. The credit agreement consists of a revolving credit facility in the initial amount of $55 million and a term loan in the amount of $60 million. The revolving credit facility replaces the Company's short-term credit facilities that existed prior to the closing of this transaction, has a term of five years, and also provides for the issuance of a letter of credit required to support $4.2 million of the Company's Pollution Control Revenue Bonds. To secure the existing letter of credit related to the Pollution Control Revenue Bonds, until the new letter of credit could be issued, the Company deposited approximately $4.4 million of the proceeds from this financing with a third party trustee. These funds were released to the Company upon the issuance of the new letter of credit in August 1995. This amount has been included with Other Investments on the Company's consolidated balance sheet at June 30, 1995. The term loan, used to finance a portion of the buyback, also has a five year term and requires annual principal payments of $12 million beginning in June 1996. Borrowings under the credit agreement are at variable rates, but the interest rate on the term loan must be fixed or capped within 120 days of the closing. The Company issued $115 million of non-interest bearing First Mortgage Bonds as security for the credit agreement.
          The debt instruments executed in connection with this financing contain a number of covenants and restrictions that the Company believes to be usual and customary for such a transaction, including a limitation on the aggregate amount of indebtedness the Company may incur and restrictions on the payment of dividends.

(7)  RECLASSIFICATIONS:
          Certain 1994 amounts have been reclassified to conform with presentation used in Form 10-Q for the quarter ended June 30, 1995.



                        BANGOR HYDRO-ELECTRIC COMPANY



                  FORM 10-Q FOR PERIOD ENDING JUNE 30, 1995



                                   PART II





Item 2.  Changes in Securities
- ------   ---------------------

    As previously noted, on June 30, 1995, the Company entered into separate loan agreements with the Finance Authority of Maine and with a group of banks, both agreements being secured by bonds issued by the Company. Under each agreement, commencing with calendar year 1996, the Company is prohibited from making common stock dividends or distributions in excess of 70% of earnings applicable to common stock without the approval of the lenders.



Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------

    The Company held its annual meeting of stockholders on May 17, 1995. The only matter submitted to a vote was the election of three Class III Directors for terms ending in 1998. The following persons were elected to fill those positions pursuant to the corresponding tabulation of votes:

                                       For        Withheld
                                       ---        --------

Jane J. Bush                         472,461       15,891

David M. Carlisle                    472,461       13,762

Carroll R. Lee                       472,462       15,904



    The terms of office of the following Directors, members of Class I and Class II, continued after the annual meeting:

                              Robert S. Briggs
                              William C. Bullock, Jr.
                              Alton E. Cianchette
                              Helen Sloane Dudman
                              G. Clifton Eames
                              Robert H. Foster


Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

    Exhibits - None.
    --------

    Reports on Form 8-K
    -------------------

    A Current Report on Form 8-K dated June 14, 1995 announcing a reduction in common stock dividends was submitted during the period covered by this Report. The company also announced plans for reducing internal operation and maintenance expenses.

    A second Current Report on Form 8-K dated July 10, 1995 describing three other events was also submitted during the period covered by this Report. The Company announced and described the completion of the buyback transaction of two purchased power contracts, the approval by the Maine Public Utilities Commission of a reduced residential space heating rate and an agreement to acquire the Union River Electric Cooperative.




                        BANGOR HYDRO-ELECTRIC COMPANY

                  FORM 10-Q FOR PERIOD ENDED JUNE 30, 1995




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




                                         BANGOR HYDRO-ELECTRIC COMPANY
                                          -----------------------------
                                                (Registrant)

                                             /s/ Robert C. Weiser
                                          -----------------------------
Dated:  August 11, 1995
                                              Robert C. Weiser
                                                  Treasurer
                                           (Chief Financial Officer)