Form 10-Q
period 1995-09-30
BANGOR HYDRO ELECTRIC CO
filed 1995-11-13
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1995      Commission File No. 0-505
                      ------------------                          -----


                     BANGOR HYDRO-ELECTRIC COMPANY
        -----------------------------------------------------
        (Exact Name of Registrant as specified in its Charter


              Maine                         01-0024370
-------------------------------       --------------------
(State or Other Jurisdiction of       (I.R.S. Employer
 Incorporation or Organization)        Identification No.)


    33 State Street, Bangor, Maine             04401
----------------------------------------    ----------
(Address of Principal Executive Offices)    (Zip Code)


Registrant's Telephone Number, including Area Code    207-945-5621
                                                      ------------

                                 None
------------------------------------------------------------------------
           Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report


        Outstanding Common Stock, $5 Par Value - 7,284,903 Shares
                             September 30, 1995


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


                                  FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                       PART I - FINANCIAL INFORMATION



                                                          PAGE
                                                          ----

Cover Page                                                  1

Index                                                       2

Consolidated Statements of Income                           3

Management's Discussion and Analysis
  of Financial Statements                                   4

Consolidated Balance Sheets - September 30, 1995 and
  December 31, 1994                                        15

Consolidated Statements of Capitalization                  17

Consolidated Statements of Cash Flows                      18

Consolidated Statements of Retained Earnings               19

Notes to the Consolidated Financial Statements             20

PART II - OTHER INFORMATION                                30

Item 6 - Exhibits and Reports on Form 8-K                  31

Signature Page                                             32


                       BANGOR HYDRO-ELECTRIC COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
                   000's Omitted Except Per Share Amounts
                                (Unaudited)

                                          3 Months Ended        9 Months Ended
                                    Sept. 30,    Sept. 30  Sept. 30,  Sept. 30,
                                         1995     1994        1995      1994
                                     ---------- --------  ---------- ----------

ELECTRIC OPERATING REVENUES            $46,025  $42,575   $ 137,982  $ 128,614
                                     ---------- --------  ---------- ----------
OPERATING EXPENSES:
  Fuel for generation                  $16,128  $20,076   $  65,329  $  65,464
  Purchased power                        2,495    3,882      12,843     10,448
  Other operation and maintenance       11,078    7,341      26,467     25,315
  Depreciation and amortization          1,808    1,357       5,164      3,950
  Amortization of Seabrook Nuclear
    Unit                                   424      424       1,274      1,274
  Amortization of costs to terminate
    purchased power contracts            5,190      972       7,133      2,267
  Taxes -
    Property and payroll                 1,167    1,125       3,636      3,493
    State income                           (65)     297        (110)       394
    Federal income                         262    1,512       1,266      2,834
                                     ---------- --------  ---------- ----------
                                       $38,487  $36,986   $ 123,002  $ 115,439
                                     ---------- --------  ---------- ----------
OPERATING INCOME                       $ 7,538  $ 5,589   $  14,980  $  13,175
                                     ---------- --------  ---------- ----------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used
    during construction                $   108  $   248   $     462  $   1,013
  Other, net of applicable
    income taxes                           302       52         183         35
                                     ---------- --------  ---------- ----------
                                       $   410  $   300   $     645  $   1,048
                                     ---------- --------  ---------- ----------
INCOME BEFORE INTEREST EXPENSE         $ 7,948  $ 5,889   $  15,625  $  14,223
                                     ---------- --------  ---------- ----------
INTEREST EXPENSE:
  Long-term debt                       $ 6,150  $ 2,675   $  11,462  $   8,089
  Other                                  1,149      363       2,259      1,075
  Allowance for borrowed funds used
    during construction                   (179)    (221)       (521)    (1,116)
                                     ---------- --------  ---------- ----------
                                       $ 7,120  $ 2,817   $  13,200  $   8,048
                                     ---------- --------  ---------- ----------
NET INCOME                             $   828  $ 3,072   $   2,425  $   6,175
DIVIDENDS ON PREFERRED STOCK               450      413       1,276      1,239
                                     ---------- --------  ---------- ----------
EARNINGS APPLICABLE TO COMMON STOCK    $   378  $ 2,659   $   1,149  $   4,936
                                     ========== ========  ========== ==========
WEIGHTED AVERAGE NUMBER OF SHARES        7,281    7,151       7,253      6,870
                                     ========== ========  ========== ==========
EARNINGS PER COMMON SHARE, based on
  the weighted average number of
  shares outstanding during the
    period                             $  .05   $  .37    $    .16   $    .72
                                     ========== ========  ========== ==========
DIVIDENDS DECLARED PER COMMON SHARE    $  .18   $  .33    $    .69   $    .99
                                     ========== ========  ========== ==========

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

EARNINGS
    The quarter ended September 30, 1995 resulted in earnings of $.05 per common share, compared to earnings of $.37 per common share for the quarter ended September 30, 1994. The difference in earnings is principally attributable to recording the cost of an early retirement and involuntary severance program in September 1995, amounting to a onetime, noncash charge to operations of $2.3 million or $.32 per common share(net of income taxes), as well as the impact of incurring higher costs for power to replace the Company's share of Maine Yankee's output (see the discussion of Maine Yankee below). The 1995 earnings per share number is based on a greater number of common shares outstanding than in 1994.

IMPORTANT CURRENT ACTIVITIES

    COST REDUCTIONS - As mentioned above, the Company recorded the costs associated with an early retirement and involuntary severance program in the third quarter of 1995. The program has resulted in approximately another 10% reduction in the Company's workforce. Although this program will result in future cost savings, accounting guidelines require that the Company record the cost of the downsizing program in the period in which it was implemented.
    MAINE YANKEE - The Company has a 7% equity investment in the Maine
Yankee nuclear generating plant, which has been a low cost source of power since it came on line in the early 1970's. As reported in the first two quarters of 1995, when the plant shut down for refueling earlier this year, inspections resulted in discovering that the steam generator tubes were degrading and would require extensive repair. After a thorough evaluation, in May it was determined to resleeve all of the tubes in all three steam generators. The cost of this repair is estimated at $40 million, of which the Company is responsible for 7%. The resleeving costs are offset to some extent by O&M savings at Maine Yankee, due to various cost cutting measures being implemented by the Company while the plant is nonoperational. Repairs are essentially completed, and the plant is anticipated to be operational by the end of 1995. In addition, the Company is incurring replacement power costs of approximately $800,000 per month while the plant is off-line.
    ACQUISITION OF WHOLESALE CUSTOMER - On October 26, 1995, the Company acquired the assets and service territory of its largest full requirements wholesale customer for a purchase price of approximately $2.4 million. The customer had annual retail revenues of approximately $1 million and served approximately 1,800 customers.

REVENUES
    The $3.45 million increase in total electric operating revenues was attributable to an overall 9.8% increase in total (kilowatt hour) KWH sales in the third quarter of 1995 as compared to 1994. The majority of this increase is related to special contracts which the Company has entered into with three large industrial customers. KWH sales to these customers increased 41.2% in the quarter ended September 30, 1995 versus the comparable 1994 quarter, resulting in associated revenues increasing $1.9 million. KWH sales for other customer classes increased by 1.3% in the third quarter of 1995 as compared to 1994. Increased revenues in the 1995 period were also affected by the elimination of seasonal rates for certain customers in March 1995.

EXPENSES
    The significant decrease in fuel for generation expense is related to the buyback of the high cost non-utility generator purchased power contracts on June 30, 1995, which eliminated fuel expense in the third quarter of 1995 for this non-utility generator (1994 comparable expense was $7.2 million); the amortization of $252,000 in deferred fuel revenue related to overcollections from customers under the fuel cost adjustment (FCA) (the Company is amortizing the overcollected balance of $3.03 million as of January 1, 1995 over a three year period); and certain purchased power costs which are no longer reclassified to fuel for generation, due to the
elimination of the FCA (See below).    These decreases are offset to some
extent by the elimination of the FCA in the first quarter of 1995, when the Company began recording, as expense, the actual cost of fuel for generation. Previously the Company had been permitted to adjust its rates retroactively
for changes in these costs.   Also in the third quarter of 1995, the
incremental cost of Maine Yankee replacement power was $2.2 million.
    The significant decrease in purchased power expense is a result of lower operating costs at Maine Yankee while the plant is nonoperational, as well as the Company recording no amortization of Maine Yankee refueling costs until the plant is back on-line (anticipated to be at the end of 1995). The Company in a prior rate case was allowed to normalize the cost of the Maine Yankee refueling over a 19 month period, to match the refueling cycle. The refueling cycle will not begin until the plant is operational again. At September 30, 1995, the $2.4 million balance in deferred purchased power costs is related to unamortized Maine Yankee refueling costs.
    The $3.7 million increase in other O&M expense in the second quarter of 1995 was primarily a result of the previously mentioned early retirement and involuntary severance program, which resulted in a $3.9 million charge to other O&M in the third quarter of 1995. Also in the third quarter of 1995 bad debt expense increased by $428,000, due to higher levels of bad debt write-offs. These increases were offset by a $243,000 decrease in O&M payroll as compared to 1994. The decreased payroll expense was a function of lower employee levels in the 1995 period as compared to 1994 due to the workforce reduction in the third quarter of 1995, as well as higher levels of capital labor in the 1995 quarter. Also reducing O&M expense in the 1995 quarter was a $392,000 reduction in active employee medical expenses.
    The increase in depreciation and amortization expense was due to an increase in depreciable property, as well as an increase in the composite depreciation rate from 3.0% to 3.2%, resulting from a depreciation study conducted by the Company.
    The increase in amortization of costs to terminate purchased power contracts was a result of the Company amortizing over a ten year period, starting in July 1995, the costs to terminate the purchased power contract which occurred in June 1995, amounting to monthly amortization of $1.4 million.
    The increase in property and other taxes in the third quarter of 1995 was due principally to greater property taxes, which was a result of increased property levels and property tax rates. These increases were offset by reduced payroll taxes, as a result of lower employee levels in 1995 as compared to 1994.
    The decrease in income taxes was primarily a function of lower earnings in the third quarter of 1995.
    Allowance for funds used during construction (AFDC) decreased in 1995 relative to 1994 primarily due to decreased construction levels in the 1995 period.
    Other income, net, increased in the 1995 quarter due principally to $345,000 of interest income earned on the debt service reserve fund set aside in connection with the June 30, 1995 purchased power contracts buyback financing with the Finance Authority of Maine (FAME).
    Long-term debt interest expense increased $3.5 million in the third quarter of 1995 as compared to 1994 due to $186 million of borrowings on June 30, 1995 to finance the purchased power contracts buyback. The increase was offset by the impact of required and optional sinking fund payments on the Company's 12.25% first mortgage bonds.
    Other interest expense, which is composed primarily of interest expense on short term borrowings, increased due to higher interest rates as well as a $17.9 million increase in weighted average short term borrowings outstanding in the 1995 quarter as compared to 1994. The increased borrowings were a result of the need for additional sources of financing for the purchased power contracts buyback in June.

            NINE MONTHS OF 1995 VERSUS NINE MONTHS OF 1994
REVENUES
    The $9.4 million increase in total electric operating revenues was attributable to the 15.9% base rate increase effective March 1, 1994, the previously mentioned elimination of seasonal rates for certain customers, an overall 4.3% increase in KWH sales in the 1995 period as compared to 1994, and an increase in off-system sales of $798,000 in 1995. The majority of the KWH sales increase is related to the previously discussed special contract customers. KWH sales to these customers increased 22.5% in the 1995 period as compared to 1994, resulting in associated revenues increasing $4.3 million. KWH sales for other customer classes decreased by .5% in the 1995 period as compared to 1994.

EXPENSES
    The decrease in fuel for generation expenses in the 1995 period as compared to 1994 is due principally to the same factors as noted for the third quarter of 1995 versus the 1994 quarter.
    The increase in purchased power expense is attributable to accruing the Company's estimated total share of the Maine Yankee resleeving project costs at June 30, 1995 (see the prior discussion on Maine Yankee). This increase was offset by the same items as noted for the third quarter of 1995 versus the third quarter of 1994.
    The increase in other O&M in 1995 was primarily a result of the early retirement and involuntary severance program in the third quarter of 1995, as well as a $907,000 increase in bad debt expense in the 1995 period. These increases were offset by the early retirement program implemented in the first quarter of 1994, which resulted in a $2.8 million charge to operations in 1994. Also, as a result of the corresponding reduction in employee levels related to the 1994 and 1995 workforce reductions, O&M payroll expense was $1.2 million lower in the 1995 period as compared to 1994.
    The reasons for the increases in depreciation and amortization expense, as well as property and payroll taxes for the 1995 period as compared to 1994 are consistent with those previously discussed.
    Effective March 1, 1994, the Company began amortizing deferred costs associated with the Beaver Wood Joint Venture (Beaver Wood) purchased power contract termination over a nine year period, amounting to $323,863 per month. Effective July 1, 1995, the Company began amortizing deferred costs associated with the most recent purchased power contracts termination over a ten year period, amounting to $1,406,036 on a monthly basis. Consequently amortization expense in 1995 was $4.6 million greater than the same 1994 period.
    The decrease in income taxes was primarily a function of lower earnings in the 1995 period as compared to 1994.
    AFDC decreased in 1995 relative to 1994 primarily because the Company ceased accruing carrying costs associated with the Beaver Wood purchased power contract buyout when recovery was authorized by the Maine Public Utilities Commission on March 1, 1994. The decrease was also a function of lower levels of construction in the 1995 period.
    The increase in long-term debt interest expense in the 1995 period as compared to 1994 was due to the previously mentioned reasons.
    Other interest expense increased principally due to higher interest rates as well as a $7.6 million increase in weighted average short term borrowings outstanding in the 1995 period as compared to 1994.


                    LIQUIDITY AND CAPITAL RESOURCES

    The Consolidated Statements of Cash Flows reflect events in the first nine months of 1995 and 1994 as they affect the Company's liquidity. Net cash used in operations was $173.5 million for the period ended September 30, 1995. In June 1995 the Company expended $196.5 million related to the purchased power contracts buyback ($168.7 million) and related financing costs ($27.8 million). These financing costs included debt issuance costs ($2.2 million), funding of the debt service reserve fund ($21.2 million), and collateral pledged on the Company's letter of credit associated with its Pollution Control Revenue Bonds ($4.4 million). Upon establishment of a new letter of credit, the $4.4 million in collateral was released to the Company in the third quarter of 1995. The receipt of these funds is reflected in the statements of cash flows in other, net and was utilized to paydown outstanding short-term debt.
    Exclusive of the costs to buyback the purchased power contracts, which were entirely debt financed (see below), cash flows provided by operations were $23.1 million for the nine months ended September 30, 1995 as compared to $21.8 million for the comparable 1994 period. With the elimination of the purchased power contracts, the Company incurred no costs related to the contracts in the period from July 1995 through September 1995, while in the comparable 1994 period, the Company incurred approximately $7.2 million in costs under the contracts. Another component of the increase in cash flows from operations is the reduction in payroll costs in 1995 as compared to 1994. Due principally to the reduction in the workforce through the early retirement plans in 1994 and 1995, labor costs were approximately $686,000 lower in the 1995 period as compared to 1994.
    Also enhancing cash flows from operations in 1995 as compared to 1994 is Company contributions to the defined benefit pension plans. For the nine months ended September 30, 1994 the Company had contributed approximately $1.2 million to the non-bargaining unit plan, while in the 1995 period, with the merging of the bargaining unit and non-bargaining unit plans, no contributions have been required. This is due to the overfunded status of the bargaining unit plan prior to the merger.
    These enhancements to cash flows from operations have been offset to some extent by the additional costs incurred in 1995 to replace the Company's share of Maine Yankee's output. These additional fuel costs have amounted to $6.6 million for the period from February through September 1995 period.
    Due to efforts by the Company to control costs and enhance cash flows in 1995, construction expenditures have been reduced by $2.2 million in the 1995 period as compared to 1994.
    As discussed in the 10-Q for the second quarter of 1995, the Company reduced its quarterly dividend on common stock by $.15 from the prior quarterly level of $.33 per share, effective for the quarter ending June 30, 1995. This reduction has improved cash flows through a $1.1 million decrease in common dividend payments for the 1995 period. The Company in each period made regular and optional sinking fund payments on its 12.25% first mortgage bonds.
    Under the Company's Dividend Reinvestment and Common Stock Purchase Plan the Company realized a common stock investment of $1.0 million through the issuance of 99,760 new common shares in 1995 as compared to $998,000 in the comparable 1994 period through the issue of 63,764 shares.
    The purchased power contracts buyback costs in June 1995 were financed through the issuance of $126 million of FAME revenue notes and $60 million of medium term notes. Additional short-term borrowings were also made in the 1995 period under the Company's revolving credit agreement to finance this transaction. In connection with the $60 million of medium term notes, the Company was required to enter into a transaction to cap or fix the rate of interest within 120 days of June 30, 1995. In August 1995, the Company entered into an agreement with three banks to cap the interest rate at 7.25%, with the cost to cap the interest rate amounting to $624,000. These costs are being amortized over the life of the term loan on a straight-line basis.
    As discussed in the 10-Q for the second quarter of 1995, effective June 30, 1995, the Company entered into a Credit Agreement with a group of seven banks providing a revolving credit facility in the initial amount of $55 million. The revolving credit facility has a term of five years.
    With the completion of the purchased contract buyback in the second quarter of 1995, the Company expects minimal financing needs for the forseeable future.

                           BANGOR HYDRO-ELECTRIC COMPANY
                            CONSOLIDATED BALANCE SHEETS
                                  000's Omitted
                                   (Unaudited)

                                   ASSETS           Sept. 30,  Dec. 31,
                                                      1995        1994
                                                   ----------  ----------
INVESTMENT IN UTILITY PLANT:
  Electric plant in service, at original cost      $  293,779  $  274,830
  Less - Accumulated depreciation and amortization     81,006      75,667
                                                   ----------  ----------
                                                   $  212,773  $  199,163

  Construction in progress                             18,596      23,929
                                                   ----------  ----------
                                                   $  231,369  $  223,092
  Investments in corporate joint ventures:
    Maine Yankee Atomic Power Company              $    4,754  $    4,754
    Maine Electric Power Company, Inc.                    125         125
                                                   ---------- -----------
                                                   $  236,248  $  227,971
                                                   ----------  ----------
FUNDS HELD BY TRUSTEE, principally at cost         $   21,541  $     -
                                                   ----------  ----------
OTHER INVESTMENTS, principally at cost             $    4,156  $    3,482
                                                   ----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents                        $    3,605  $    1,956
  Accounts receivable, net of reserve                  18,479      19,130
  Unbilled revenue receivable                           7,302       8,611
  Inventories, at average cost:
    Material and supplies                               2,939       2,992
    Fuel oil                                              464         435
  Prepaid expenses                                      1,231       1,681
  Deferred purchased power costs                        2,419         235
  Current deferred income taxes                                     1,094
                                                   ----------  ----------
    Total current assets                           $   36,439  $   36,134
                                                   ----------  ----------
DEFERRED CHARGES:
  Investment in Seabrook Nuclear Project, net of
    accumulated amortization of $24,651 in 1995
    and $23,377 in 1994                            $   34,191  $   35,465
  Costs to terminate purchased power contracts        197,330      36,739
  Deferred regulatory asset                            30,076      33,537
  Prepaid pension costs                                             2,082
  Demand-side management costs                          2,115       2,684
  Other                                                 5,683       3,156
                                                   ----------  ----------
    Total deferred charges                         $  269,395  $  113,663
                                                   ----------  ----------
      Total assets                                 $  567,779  $  381,250
                                                   ==========  ==========

See notes to the consolidated financial statements.

                                   BANGOR HYDRO-ELECTRIC COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                                         000's Omitted
                                         (Unaudited)

                                                           Sept. 30,   Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES                 1995        1994
                                                           ---------   ---------

CAPITALIZATION:
  Common stock investment                                $  102,812  $  105,658
  Preferred stock                                             4,734       4,734
  Preferred stock subject to mandatory redemption, less
           current sinking fund requirements                 13,832      13,740
  Long-term debt, net of current portion                    288,075     116,367
                                                         ----------  ----------
      Total capitalization                               $  409,453  $  240,499
                                                         ----------  ----------
CURRENT LIABILITIES:
  Notes payable - banks                                  $   38,000  $   27,000
                                                         ----------  ----------

  Other current liabilities -
    Current portion of long-term debt and sinking fund
          requirements on preferred stock                $   15,146  $    2,961
    Accounts payable                                          9,658      14,669
    Dividends payable                                         1,706       2,766
    Accrued interest                                          6,158       3,650
    Customers' deposits                                         356         288
    Deferred fuel revenue                                     2,269       3,025
    Income taxes payable                                                    966
                                                         ----------  ----------
      Total other current liabilities                    $   35,293  $   28,325
                                                         ----------  ----------
      Total current liabilities                          $   73,293  $   55,325
                                                         ----------  ----------

DEFERRED CREDITS AND RESERVES:
  Deferred income taxes - Seabrook                       $   17,770  $   18,434
  Other accumulated deferred income taxes                    48,871      50,084
  Deferred regulatory liability                               8,647       9,222
  Unamortized investment tax credits                          2,282       2,415
  Accrued pension cost                                          672
  Other                                                       6,791       5,271
                                                         ----------  ----------
    Total deferred credits and reserves                  $   85,033  $   85,426
                                                         ----------  ----------
      Total Stockholders' Investment and Liabilities     $  567,779  $  381,250
                                                         ==========  ==========

See notes to the consolidated financial statements.


                            BANGOR HYDRO-ELECTRIC COMPANY
                       CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                      000's Omitted
                                      (Unaudited)


                                                            Sept. 30,  Dec. 31,
                                                              1995       1994
                                                         ----------------------
COMMON STOCK INVESTMENT
   Common stock, par value $5 per share-                 $   36,425 $   35,926
      Authorized -- 10,000,000 shares
      Outstanding -- 7,284,903 shares in 1995 and
      7,131,385 in 1994
   Amounts paid in excess of par value                       56,486     55,974
   Retained earnings                                          9,901     13,758
                                                         ----------------------
           Total common stock investment                 $  102,812 $  105,658
                                                         ----------------------
PREFERRED STOCK-Non participating, cumulative-
   Par value $100 per share, authorized 600,000 shares
      Not redeemable or redeemable soley at the option
        of the issuer-
         7%,  Noncallable, 25,000 shares, authorized
           and outstanding                               $    2,500 $    2,500
         4.25%, Callable at $100, 4,840 shares,
           authorized and outstanding                           484        484
         4%, Series A, Callable at $110, 17,500 shares,
           authorized and outstanding                         1,750      1,750
                                                         ----------------------
                                                         $    4,734 $    4,734
                                                         ----------------------
      8.76%, Subject to mandatory redemption requirements-
        Callable at 105.63% if called on or prior to
          December 27, 1995, 150,000 shares authorized
         and outstanding                                 $   15,332 $   15,240
      Less: Current sinking fund requirements                 1,500      1,500
                                                         ----------------------
                                                         $   13,832 $   13,740
                                                         ----------------------
LONG-TERM DEBT
   First Mortgage Bonds-
        6.75%   Series due 1998                          $    2,500 $    2,500
      10.25%    Series due 2019                              15,000     15,000
      10.25%    Series due 2020                              30,000     30,000
        8.98%   Series due 2022                              20,000     20,000
        7.38%   Series due 2002                              20,000     20,000
        7.30%   Series due 2003                              15,000     15,000
      12.25%    Series due 2001                               9,021     11,128
                                                         ----------------------
                                                         $  111,521 $  113,628
     Less: Current portion                                    1,646      1,461
                                                         ----------------------
            Total first mortgage bonds                   $  109,875 $  112,167
                                                         ----------------------
   Variable rate demand pollution control revenue bonds
        Series 1983 due 2009                             $    4,200 $    4,200
                                                         ----------------------
   Other Long-Term Debt-
       Finance Authority of Maine - Taxable Electric Rate
        Stabilization Revenue Notes, 7.03% Series 1995A,
          due 2005                                       $  126,000 $     -
                                                         ----------------------
       Medium Term Notes, Variable interest rate- LIBOR
         plus 2%, due 2000                               $   60,000 $     -

       Less:  Current portion                                12,000       -
                                                         ----------------------
                                                         $   48,000 $     -
                                                         ----------------------
            Total long-term debt                         $  288,075 $  116,367
                                                         ----------------------
    Total Capitalization                                 $  409,453 $  240,499
                                                         ======================
See notes to the consolidated financial statements.


                          BANGOR HYDRO-ELECTRIC COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                               000's Omitted
                                (Unaudited)
                                                              1995        1994
                                                           ---------   --------
CASH FLOWS FROM OPERATIONS:
  NET INCOME                                             $    2,425  $   6,175
    Adjustments to reconcile net income to net cash
      (used in) provided by operations:
        Depreciation and amortization                         5,164      3,950
        Amortization of Seabrook Nuclear Project              1,274      1,274
        Costs to terminate purchased power contract        (196,698)       --
        Amortization of costs to terminate purchased
          power contracts                                     7,133      2,267
        Payment received related purchased power contract
          termination                                         1,000      1,000
        Cost of early retirement and involuntary
          severance plan                                      3,836      2,801
        Base rate case amortizations included in
           operation and maintenance                            864        705
        Allowance for equity funds used during
          construction                                         (462)    (1,013)
        Deferred income tax provision                         1,304      3,407
        Deferred investment tax credits                        (133)      (134)
     Changes in assets and liabilities:
        Deferred fuel revenue and purchased power            (2,940)     2,261
        Receivables, net and unbilled revenue                 1,960      2,043
        Prepaid pension costs                                   --      (1,113)
        Accounts payable                                     (5,011)    (3,258)
        Accrued interest                                      2,508     (1,268)
        Current and deferred income taxes                      (220)       --
        Accrued pension costs                                   205        --
        Accrued postretirement benefit costs                    570        620
        Other current assets and liabilities, net               542        823
        Other, net                                            3,192      1,239
                                                         ----------- ----------
  Net Cash (Used in) Provided By Operations              $ (173,487) $  21,779
                                                         ----------- ----------
CASH FLOWS FROM INVESTING:
  Construction expenditures                              $  (12,997) $ (15,198)
  Allowance for borrowed funds used during construction        (521)    (1,116)
                                                         ----------- ----------
  Net Cash (Used in) Investing                           $  (13,518) $ (16,314)
                                                         ----------- ----------
CASH FLOWS FROM FINANCING:
  Dividends on preferred stock                           $   (1,185) $  (1,185)
  Dividends on common stock                                  (6,065)    (6,754)
  Payments on long-term debt                                 (2,107)    (2,595)
  Issuances of common stock:
    Public offering 867,500 shares in 1994                      --      14,084
    Dividend reinvestment plan (99,760 shares in 1995
      and 63,764 in 1994)                                     1,011        998
  Issuances of long-term debt                               186,000        --
  Short-term debt, net                                       11,000    (11,000)
                                                         ----------- ----------
    Net Cash Provided By (Used in) Financing             $  188,654  $  (6,452)
                                                         ----------- ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  $    1,649  $    (987)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                 1,956      2,387
                                                         ----------- ----------
CASH AND CASH EQUIVALENTS - END OF NINE MONTHS           $    3,605  $   1,400
                                                         =========== ==========
CASH PAID DURING THE NINE MONTHS FOR:
  INTEREST (Net of Amount Capitalized)                   $   10,000  $   8,089
  INCOME TAXES                                                  277        --
                                                         =========== ==========

See notes to the consolidated financial statements.


                              BANGOR HYDRO-ELECTRIC COMPANY
                     CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                     000's Omitted
                                     (Unaudited)



                                       1995          1994
                                   -----------   -----------

BALANCE AT JANUARY 1               $   13,758    $   17,386

ADD - NET INCOME                        2,425         6,175
                                   -----------   -----------
                                   $   16,183    $   23,561
                                   -----------   -----------
DEDUCT:

  Dividends -
    Preferred stock                $    1,185    $    1,185
    Common stock                        5,005         7,062
    Other                                  92            54
                                   -----------   -----------
                                   $    6,282    $    8,301
                                   -----------   -----------

BALANCE AT SEPTEMBER 30            $    9,901    $   15,260
                                     ==========    ==========

See notes to the consolidated financial statements.



                      BANGOR HYDRO-ELECTRIC COMPANY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1995
                                 (Unaudited)


(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:

    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and the notes thereto and all other information included in the 1994 Form 10-K.
    In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 1995 and the results of operations and cash flows for the periods ended September 30, 1995 and 1994.
    The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 1994 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.

(2)  INCOME TAXES:
     The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the provisions for federal income taxes:

                                  NINE MONTHS ENDED SEPT.30,
                                       1995          1994
                                 AMOUNT    %    AMOUNT    %

                                    (Dollars in Thousands)
Federal income tax provision
   at statutory rate              $1,268   34%    $3,212  34%
Plus(less)permanent differences
   in tax expense resulting
   from statutory exclusions
   from taxable income                14    -       (323)  4

                                  -------  ---    ------- ---
Federal income tax provision
   before effect of temporary
   differences                    $1,282   34%    $2,889  30%
Plus(less) temporary differences
   that are flowed through for
   ratemaking and accounting
   purposes                           99    3        (20)  -

                                  -------  ---    ------- ---
Federal income tax provision      $1,381   37%    $2,869  30%
                                  =======  ===    ======= ===



(3)  INVESTMENT IN JOINTLY OWNED FACILITIES:
   Condensed financial information for Maine Yankee Atomic Power Company ("Maine Yankee"), Maine Electric Power Company, Inc. ("MEPCO"), Bangor-Pacific Hydro Associates ("BPHA") and Chester SVC Partnership ("Chester") is as follows:

                               MAINE YANKEE           MEPCO
                            -----------------   -----------------
                                    (Dollars in Thousands)
                                        (Unaudited)

                               Operations for Nine Months Ended
                            -------------------------------------

                             Sept.30,  Sept.30,  Sept.30, Sept.30,
                              1995      1994      1995     1994
                            --------  --------  -------- --------
OPERATIONS:
  As reported by investee-
   Operating revenues       $156,722  $128,496  $41,650  $17,572
                            ========  ========  =======  =======
  Earnings applicable to
    common stock            $  5,254  $  5,283  $    79  $    79
                            ========  ========  =======  =======
 Company's reported equity-
   Equity in net income     $    368  $    370  $    11  $    11

    Deduct-Effect of
      adjusting Company's
       estimate to actual          -       (14)       -        -
                            --------  --------  -------  -------
   Amounts reported by
     Company                $    368  $    356  $    11  $    11
                            ========  ========  =======  =======




                                MAINE YANKEE          MEPCO
                             ---------------   -----------------

                                    (Dollars in Thousands)
                                       (Unaudited)

                                    Financial Position at

                              Sept.30,  Dec. 31, Sept.30, Dec. 31,
                                1995      1994     1995     1994
                              --------  -------- -------- --------
FINANCIAL POSITION:
As reported by investee-
  Total assets               $563,809  $549,910  $  6,446 $ 6,563
  Less-
    Preferred stock            18,600    19,200          -      -
    Long-term debt             98,999   118,666       870   1,730
    Other liabilities and
      deferred credits        375,137   344,550     4,698   3,955
                             --------  --------  -------- -------
   Net assets                $ 71,073  $ 67,494  $    878 $   878
                             ========  ========  ======== =======

Company's reported equity -
   Equity in net assets      $  4,975  $  4,725  $    125 $   125
   (Deduct)add- Effect
     of adjusting Company's
     estimate to actual          (221)       29         -       -
                             ---------  --------  -------- -------
  Amounts reported by
              Company         $  4,754  $  4,754  $    125 $   125
                             =========  ========  ======== =======



                                  BPHA              Chester
                            -----------------   -----------------
                                    (Dollars in Thousands)
                                        (Unaudited)

                              Operations for Nine Months Ended
                            -------------------------------------
                            Sept 30,  Sept 30,  Sept 30, Sept 30,
                              1995      1994      1995     1994
                            --------  --------  -------- --------
OPERATIONS:
  As reported by investee-
   Operating revenues       $ 5,453   $  5,222  $ 3,729  $ 3,910
                            =======   ========  =======  =======
  Net Income                $ 1,520   $    820  $     -  $     -
                            =======   ========  =======  =======
 Company's reported equity
   in net income            $   760   $    410  $     -  $     -
                            =======   ========  =======  =======


                                   Financial Position at
                              Sept 30,  Dec. 31, Sept 30, Dec. 31,
                                1995      1994     1995     1994
                              --------  -------- -------- --------
FINANCIAL POSITION:
As reported by investee-
  Total assets               $ 40,898  $ 41,789  $ 30,361 $31,325
  Less-
    Long-term debt             33,075    34,950    28,499  29,387
    Other liabilities           2,201     2,477     1,862   1,938
                              --------  --------  -------- -------
         Net assets         $  5,622  $  4,362  $      - $     -
                              ========  ========  ======== =======

Company's reported equity
  in net assets              $  2,811  $  2,181  $      - $     -
                              ========  ========  ======== =======

(4)  ALTERNATIVE MARKETING PLAN:

    With the Maine Public Utilities Commission's (MPUC) order on
February 14, 1995, approving many aspects of the Company's Alternative Marketing Plan (AMP) proposal, the fuel adjustment clause and deferred fuel accounting were eliminated effective January 1, 1995. Consequently, in the first quarter of 1995, base and fuel cost adjustment (FCA) rates were combined into one overall rate, and the associated revenues have been reflected as Electric Operating Revenues.
     As of January 1, 1995, the Company's collections under the FCA had exceeded its costs by approximately $3.03 million. The MPUC allowed the Company to retain the overcollection and ordered that the amount be amortized over a period of three years beginning January 1, 1995.

(5)  MAINE YANKEE OUTAGE:
    The Company has a 7% equity investment in the Maine Yankee nuclear generating plant, which has been a low cost source of power since it came on line in the early 1970's. As reported in the first quarter of 1995, when the plant shut down for refueling earlier this year, inspections resulted in discovering that the steam generator tubes were degrading and would require extensive repair. After a thorough evaluation, in May it was determined to resleeve all of the tubes in all three steam generators. The cost of this repair is estimated at $40 million, of which the Company is responsible for 7%. The Company accrued for its estimated share of the resleeving project costs as of June 30, 1995. The resleeving costs are offset to some extent by O&M savings at Maine Yankee, due to various cost cutting measures by the Company while the plant is nonoperational. Repairs are essentially completed, and the plant is anticipated to be operational by the end of 1995. In addition, the Company is incurring replacement power costs of approximately $800,000 per month while the plant is off-line.

(6)  BUYBACK OF PURCHASED POWER CONTRACTS:
      As discussed in the first quarter, earlier in 1995 the Company negotiated agreements to "buy back" its high-cost commitment to purchase power from two identical non-utility generating plants. The transaction, valued at approximately $170 million, was completed on June 30, 1995. Under AMP the buyback costs have been deferred and recorded as a regulatory asset, to be amortized and collected over a ten year period, beginning July 1, 1995.
      The buyback was financed entirely with new debt instruments. The Company entered into a loan agreement with the Finance Authority of Maine
(FAME), which issued and sold $126 million of revenue notes, bearing interest at a rate of 7.03%, which the Company is obliged to repay. Of that amount, $105 million was made available to the Company to fund a portion of the buyback transaction, and approximately $21 million has been set aside in a debt service reserve fund which, absent the Company's default, will be used to pay the final installments of principal and interest on the notes at maturity in 2005. In order to secure the FAME notes, the Company executed a new General and Refunding Mortgage Indenture and Deed of Trust establishing a second mortgage on the Company's property, and issued bonds to FAME under the new mortgage in the amount of $126 million.
      The remainder of the buyback was financed by a new credit agreement with a group of seven banks. The credit agreement consists of a revolving credit facility in the initial amount of $55 million and a term loan in the amount of $60 million. The revolving credit facility replaces the Company's short-term credit facilities that existed prior to the closing of this transaction, has a term of five years, and also provides for the issuance of a letter of credit required to support $4.2 million of the Company's Pollution Control Revenue Bonds. To secure the existing letter of credit related to the Pollution Control Revenue Bonds, until the new letter of credit could be issued, the Company deposited approximately $4.4 million of the proceeds from this financing with a third party trustee. These funds were released to the Company upon the issuance of the new letter of credit in August 1995. The term loan, used to finance a portion of the buyback, also has a five year term and requires annual principal payments of $12 million beginning in June 1996. Borrowings under the credit agreement are at variable rates, but the interest rate on the term loan was required to be fixed or capped within 120 days of the closing. In August 1995, the Company entered into agreements with three banks to cap the interest rate at 7.25%, with the cost to cap the interest rate amounting to $624,000. These costs are being amortized over the life of the term loan on a straight-line basis. The Company issued $115 million of non-interest bearing First Mortgage Bonds as security for the credit agreement.
               The debt instruments executed in connection with this financing contain a number of covenants and restrictions that the Company believes to be usual and customary for such a transaction, including a limitation on the aggregate amount of indebtedness the Company may incur and restrictions on the payment of dividends.

(7)  EARLY RETIREMENT AND INVOLUNTARY SEVERANCE PROGRAM:
        In the third quarter of 1995 the Company implemented an early retirement and involuntary severance plan, which resulted in approximately a 10% reduction in the Company's workforce. The cost of the program, amounting to $3.9 million, was charged to other operation and maintenance expense in the third quarter of 1995.

(8)  RECLASSIFICATIONS:
     Certain 1994 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended September 30, 1995.






                        BANGOR HYDRO-ELECTRIC COMPANY




               FORM 10-Q FOR PERIOD ENDING SEPTEMBER 30, 1995




                                   PART II











ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS -



Exhibit 4.1 Loan Agreement by and between Finance Authority of Maine and Bangor Hydro-Electric Company.

Exhibit 4.2 Credit Agreement Dated as of June 30, 1995 among Bangor Hydro-Electric Company, the banks named therein, Chemical Bank, as Administrative Agent and Fleet Bank of Maine and the First National Bank of Boston, as Co-Agents.

Exhibit 4.3 Purchase Contract dated as of June 28, 1995 among the Finance Authority of Maine and Bangor Hydro-Electric Company and Prudential Securities Incorporated.

Exhibit 4.4 General and Refunding Mortgage Indenture and Deed of Trust - Bangor Hydro-Electric Company to Chemical Bank, As Trustee Dated as of June 1, 1995.

Exhibit 4.5 Supplemental Indenture Dated as of June 15, 1995 to General and Refunding Mortgage Indenture and Deed of Trust dated as of June 1, 1995 (Bangor Hydro-Electric Company to Chemical Bank).

Exhibit 4.6 Supplemental Indenture Dated as of June 29, 1995 to Mortgage and Deed of Trust dated as of July 1, 1936 (Bangor Hydro-Electric Company to Citibank, N.A. As Trustee).

Exhibit 10.1 Purchase agreement between Babcock-Ultrapower Jonesboro and Bangor Hydro-Electric Company.

Exhibit 10.2 Purchase agreement between Babcock-Ultrapower West Enfield and Bangor Hydro-Electric Company.


    REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter for which this report is submitted.




                        BANGOR HYDRO-ELECTRIC COMPANY

                FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1995



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




                                       BANGOR HYDRO-ELECTRIC COMPANY
                                               (Registrant)

                                           /s/ Frederick S. Samp
Dated:  November 10, 1995              ______________________________

                                              Frederick S. Samp
                                       Vice President - Finance & Law
                                           (Chief Financial Officer)