Form 10-K
period 1995-12-31
BANGOR HYDRO ELECTRIC CO
filed 1996-03-27
CIK 9548

FORM 10-K


                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal year ended DECEMBER 31, 1995   Commission File No. 0-505
                             -----------------                       -----

                     BANGOR HYDRO-ELECTRIC COMPANY
   -----------------------------------------------------------------
           (Exact Name of Registrant as specified in its charter)


         MAINE                                     01-0024370
---------------------------                  -------------------------

  (State of Incorporation)                    (I.R.S. Employer ID No.)


                  33 STATE STREET, BANGOR, MAINE               04401
            ----------------------------------------          ---------
            (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code    207-945-5621
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of exchange on which registered

COMMON STOCK, $5 PAR VALUE                 NEW YORK STOCK EXCHANGE
--------------------------                 -----------------------
         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $5 Par value
                      (7,315,099 SHARES OUTSTANDING AT MARCH 20, 1996)
                      --------------------------------------------------
                      7% PREFERRED STOCK, $100 PAR VALUE
                      --------------------------------------------------
                      4 1/4% PREFERRED STOCK, $100 PAR VALUE
                      --------------------------------------------------
                      4% PREFERRED STOCK SERIES A, $100 PAR VALUE
                      --------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No
    ----------       ---------

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value on March 20, 1996 of the voting stock held by non-affiliates of the registrant was $82.0 million.

    The information required by Part III Items 10, 11, 12 and 13 is incorporated by reference from the registrant's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1995.

PART I
------
ITEMS 1 THROUGH 2  BUSINESS; PROPERTIES
---------------------------------------
     GENERAL
     -------

     The Company is a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy, with a service area of approximately 5,275 square miles having a population of approximately 191,000 people. The Company serves approximately 103,000 customers in portions of the counties of Penobscot, Hancock, Washington, Waldo, Piscataquis and Aroostook. The Company also sells energy to other utilities for resale. The Company has two material wholly-owned subsidiaries. Penobscot Hydro Co., Inc. ("PHC") was incorporated in 1986 to own the Company's 50% interest in a joint venture, Bangor-Pacific Hydro Associates ("Bangor-Pacific"), which redeveloped the West Enfield hydroelectric project (the "West Enfield Project"). Bangor Var Co., Inc. ("Bangor Var Co.") was incorporated in 1990 to hold the Company's 50% interest in a partnership which owns certain facilities used in the Hydro-Quebec Phase II transmission project ("HQ-II") in which the Company is a participant. See "Joint Ventures."

     In 1995, 29.6% of the Company's kilowatt hour ("KWH") sales were to residential customers, 29.3% were to commercial customers, 39.9% were to industrial customers and 1.2% were to other customers. For additional information concerning the Company's sales, see Item 6, "Selected Financial Data", below.

     The Company's KWH sales are generally higher during the winter months, with the winter peak electric demand usually 15% higher than the summer peak. The maximum peak electric demand that the Company's system experienced during the 1995-1996 winter, as of March 20, 1995, was approximately 267 megawatts ("MW") on January 3, 1996. At that time the Company had approximately 379.4 MW of generating capacity and firm purchased power, comprised of 106 MW from Company-owned generating units, 61 MW from Maine Yankee Atomic Power Company's nuclear generating facility ("Maine Yankee"), 18 MW from Hydro Quebec, 53 MW from non-utility power producers, and 140 MW from short term economy purchases.

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

   The principal executive offices of the Company are located at 33 State Street, Bangor, Maine 04401; telephone (207) 945-5621.


     CERTAIN ISSUES FACING THE COMPANY
     ----------------------------------

CHANGES IN THE ELECTRIC UTILITY INDUSTRY AND IN REGULATION - See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Developments for the Company and in the Electric Utility Industry and Potential Effects on Future Sales, Earnings and Dividend Policy" for a discussion of the effect of competition and other events on future sales, earnings and dividend policy. That discussion includes a description of a pending Maine Public Utilities Commission investigation into the possible restructuring of the electric industry in the State of Maine to increase retail competition. Also included in Item 7 is a complete report on the Company's efforts to provide electric rates set at competitive levels to retain and attract customers, including a discussion of the MPUC Order in early 1995 approving substantial changes in the way the Company's prices are
established.   Finally, see Item 7 for an analysis the implications of those developments on the Company's future dividend policy.


MAINE YANKEE - The Company, through its equity investment totalling approximately $5.0 million at December 31, 1995, owns 7% of the common stock of Maine Yankee Atomic Power Company, which owns and operates an 880 megawatt nuclear generating plant in Wiscasset, Maine, and is entitled under a cost-based power contract to an approximately equal percentage of the plant's output. The Company's total payments under its power purchase agreement with Maine Yankee were approximately $14.3 million, of which approximately $1.9 million were related to the plant's 1995 sleeving project. Maine Yankee's operating license expires in 2008. During 1995, Maine Yankee experienced an extended outage to resleeve the approximately 17,000 steam generator tubes contained in the plant. That project was concluded in late 1995 and the plant returned to operation at 90% of its rated generating capacity in January, 1996. Maine Yankee is presently taking steps to meet Nuclear Regulatory Commission requirements to return to 100% operation. The Company cannot predict when the plant will gain the authority to return to 100% operating level or when it will achieve this level once authority is granted. For a further discussion regarding these issues, see Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Developments for the Company and in the Electric Utility Industry and Potential Effects on Future Sales, Earnings and Dividend Policy - Maine Yankee".

The Company is required to fund its pro rata share of Maine Yankee's decommissioning costs, costs of storage and disposal of spent fuel and low-level radioactive wastes. Provision for these items, based on current estimates of the eventual costs, is made as Maine Yankee's rates are established, and are included in the Company's rates to customers. To the extent Maine Yankee cannot obtain its own financing, the Company would be required to pay its pro rata share of additional capital expenditures to maintain the unit in commercial operation. The magnitude of these various costs is dependent in part upon the future resolution of several political and technological uncertainties, and may be substantial. Maine voters have rejected three referendum proposals to force the premature shutdown of Maine Yankee, the most recent being in 1987; and the State of Maine has enacted several restrictive statutes purporting to govern aspects of Maine Yankee's operations. The Company would expect that its share of the costs of the operation and decommissioning of Maine Yankee will continue to be reflected in its rates, but cannot predict whether future voter and other necessary approvals will be obtained in a timely fashion or whether all technological uncertainties can be adequately resolved.

SIGNIFICANT CUSTOMER - Pursuant to a special rate contract approved by the Maine Public Utilities Commission, the rate for service provided by the Company to HoltraChem Manufacturing Company, L.L.C. ("HMC"), a significant customer, is based in part on a "revenue sharing" arrangement whereby the revenues for service vary depending on the price and volume of product sold by HMC. During 1995, revenue sharing payments from HMC totalled approximately $4.2 million. HMC's principal business is selling chlorine and caustic soda, primarily to the paper industry in the State of Maine. As of this writing, there have not been significant changes in the price or volume of product sold by HMC during 1996. However, the Company is unable to predict whether market conditions for these products will change in the future.

     CONSTRUCTION PROGRAM

     The Company's construction program consists of extensions and improvements of its transmission and distribution facilities, construction of new generating stations or capital improvements to existing generating stations, capital improvements to the Company's internal computer and information systems and other general projects within the Company's service area. The Company projects that capital expenditures will aggregate about $33 million in the period 1996 through 1998 excluding capitalized overheads.

     RATES AND REGULATION
     --------------------
RATE MATTERS - See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Developments for the Company and in the Electric Utility Industry and Potential Effects on Future Sales, Earnings and Dividend Policy - Changes in the Industry and in Regulation", incorporated herein by reference, for a discussion of recent changes in the way the Company's prices will be established in the future and for a description of the ongoing involvement by the MPUC in rate matters. In addition, the MPUC is currently investigating the possibility of implementing a "rate cap" mechanism for the Company that could, if implemented, restrict the Company's opportunity to adjust rates unless its earnings varied outside certain parameters. This investigation is a continuation of the MPUC's investigation of regulatory flexibility for the Company described in Item 7. It represents an attempt to institutionalize the Company's business strategy of trying to improve its financial condition through cost reductions and increased sales rather than through increases in core electric rates, also described in Item 7. The MPUC is expected to conclude the investigation this summer.

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

     The following table sets forth certain information with regard to such licenses.

                LICENSED       ISSUE DATE OF       CURRENT EXPIRATION
 PROJECT        CAPACITY      ORIGINAL LICENSE           DATE
--------        --------      -----------------    ------------------

Ellsworth       8,900 KW      April 12, 1977       December 31, 2018

Howland         1,875 KW      September 12, 1980   September 30, 2000

Medway          3,400 KW      March 29, 1979       March 31, 1999

Milford         6,400 KW      December 31, 1969    Original license
                                                   expired
                                                   December 31, 1990
                                                   currently operating
                                                   on year-to-year
                                                   license.

Orono           2,332 KW      November 10, 1977    Original license
                                                   expired
                                                   September 25, 1985
                                                   currently operating
                                                   on year-to-year
                                                   license.

Stillwater      1,950 KW      August 10, 1978      Original license
                                                   expired
                                                   December 31, 1993
                                                   currently operating
                                                   on year-to-year
                                                   license.

Veazie          8,400 KW      February 18, 1965    Original license
                                                   expired
                                                   September 25, 1985
                                                   currently operating
                                                   on year-to-year
                                                   license.

West Enfield*   13,000 KW     February 3, 1970     June 26, 2024


----------------
* Through PHC, the Company has a 50% ownership interest in Bangor-Pacific, which owns and operates the West Enfield Project.

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


     SEABROOK
    ---------

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

   Under the power contract between the Company and Bangor-Pacific, if the West Enfield Project operates as anticipated, payments by the Company to Bangor-Pacific are estimated at $7.5 million annually (without consideration of any distributions by the joint venture to the partners). In 1995, the Company paid approximately $7.3 million to Bangor-Pacific under this power contract. The Company would be required to make payments under the contract, regardless of whether any power were delivered, of approximately $4 million per year. However, the Company has the right to terminate the contract upon thirty-days' written notice if the failure to deliver power continues for a period of 112 consecutive months.

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

     EMPLOYEES
     ----------

     At December 31, 1995, the Company had 419 full time employees approximately 43% of whom were represented by a local union affiliated with the International Brotherhood of Electrical Workers (AFL-CIO). The present contract expires December 31, 1998. The Company believes that its relations with its employees are satisfactory.


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

   The Company's sources of generation for electric sales to its customers (net of off-system sales to other utilities) for 1995, 1994 and 1993 by type of fuel is shown below.

     SOURCE                             1995      1994      1993
     ------                             ----      ----      ----

     Hydroelectric (Company*).......     14%       15%       14%

     Nuclear Generation (Maine Yankee)    1%       25%       20%

     Oil (Company)...................     3%        2%        3%

     Biomass/Refuse (purchased)......     6%        8%       15%

     NEPOOL/other purchases..........    76%       50%       48%
                                         ----      ----      ----

        Total.......................     100%      100%      100%
                                         -----      ----      ----

--------------
* Includes purchases from the West Enfield Project, in which the Company has a 50% ownership interest.

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

   In addition, the Company owns more than 600 miles of transmission lines and more than 3,600 miles of distribution lines to serve its customers. Other properties consist of office, garage and warehouse facilities at various locations in its service area.


     POWER PURCHASE CONTRACTS
     ------------------------

     The following chart sets forth information concerning the Company's major power purchase contracts exclusive of Maine Yankee.


                                               CONTRACTED QUANTITY OF
  SELLER            TERM OF CONTRACT             CAPACITY OR ENERGY
----------        -------------------        ---------------------------

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

New England       November 1, 1994 through   30 MW and associated energy
Power Company     October 31, 1999.          from two designated nuclear
                                             units

New England       January 1, 1996 through    25 MW and associated energy
Power Company     October 31, 1998           from a designated system
                                             contract

United Illumi-    November 1, 1994 through   30 MW and associated energy
nating Company    October 31, 1997           from a designated oil unit

New Brunswick     November 1, 1994 through   45 MW system purchase of
Power             October 31, 1997           capacity and energy

New Brunswick     April 1, 1996 through      10 MW system purchase of
Power             October 31, 1998           capacity and energy (months
                                             of April-October only)

Great Bay Power   January 1,1996 through     10 MW and associated energy
Corporation       March 31, 1998             from a designated nuclear
                                             unit (November-March only)


--------------
* Through PHC, the Company has a 50% ownership interest in Bangor-Pacific, which owns and operates the West Enfield Project.

     During 1995, the Company reached agreement with Babcock-Ultrapower West Enfield and Babcock-Ultrapower Jonesboro to buy back two power contracts totalling approximately 49 MW. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Developments for the Company and in the Electric Utility Industry and Potential Effects on Future Sales, Earnings and Dividend Policy - Buyback of Purchased Power Contracts.

     For further details with respect to certain of these contracts, see Note 6 of the Notes to Consolidated Financial Statements.

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

     MAINE YANKEE
     -------------

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

1995 OUTAGE - The Maine Yankee plant, like other pressurized water reactors, experienced degradation of its steam generator tubes, principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of tubes. During the refueling and maintenance shutdown that commenced in February 1995, Maine Yankee detected through new inspection methods increased degradation of the plant's steam generator tubes to the extent that approximately 60% of the plant's 17,000 steam generator tubes appeared to have defects to some degree. Because of the large number of affected tubes, the remedy of plugging the degraded tubes to take them out of service was no longer a viable option.

    Following a detailed analysis of the safety, technical and financial considerations associated with the degraded steam generator tubes, Maine Yankee elected to repair the tubes by inserting and welding short reinforcing sleeves of an improved material in substantially all of the plant's steam generator tubes. Similar repairs have been completed at other nuclear plants in the United States and abroad, but not on the scale of the Maine Yankee project. With Westinghouse Electric Corporation as the general contractor, the sleeving project started in early June of 1995, after approval of the Westinghouse sleeving process by the Nuclear Regulatory Commission (NRC), and was essentially completed in early December. The repairs were estimated to cost $40 million, but Maine Yankee now estimates the project was completed for approximately $27 million. The Company charged to operations its share of the repair costs in 1995.

    During 1995, the Company incurred substantial costs for replacement power, and as explained above, since the FCA was eliminated at the beginning of 1995, the replacement power costs had a material impact in reducing earnings in 1995. After Maine Yankee went off-line, the Company incurred non-reconcilable incremental replacement power costs of approximately $8.6 million for the year. Combined with the Company's share of the repair cost, the Maine Yankee outage adversely impacted the Company's earnings in 1995 by $.86 per common share, after taxes.

    On December 4, 1995, when the resleeving project was substantially complete, Maine Yankee received a copy of a letter, from an organization with a history of opposing nuclear power development, to a State of Maine nuclear safety official based on documentation from an anonymous former employee of Yankee Atomic Electric Company (Yankee), an affiliate of Maine Yankee and other nuclear plant operators. The letter contained allegations that Yankee knowingly performed inadequate analyses to support two license amendments to increase the rated thermal power at which the Maine Yankee plant could operate. It was further alleged in the letter that Maine Yankee deliberately misrepresented the analyses to the NRC in seeking license amendments. The allegedly inadequate analyses related to the operation of the plant's emergency core cooling system (ECCS) and the calculation of the plant's containment peak postulated accident pressure, both under certain assumed accident conditions. The analyses were used in support of license amendments that authorized an increased rating of the plant from a level equal to approximately 90% of the maximum electrical capability of the plant to its current 100% rated level.

    In response to technical issues raised by the allegations, the NRC initiated a special technical review of the safety analysis performed by Yankee relating to Maine Yankee's license amendment applications for the power uprates. At the same time, Maine Yankee and Yankee initiated intensive internal investigations of the allegations and provided responsive information and documentation to the NRC.

    On December 18, 1995, a public meeting was held at the NRC to discuss the findings resulting from the NRC's technical review. At the meeting the NRC informed Maine Yankee that it had concerns regarding the adequacy of a proprietary computer code used in ECCS safety analyses supporting Maine Yankee's last two applications for license amendments that authorized power uprates to levels above 90% of its current maximum capacity. At the meeting the NRC also indicated that operation of the plant at a level up to 90% could be acceptable if operations were based on methods previously found acceptable by the NRC staff and not on the computer code that is currently under review by the NRC, and further informed Maine Yankee of the terms and conditions under which Maine Yankee could resume power operation of the plant. Subsequently, the NRC informed Maine Yankee that the allegations made in the anonymous letter would be the subject of investigations by the NRC's Office of Investigations and the Office of the Inspector General.

    On January 3, 1996, the NRC issued a "Confirmatory Order Suspending Authority For And Limiting Power Operation And Containment Pressure (Effective Immediately) And Demand For Information" (the Confirmatory Order) confirming the conclusions of the NRC from the public meeting and follow-up communications with Maine Yankee. The Confirmatory Order limited the power output of the Maine Yankee plant to approximately 90% of its rated maximum until the NRC shall have reviewed and approved plant-specific analyses meeting the NRC's criteria for operation of the ECCS under certain postulated accident conditions, in lieu of the analyses based on the questioned computer code. The Confirmatory Order further required that prior to operating the plant at any level, Maine Yankee should submit under oath specified information relating to operating the plant at up to the 90% level and descriptions of measures taken to assure compliance with the limitations on operating level and containment pressure.

    With respect to subsequently returning the plant to its 100% operating level, the Confirmatory Order required Maine Yankee to submit a plant-specific analysis meeting the NRC's requirements for ECCS operation under specified conditions at plant power levels up to 100% of its maximum rated capability. The Confirmatory Order also required an integrated containment analysis demonstrating that the maximum calculated containment pressure under certain postulated accident conditions does not exceed the design-basis pressure of the plant's containment. In addition, the Confirmatory Order required Maine Yankee to submit a schedule for providing the requested analyses and related information to the NRC.

    As of this writing, the Maine Yankee plant is operating at the 90% level, and Maine Yankee is continuing its efforts to meet the NRC's requirements to return to the 100% operating level. The Company cannot predict when the plant will gain the authority to return to the 100% operating level or when it will achieve this level once authority is granted. As a result of Maine Yankee's operating limitation, the Company will incur replacement power costs of between $70,000 and $100,000 per month as long as that limitation is in effect. Finally, the Company cannot predict the results of the internal and external investigations of the allegations brought to Maine Yankee's attention on December 4, 1995. Maine Yankee has stated, however, that it intends to pursue its internal investigation diligently and cooperate with the governmental investigations, and that it believes that after it develops information requested by the NRC for operation of the plant at full capacity it will be able to operate the plant at that level while meeting all applicable NRC safety requirements.

NUCLEAR FUEL STORAGE - Federal legislation enacted in 1987 directed the U.S. Department of Energy ("DOE") to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) disposal site at Yucca Mountain, Nevada. The legislation also provides for the possible development of a Monitored Retrievable Storage ("MRS") facility and abandons plans to identify and select a second permanent disposal site. An MRS facility would provide temporary storage for high-level waste prior to eventual permanent disposal. In late 1989, the DOE announced that the permanent disposal site was not expected to open before 2010, although originally scheduled to open in 1998. Additional delays due to political an technical problems are probable.

    On June 20, 1994, fourteen nuclear utilities filed suit against the DOE. The utilities are seeking a declaration from the United States Court of Appeals for the District of Columbia that the Nuclear Waste Policy Act requires the DOE to take responsibility for spent nuclear fuel in 1998. Maine Yankee is not participating in the lawsuit, but is monitoring developments.

    Under the terms of a license amendment approved by the NRC in 1984, the present storage capacity of the spent fuel pool at the Plant will be reached in 1999, and after 1996 the available capacity of the pool will not accommodate a full-core removal. After consideration of available technologies, Maine Yankee elected to provide additional capacity by replacing the fuel racks in the spent fuel pool at the Plant and, on January 25, 1993, filed with the NRC seeking authorization to implement the plan. On March 15, 1994, the NRC granted the authorization, and installation of the new racks is scheduled for 1996. Maine Yankee believes that the replacement of the fuel racks will provide adequate storage capacity through the Plant's licensed operating life, but cannot predict with certainty whether or to what extent the new level of storage capacity at the Plant will affect the operation of the Plant or the future cost of disposal.

NUCLEAR INSURANCE - In accordance with the Price-Anderson Act, the limit of liability for a nuclear-related accident is approximately $8.9 billion, effective November 18, 1994. The primary layer of insurance for the liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $8.7 billion, based on 110 licensed reactors. The secondary layer is based on a retrospective premium assessment of $79.275 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per accident. In addition, the retrospective premium is subject to inflation-based indexing at five-year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection, each licensee can be assessed an additional 5% ($3.775 million) of the maximum retrospective assessment.

    In addition to the insurance required by the Price-Anderson Act, Maine Yankee carries all-risk nuclear property damage insurance in the amount of $500 million plus additional excess nuclear property insurance in the amount of $2.25 billion, effective January 1, 1995. The all-risk nuclear property damage insurance of $500 million is obtained from the commercial insurance market and is not subject to retrospective premium assessments. The excess insurance of $2.25 billion is provided by a nuclear electric utility industry insurance company through a combination of current premiums, retrospective assessments and reinsurance. If the insurance company experiences losses in excess of its capacity to pay them, each participating utility may be assessed a retrospective premium of up to 7.5 times its premium with respect to industry losses in any policy year, which could range up to approximately $22.7 million for the Company. This excess coverage amount is the maximum offered by the industry mutual company.

LOW-LEVEL WASTE DISPOSAL - The federal Low-Level Radioactive Waste Policy Amendments Act (the "Waste Act"), enacted in 1986, required operating disposal facilities to accept low-level nuclear waste from other states until December 31, 1992. Maine did not satisfy its milestone obligation under the Waste Act requiring submission of a site license application by the end of 1991, and therefore became subject to surcharges on its waste and did not have access to regulated disposal facilities after the end of 1992. Maine Yankee then began storing all low-level waste generated at an on-site storage facility. On July 1, 1995, however, the State of South Carolina restored access to its facility and Maine Yankee has begun to ship low-level waste to the South Carolina facility for disposal.

    The states of Maine, Texas and Vermont have been pursuing the implementation of a compact for the disposal of low-level waste at a site in Texas. The ratification bill for the compact is before Congress for consideration at its 1996 session. The compact provides for Texas to take Maine's low-level waste over a 30-year period for disposal at a planned facility in west Texas. In return, Maine would be required to pay $25 million, assessed to Maine Yankee by the State of Maine, payable in two equal installments, the first after ratification by Congress and the second upon commencement of operation of the Texas facility. In addition, Maine Yankee would be assessed a total of $2.5 million for the benefit of the Texas county in which the facility would be located and would also be responsible for its pro-rata share of the Texas governing commission's operating expenses. The Maine Low-Level Radioactive Waste Authority suspended its search for a suitable disposal site in Maine and, as of June 30, 1994, ceased operations.

    In the event the required ratification by Congress is not obtained, subject to continued NRC approval, the Company will ship low-level waste off site for disposal in South Carolina or other available sites as long as the sites are available, reserving its capacity to store approximately ten to twelve years' production of low-level waste at its facility at the Plant site. Subject to obtaining necessary regulatory approval, the company could also build a second facility on the Plant site. The Company believes it is probable that it will have adequate storage capacity for such low-level waste available on-site, if needed, through the current licensed operating life of the Plant.

    The Company cannot predict whether the final required ratification of the Texas compact or other regulatory approvals required for on-site storage will be obtained, but Maine Yankee intends to utilize its on-site storage facility as well as dispose of low-level waste at the South Carolina site or other available sites in the interim and continue to cooperate with the State of Maine in pursuing all appropriate options.

CITIZEN COMPLAINT - By letter dated January 20, 1996 a citizen group called FRIENDS OF THE COAST -OPPOSING NUCLEAR POLLUTION filed a letter with the NRC pursuant to 10 C.F.R. 2.206 alleging certain safety concerns. Specifically, the group alleges (1) that the plant's containment is inadequate for power operation in excess of its original license and may be inadequate for original power operation limits based upon the design of the plant, and (2) that the plant's emergency core cooling system may not be adequately analyzed for materials degradation to ensure integrity at power operation at levels above original license limits or under accident conditions. The group is asking that the NRC suspend Maine Yankee's operating license or, in the alternative, limit the operating license to lower generating capacity levels than presently allowed. Maine Yankee has informed the Company that it believes that these issues were resolved previously and are not of any current concern.


    ENVIRONMENTAL MATTERS
    ----------------------

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

    The Company estimates that during 1995 it will spend approximately $450,000 in operations expenses and $700,000 in capital expenditures to comply with environmental standards for air, water and hazardous materials.


    EXECUTIVE OFFICERS OF THE COMPANY
    ---------------------------------

    The following are the present executive officers of the Company with all positions and offices held. There are no family relationships between any of them nor are there any arrangements pursuant to which any were selected as officers.

NAME                    AGE    OFFICE AND YEAR FIRST ELECTED
----                    ---    ------------------------------

Robert S. Briggs         52    President & Chief Executive
                               Officer since January 1991

Carroll R. Lee           46    Vice President-Operations
                               since 1990

Frederick S. Samp        45    Vice President - Finance &
                               Law since 1995; Treasurer since
                               1995; Chief Financial Officer
                               since 1995

    Each of the executive officers has for more than the last five years been an officer or employee of the Company. Mr. Briggs was Vice President and General Counsel from 1979 until 1987, Vice President-Law and Public Affairs from 1987 until 1988, Executive Vice President & Chief Operating Officer from 1988 until 1989 and President and Chief Operating Officer from 1989 until 1991. From 1983 through 1984, Mr. Lee was Vice President-Power Supply and Planning and he served as Vice President-Engineering and Operations from 1985 until 1987 and Vice President-Planning & Development from 1987 until 1990. Mr. Samp was Corporate Counsel, Corporate Secretary and Clerk from 1985 until 1988 and General Counsel, Corporate Secretary and Clerk from 1988 until 1995.


Item 3  LEGAL PROCEEDINGS
        ------------------

    See Note 8 to the Company's Financial Statements for a discussion of potential liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------  ----------------------------------------------------

    Not applicable.


PART II
-------

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------  -------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

    As of December 31, 1995, there were 8,250 holders of record of the Company's common stock.

    The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "BGR".

    The following table sets forth the high and low prices for the Common Stock as reported by the NYSE. The prices shown do not include commissions. Dividends are declared quarterly.

                                                        DIVIDENDS
                                                        DECLARED
FISCAL PERIOD                     HIGH       LOW        PER SHARE
-------------                     ----       ---        ---------

1994
----
  First Quarter................ $19        $16 3/8         $.33
  Second Quarter...............  17         13              .33
  Third Quarter................  13 1/2     11 1/4          .33
  Fourth Quarter...............  12 1/4      9 3/8          .33

1995
----
  First Quarter................ $12 7/8     $9 1/4         $.33
  Second Quarter...............  12 3/8      9 1/8          .18
  Third Quarter................  12 1/2     10 1/4          .18
  Fourth Quarter...............  12 3/4     11 1/8          .18

1996
----
  First Quarter
    (through March 20, 1996)... $12 1/2    $10 1/2         $.18


ITEM 6
------
SELECTED FINANCIAL DATA
-----------------------


SIX YEAR STATISTICAL SUMMARY
Bangor Hydro-Electric Company

                                                  1995        1994        1993           1992         1991         1990
---------------------------------------------------------------------------------------------------------------------------
MEGAWATT HOURS (MWH) GENERATED AND PURCHASED
  Hydro Generation (Company)                     275,810     271,616     275,694        305,011      313,629      350,898
  Nuclear Generation (Maine Yankee)               13,606     456,871     395,665        368,641      430,879      334,343
  Oil (Company)                                   50,706      35,759      47,115         80,770       70,681      150,074
  Biomass/Refuse                                 177,558     190,218     281,260        307,451      338,376      435,050
  NEPOOL/Other Purchases                       1,540,530     958,363     937,431        767,306      702,818      674,738
---------------------------------------------------------------------------------------------------------------------------
     Total Generated & Purchased               2,058,210   1,912,827   1,937,165      1,829,179    1,856,383    1,945,103
       Less Line Losses and Company Use          140,128     136,908     135,561        131,764      122,370      125,265
---------------------------------------------------------------------------------------------------------------------------
  Remainder - MWH sold                         1,918,082   1,775,919   1,801,604      1,697,415    1,734,013    1,819,838
===========================================================================================================================
CLASSIFICATION OF SALES - MWH
  Residential                                    513,076     516,470     515,242        521,889      517,259      517,946
  Commercial                                     511,720     507,285     500,488        490,861      483,376      481,301
  Industrial                                     686,386     611,876     615,314        563,734      539,565      567,595
  Lighting                                         9,547       9,416       9,590          9,876       10,615       11,104
  Wholesale                                       10,961      11,705      10,311         10,462       10,880       16,930
---------------------------------------------------------------------------------------------------------------------------
     Total MWH Billed to Customers             1,731,690   1,656,752   1,650,945      1,596,822    1,561,695    1,594,876
       Unbilled Sales - Net Increase (Decrease)    4,658       6,366       2,001        (11,832)       4,175        1,451
---------------------------------------------------------------------------------------------------------------------------
     Total Delivered Sales (MWH)               1,736,348   1,663,118   1,652,946      1,584,990    1,565,870    1,596,327
       (Less) Non-Firm Sales                     295,818     231,128     254,359        208,066      203,108      236,834
---------------------------------------------------------------------------------------------------------------------------
            Total Firm Delivered Sales (MWH)   1,440,530   1,431,990   1,398,587      1,376,924    1,362,762    1,359,493
     Off-System Sales                            181,734     112,801     148,658        112,425      168,143      223,511
---------------------------------------------------------------------------------------------------------------------------
  Total Energy Sales (MWH)                     1,918,082   1,775,919   1,801,604      1,697,415    1,734,013    1,819,838
===========================================================================================================================
ELECTRIC OPERATING REVENUES AND EXPENSES (000'S)
OPERATING REVENUES
  Residential                                 $   66,061  $   64,008  $   64,244     $   66,429   $   58,510   $   53,090
  Commercial                                      55,030      53,410      53,599         53,806       46,859       41,820
  Industrial                                      39,929      37,040      39,508         39,340       34,047       35,059
  Lighting                                         2,051       2,010       1,915          1,933        1,755        1,621
  Wholesale                                          859         937         903            895          898        1,431
---------------------------------------------------------------------------------------------------------------------------
     Total Revenue From Customers             $  163,930  $  157,405  $  160,169     $  162,403   $  142,069   $  133,021
       Unbilled Sales-Net Increase (Decrease)        210       1,450        (237)          (964)       2,642         (277)
---------------------------------------------------------------------------------------------------------------------------
     Total Revenue                            $  164,140  $  158,855  $  159,932     $  161,439   $  144,711   $  132,744
       (Less) Non-Firm Revenue                    11,149       8,450       8,876          8,331        8,040       11,959
---------------------------------------------------------------------------------------------------------------------------
            Total Firm Revenue                $  152,991  $  150,405  $  151,056     $  153,108   $  136,671   $  120,785
     Off-System Revenue                           14,098      12,750      15,326         13,857       15,736       17,746
---------------------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                 $  178,238  $  171,605  $  175,258     $  175,296   $  160,447   $  150,490
===========================================================================================================================

OPERATING EXPENSES
  Fuel Used in Generation                     $   82,301  $   90,339  $  102,670     $  101,465   $   93,687   $   83,904
  Purchased Power                                 16,383      13,793      13,716         13,478       13,387       11,607
  Operating and Maintenance Expense               35,711      33,498      29,474         27,042       25,253       23,898
  Depreciation and Amortization                   20,544      10,333       6,447          6,789        6,615        7,004
  Taxes                                            6,306       8,803       8,866          9,499        6,856        7,735
---------------------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                 $  161,245  $  156,766  $  161,173     $  158,273   $  145,798   $  134,148
===========================================================================================================================
SUMMARY OF OPERATIONS (000'S)
  Operating Revenue                           $  184,914  $  174,098  $  177,972     $  176,789   $  162,243   $  151,673
  Operating Expenses                             161,245     156,766     161,173        158,273      145,798      134,148
  Other Income (including equity AFDC)               760       1,308      (2,657)*        1,690        2,367        1,738
  Interest Expense (net of borrowed AFDC)         20,092      11,183       8,805          9,952       10,614       10,894
---------------------------------------------------------------------------------------------------------------------------
     Net Income (Loss)                        $    4,337  $    7,457  $    5,337 *   $   10,254   $    8,198   $    8,369
       Less Preferred Dividends                    1,702       1,652       1,646          1,613        1,613        1,613
---------------------------------------------------------------------------------------------------------------------------
     Earnings on Common Stock                 $    2,635  $    5,805  $    3,691 *   $    8,641   $    6,585   $    6,756
===========================================================================================================================
SELECTED FINANCIAL DATA
  Total Assets (000's)                        $  566,076  $  381,250  $  373,521     $  288,867   $  279,483   $  269,735

ELECTRIC PLANT (000'S)
  Total Electric Plant                        $  323,664  $  303,637  $  281,606     $  255,601   $  232,079   $  209,757
  Depreciation Reserve                            81,934      75,667      71,184         67,645       66,111       63,330
---------------------------------------------------------------------------------------------------------------------------
     Net Electric Plant                       $  241,730  $  227,970  $  210,422     $  187,956   $  165,968   $  146,427
===========================================================================================================================
CAPITALIZATION (000'S)
  Short-Term Debt                             $   35,000  $   27,000  $   36,000     $   15,000   $   28,500   $   23,000
  Long-Term Debt                                 288,075     116,367     119,126        100,685       81,515       89,565
  Redeemable Preferred Stock                      12,070      13,740      15,168         15,102       15,068       15,034
  Preferred Stock                                  4,734       4,734       4,734          4,734        4,734        4,734
  Common Equity                                  103,192     105,658      93,944         82,230       79,797       67,473
---------------------------------------------------------------------------------------------------------------------------
     Total                                    $  443,071  $  267,499  $  268,972     $  217,751   $  209,614   $  199,806
---------------------------------------------------------------------------------------------------------------------------
CAPITAL STRUCTURE RATIOS (%)
  Short-Term Debt                                    7.9%       10.1%       13.4%           6.9%        13.6%        11.5%
  Long-Term Debt                                    65.0%       43.5%       44.3%          46.2%        38.9%        44.8%
  Preferred Stock                                    3.8%        6.9%        7.4%           9.1%         9.4%         9.9%
  Common Stock                                      23.3%       39.5%       34.9%          37.8%        38.1%        33.8%
---------------------------------------------------------------------------------------------------------------------------
     Total                                         100.0%      100.0%      100.0%         100.0%       100.0%       100.0%
===========================================================================================================================
MISCELLANEOUS STATISTICS
  Shares Outstanding (Average)                 7,264,360   6,947,746   5,862,411      5,393,306    4,947,232    4,450,684
  Shares Outstanding (Year End)                7,301,557   7,185,143   6,225,394      5,420,955    5,370,684    4,450,684
  Number of Stockholders (Year End)                8,250       7,705       7,511          7,325        7,116        6,839
  Earnings per Common Share                   $     0.36  $     0.84  $     0.63 *   $     1.60   $     1.33   $     1.52
  Dividends Declared per Common Share         $     0.87  $     1.32  $     1.32     $     1.32   $     1.29   $     1.25
  Book Value per Common Share                 $    14.13  $    14.71  $    15.09     $    15.17   $    14.86   $    15.16

  Return on Common Equity                           2.51%       5.55%       3.99%*        10.60%        8.81%       10.11%
  Ratio of AFDC to Common Stock Earnings              48%         45%        143%*           28%          29%          21%
  Ratio of Earnings to Fixed Charges                1.28        1.37        1.04 *         1.96         1.65         1.76
  Payout Ratio                                       200%        157%        210%*         82.5 %       97.0 %       82.2 %
  Percentage of Construction Expenditures
    Funded Internally                                100%         82%         72%            70 %         37 %          8 %
===========================================================================================================================
RESIDENTIAL CUSTOMER DATA
  Average Number of Customers                     86,194      85,041      84,211         83,305       82,568       81,151
  Kilowatt-Hours per Customer                      5,953       6,073       6,118          6,265        6,265        6,382
  Revenue per Customer                        $   766.42  $   752.67  $   762.89     $   797.42   $   708.63   $   654.21
  Revenue per Kilowatt-Hour in cents               12.88       12.39       12.47          12.73        11.31        10.25
===========================================================================================================================
MISCELLANEOUS SYSTEM DATA
  Net System Capability at Time of Peak (MW)
    Firm                                          330.01      340.45      341.17         342.39       337.29       323.06
  System Peak Demand (MW) (Winter Peak)           267.98      275.84      267.42         253.27       264.17       251.62
  Reserve Margin at Time of Peak                    23.2%       23.4%       27.6%          35.2%        27.7%        28.4%
  System Load Factor                                79.9%       73.5%       76.4%          77.2%        73.0%        79.5%
===========================================================================================================================

  * Includes the reserve established on certain licensing activites in 1993 ($5.6 million after taxes or $.95 per common share).  (See note 6).




ITEM 7
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT DEVELOPMENTS FOR THE COMPANY AND IN THE ELECTRIC UTILITY INDUSTRY AND POTENTIAL EFFECTS ON FUTURE SALES, EARNINGS AND DIVIDEND POLICY

CHANGES IN THE INDUSTRY AND IN REGULATION - Historically, the electric utility industry has been viewed as relatively stable for common equity investors, providing a consistent level of dividends with moderate growth and presenting a comparatively low risk to equity investments. This stability developed because of public policies that treated electric utilities as natural monopolies, requiring regulation of rates and service and the protection of defined service territories. The industry has been substantially free of competition while its profits have been limited by traditional rate of return regulation.

In recent years, several factors have worked together to increase competitive pressures on electric utilities in the United States and particularly in Maine. Prices charged by Maine's electric utilities have increased rapidly to cover the costs of implementing various public policy mandates including the purchase of power from high cost non-utility power producers, the subsidization of energy conservation and demand-side management measures, financial assistance for low income customers, environmental mitigation and improvement measures, and various other requirements. In addition, public and regulatory policies implemented in Maine in the 1970s and 1980s overtly discouraged the growth of electric sales, thereby tending to increase unit costs. As a consequence of these factors, electric rates in Maine have, on average, increased faster than the electric rates in New England, exclusive of Maine. In the past, Maine's rates were substantially lower, on average, than elsewhere in New England, but with the rate of increase experienced recently, the average rate in Maine is now just below the New England average. The Company's average rates are slightly less than the Maine statewide average.

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

At the Federal level and in many of the States, various further initiatives have been underway to restructure the electric industry in such a way so as to allow for completion of the transition to a competitive market for the generation of electricity and for the implementation of "retail wheeling" to allow customers to choose their electric energy vendors. Although the State of Maine has not heretofore taken the lead in promoting these efforts, in 1995 the Maine Legislature adopted a Resolve to study restructuring the electric utility industry in the State. The objective of the study is to see what it would take to implement competition by the year 2000. The first part of the Resolve required the formation of a "Work Group" made up of representatives of a number of diverse interests including Maine electric utilities. The work of that Group was completed late in 1995. While the Group reached general agreement on the identification of issues to be resolved before effective competition can be introduced, the diverse interests of the participants prevented a consensus on a plan of implementation.

The second part of the Legislature's Resolve requires the Maine Public Utilities Commission (MPUC) to conduct a study of Maine's electric utility industry and to develop at least two plans for an orderly transition to a competitive market for the retail purchase and sale of electricity. One plan must result in the achievement of full retail market competition in Maine by the year 2000, and the other plan must propose a structure of regulated and unregulated markets that maximizes the benefits of competition. The MPUC inquiry, which was formally initiated on December 12, 1995, must be completed and a report must be submitted to the Legislature no later than January 1, 1997.

In accordance with the MPUC's Notice of Inquiry, interested parties, including the Company, submitted their initial comments in late January 1996. The Company cannot predict the outcome of this proceeding, or whether this proceeding or other proceedings and initiatives will lead to further restructuring activities.

In addition to the increased pressures of competition from relaxed access to transmission services and the prospect of full retail wheeling in the future, technological improvements and increasing competition in the generation of electricity have in recent years lowered the cost of generation. The cost of new generation facilities today is significantly lower than the cost of facilities built only a few years ago that are now embedded in the existing cost structure of electric utilities. In addition, the cost for a large retail customer to install its own generation facilities at the point of consumption has dropped to a level that can be competitive with the prices charged by electric utilities.

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

In order to meet these competitive pressures and achieve profitability over the long term, the Company believes that it must control its costs and increase sales in order to minimize the rates it charges for electricity, and achieve greater revenue through increased sales. Although under traditional, "cost-plus", rate-of-return regulation the Company could reasonably expect to be allowed by the MPUC to increase its retail rates in an effort to enhance its profitability, the Company believes that this approach, taken by itself, would risk further erosion in sales. While it is difficult to forecast the precise relationship among rates, energy sales and total revenues over the short term, the Company believes that significant rate increases at this time would have a negative long-term impact on the Company's competitive position and its long-term financial success. The Company also believes this strategy is consistent with the implementation of greater retail competition, whether through the restructuring activities described above or otherwise. Accordingly, although the Company has not ruled out seeking modest rate relief from the MPUC in the future, it does not believe that the present challenge of relatively low earnings can be solved solely by rate increases.

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

More recently, the Company has been negotiating on an individual basis with customers that have demonstrated that, without rate relief, they will curtail their purchases from the Company. In early 1994, the MPUC authorized the Company to enter into a five-year contract (terminable by the customer with two years' notice) for the supply of power to one of the Company's largest firm industrial customers at reduced rates. At present, about 40% of the Company's commercial and industrial load is being served by such negotiated rates.

Despite those successes in retaining customers, the Company realized some time ago that more flexibility was necessary in order effectively to meet the demands of competition in a timely manner. Procedural obstacles and the lack of clear standards for evaluating proposed rate reductions had hindered the Company's ability to react quickly and flexibly to competitive threats. In 1994, the Company sought additional regulatory flexibility, and in early 1995, the MPUC approved a new Alternative Marketing Plan (or AMP) permitting greater opportunities for the Company to meet the challenges of competition over the long term. Specifically, the MPUC established the following guidelines for the reduction of rates with limited regulatory oversight:

1. For existing customer classes, the Company may offer reduced rates with a price floor at the Company's long-term marginal cost plus 10% as long as the rate structure of the class is maintained within specified limits. Rates that meet the criteria take effect automatically after a 30-day notice period. If a proposed reduction does not meet the criteria, the MPUC may suspend its effectiveness but will make a decision within four months of the initial filing date.

2. The Company may develop rates for new targeted customer classes with a price floor that depends upon whether the new load is "temporary" (not expected to continue for an extended period and sensitive to rate changes that occur after the initial discount) or "permanent" (expected to continue indefinitely regardless of later rate adjustments). For temporary load, the floor is short-term marginal cost plus 1.5 cents/KWH or, under certain circumstances, short-term marginal cost plus 10%. For permanent load, the floor is long-term marginal cost plus 10%. Rates that meet the criteria take effect automatically after a 30-day notice period.

3. The Company may negotiate special rate contracts with individual customers, the criteria for which depend upon the length of the contract and whether the load is temporary or permanent.

        a. For short-term contracts (up to three years) to supply temporary load, the floor is short-term marginal cost plus 1.5 cents/KWH. For short-term contracts to supply permanent load, the floor is long-term marginal cost plus 10%. Short-term contracts that meet all criteria take effect automatically after a 30-day notice period.

        b. For contracts with terms of three to five years, the floor is long-term marginal cost plus 10%. For contracts with terms of five to ten years, the floor is long-term marginal cost plus 25%. Contracts that meet all criteria take effect automatically after a 30-day notice period.

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

5. The Company was authorized to eliminate seasonal rate differentials (requiring higher charges during winter months than during the remainder of the year) for certain classes of customers, and did so effective March 1, 1995.

6. The total amount of price reductions (the "revenue delta") offered by the Company under the AMP is capped at 10% of the Company's revenues. If the revenue delta approaches the cap, the Company must request authority from the MPUC to offer further discounts.


As part of the AMP, effective January 1, 1995 the MPUC ordered the elimination of the Fuel Cost Adjustment (FCA), a rate mechanism under which the Company has historically been permitted to adjust retroactively for changes in the cost of fuel for generation and in certain purchased power costs. The Company had itself proposed this change because, under traditional regulation, the operation of the FCA has imposed the burden of the revenue loss as a result of price reductions on existing sales on utility shareholders while the benefits have been enjoyed by other utility customers. The Company believed, therefore, that a business strategy dependent on pricing flexibility would be effective only if the FCA were eliminated. However, the FCA had allowed the Company to respond quickly to changes in fuel and purchased power costs (both increases and decreases) and reduced the volatility of earnings. The Company recognized that its elimination might result in increased or decreased earnings solely from changes in costs over which the Company has limited control. As discussed in the following pages, the unanticipated outage during most of 1995 of the Maine Yankee nuclear power plant, of which the Company is a minority owner, had a significant negative impact on 1995 earnings in part because of the elimination of the FCA.

The Company purchases, rather than generates itself, a significant portion of the energy required to service its retail business. These purchased energy prices can vary with changes in the price or availability of the underlying fuel sources, and the risk of such price volatility is no longer covered by a rate mechanism like the FCA. To manage this exposure, in 1995, effective January 1, 1996, the Company entered into hedging transactions with three financial institutions. The Company determined that much of its exposure to purchased energy price volatility is closely matched to changes in residual oil prices. Accordingly, the Company entered into agreements known as "swaps", essentially in which the Company agreed to pay a fixed price for a specific quantity of a specific commodity (residual oil in this case), for a given time period. This transfers the risk (or the benefit) of commodity price fluctuations to the other party to the agreement for the given period of time. These are strictly financial transactions, and no delivery of the underlying commodity is taken. Settlements typically occur on a monthly basis and the cash receipts/payments arising from the "swap" transactions will offset corresponding increases/decreases in the Company's purchased energy costs. As a result, the Company can manage a substantial portion of the risk of energy price fluctuations, which allows the Company to more accurately predict its future purchased energy costs and cash flow requirements. To ensure the Company maintains a hedging, and not a speculative, position, the Company has established official policies, procedures and controls for its fuel hedging program.

As of January 1, 1995, the Company's collections under the FCA had exceeded its costs by approximately $3.03 million. With the elimination of the FCA, the MPUC recognized that there would no longer be a mechanism for the return of that sum to customers. The MPUC allowed the Company to retain that overcollection and ordered that the amount be amortized over a period of three years. That retention and amortization positively affected 1995 earnings and will continue to have a short-term positive impact on the Company's earnings in 1996 and 1997.

Also as requested by the Company, the MPUC established the recovery and accounting procedures to be followed in the event of a buyout of one or more of the Company's contracts for the purchase of power from high-cost non-utility independent power producers. Under those procedures, the Company was authorized to defer the 1995 buyback costs of the two high-cost power purchase contracts discussed below and record them as regulatory assets, to be amortized and collected over a ten-year period, beginning July 1, 1995. The cost of these contracts was being recovered through the FCA, and now with the elimination of the FCA, the revenue formerly allocated by the FCA to the recovery of the cost of these contracts became available for general corporate purposes, including the necessity to purchase replacement power and to service the financing of the buyback cost.

Finally, the MPUC acknowledged with approval the Company's commitment to attempt to cap existing electric rates at current levels for an extended period and expressed a desire to formalize the details of such a commitment by agreement of the affected parties. To date, the Company has not succeeded in reaching agreement with other interested parties, and the Commission has scheduled a formal hearing process to address the issue in 1996.

BUYBACK OF PURCHASED POWER CONTRACTS-The Company has been attempting to alleviate the adverse impact of the high-cost contracts for the purchase of power from independent, non-utility generators with whom the Company had been obliged to contract in the 1980s. One method for doing so has been to pay a fixed sum in return for terminating a contract. The first such transaction was accomplished in 1993, and in 1995 the Company succeeded in accomplishing two more. The 1995 transactions involved a "buyback" of the contracts for the purchase of power from two biomass-fueled generating plants in West Enfield and Jonesboro, Maine, which are identical plants under common ownership. The buyback cost was approximately $170 million, including transaction costs.

The cost of the buyback was financed entirely by new debt instruments, thereby significantly increasing the Company's indebtedness. The major components of the new debt are as follows:

1. The Company has entered into a Loan Agreement with the Finance Authority of Maine (FAME), a body corporate and politic and public instrumentality of the State of Maine. Pursuant to authorizing legislation in Maine, FAME issued $126 million of notes through a private placement, the repayment of which is the responsibility of the Company under the terms of the Loan Agreement. Of that amount, approximately $105 million was made available to the Company to finance a portion of the buyback and approximately $21 million was set aside in a capital reserve fund. The notes bear interest at an annual rate of 7.03%, mature on July 1, 2005 and are subject to a schedule of annual principal payments beginning on July 1, 1998. The amount held in the capital reserve fund will be used to pay the final installments of principal and interest due in 2005. The assets in the capital reserve fund are invested in a guaranteed annuity contract, earning interest at a rate of 6.51%, and the interest earnings are utilized to offset the semiannual interest payments on the FAME notes.

In order to secure the FAME notes, the Company executed a new General and Refunding Mortgage Indenture and Deed of Trust establishing a lien on the Company's property junior to the lien under the Company's First Mortgage Bonds Indenture. After the issuance of $115 million in Firs Mortgage Bonds to a group of bank lenders discussed below, the Company may not issue any additional First Mortgage Bonds in the future except to the trustee under the new General and Refunding Mortgage. The Company issued bonds to FAME under the new mortgage in the amount of $126 million.

2. The Company entered into a Credit Agreement with a group of seven banks consisting of a revolving credit facility in the initial amount of $55 million and a term loan in the amount of $60 million. The revolving credit facility replaced the Company's short-term credit facilities that existed prior to the closing, and also provided for the issuance of a letter of credit required to support $4.2 million of the Company's Pollution Control Revenue Bonds. The revolving credit facility has a term of five years. The term loan, used to finance a portion of the buyback cost, also has a five-year term and requires annual principal payments of $12 million beginning June 30, 1996. The Credit Agreement has various options for interest charges under variable rate formulas, but the Company was required to enter into a transaction to cap or fix the rate of interest on the term loan within 120 days of the execution of the Agreement. In August 1995, the Company entered into agreements with three banks to cap the interest rate at 7.25%, with the cost to cap the interest rate amounting to $624,000. These costs are being amortized over the life of the term loan. The Credit Agreement is secured by $115 million of non-interest bearing First Mortgage Bonds.

In addition to the buyback costs incurred to date, the Company is committed under certain conditions to reimburse the towns of Enfield and Jonesboro for lost property tax revenues in an amount not expected to exceed $1.4 million over a two-year period.

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


REDUCTION OF DIVIDEND ON COMMON STOCK In June of 1995, the quarterly dividend on common stock was reduced by $.15 from the prior quarterly level of $.33 per share that the Company had been paying since early 1992, to $.18 per share. This resulted in a reduction in the indicated annual rate from $1.32 to $.72.

The Company had announced in March 1995 that a reduction in the common dividend was likely to occur during the year. The reduction had been occasioned by the continuing pressure on earnings and the necessity to avoid further rate increases as the Company, along with the rest of the electric utility industry, adjusts to a more competitive business environment.

As a result of the financial impact of the Maine Yankee outage and the cost of an early retirement and severance program implemented in 1995, both discussed below, the Company's common dividends were not covered by earnings in 1995, even after taking into consideration the dividend reduction.

MAINE YANKEE-The Company, through its equity investment totalling approximately $5.0 million at December 31, 1995, owns 7% of the common stock of Maine Yankee Atomic Power Company (Maine Yankee), which owns and operates an 880 megawatt nuclear generating plant in Wiscasset, Maine, and is entitled under a cost-based power contract to an approximately equal percentage of the plant's output. The Maine Yankee plant, like other pressurized water reactors, experienced degradation of its steam generator tubes, principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of tubes. During the refueling and maintenance shutdown that commenced in February 1995, Maine Yankee detected through new inspection methods increased degradation of the plant's steam generator tubes to the extent that approximately 60% of the plant's 17,000 steam generator tubes appeared to have defects to some degree. Because of the large number of affected tubes, the remedy of plugging the degraded tubes to take them out of service was no longer a viable option.

Following a detailed analysis of the safety, technical and financial considerations associated with the degraded steam generator tubes, Maine Yankee elected to repair the tubes by inserting and welding short reinforcing sleeves of an improved material in substantially all of the plant's steam generator tubes. Similar repairs have been completed at other nuclear plants in the United States and abroad, but not on the scale of the Maine Yankee project. With Westinghouse Electric Corporation as the general contractor, the sleeving project started in early June of 1995, after approval of the Westinghouse sleeving process by the Nuclear Regulatory Commission (NRC), and was essentially completed in early December. The repairs were estimated to cost $40 million, but Maine Yankee now estimates the project was completed for approximately $27 million. The Company charged to operations its share of the repair costs in 1995.

During 1995, the Company incurred substantial costs for replacement power, and as explained above, since the FCA was eliminated at the beginning of 1995, the replacement power costs had a material impact in reducing earnings in 1995. After Maine Yankee went off-line, the Company incurred non-reconcilable incremental replacement power costs of approximately $8.6 million for the year. Combined with the Company's share of the repair cost, the Maine Yankee outage adversely impacted the Company's earnings in 1995 by $.86 per common share, after taxes.

On December 4, 1995, when the resleeving project was substantially complete, Maine Yankee received a copy of a letter, from an organization with a history of opposing nuclear power development, to a State of Maine nuclear safety official based on documentation from an anonymous former employee of Yankee Atomic Electric Company (Yankee), an affiliate of Maine Yankee and other nuclear plant operators. The letter contained allegations that Yankee knowingly performed inadequate analyses to support two license amendments to increase the rated thermal power at which the Maine Yankee plant could operate. It was further alleged in the letter that Maine Yankee deliberately misrepresented the analyses to the NRC in seeking license amendments. The allegedly inadequate analyses related to the operation of the plant's emergency core cooling system (ECCS) and the calculation of the plant's containment peak postulated accident pressure, both under certain assumed accident conditions. The analyses were used in support of license amendments that authorized an increased rating of the plant from a level equal to approximately 90% of the maximum electrical capability of the plant to its current 100% rated level.

In response to technical issues raised by the allegations, the NRC initiated a special technical review of the safety analysis performed by Yankee relating to Maine Yankee's license amendment applications for the power uprates. At the same time, Maine Yankee and Yankee initiated intensive internal investigations of the allegations and provided responsive information and documentation to the NRC.

On December 18, 1995, a public meeting was held at the NRC to discuss the findings resulting from the NRC's technical review. At the meeting the NRC informed Maine Yankee that it had concerns regarding the adequacy of a proprietary computer code used in ECCS safety analyses supporting Maine Yankee's last two applications for license amendments that authorized power uprates to levels above 90% of its current maximum capacity. At the meeting the NRC also indicated that operation of the plant at a level up to 90% could be acceptable if operations were based on methods previously found acceptable by the NRC staff and not on the computer code that is currently under review by the NRC, and further informed Maine Yankee of the terms and conditions under which Maine Yankee could resume power operation of the plant. Subsequently, the NRC informed Maine Yankee that the allegations made in the anonymous letter would be the subject of investigations by the NRC's Office of Investigations and the Office of the Inspector General.

On January 3, 1996, the NRC issued a "Confirmatory Order Suspending Authority For And Limiting Power Operation And Containment Pressure (Effective Immediately) And Demand For Information" (the Confirmatory Order) confirming the conclusions of the NRC from the public meeting and follow-up communications with Maine Yankee. The Confirmatory Order limited the power output of the Maine Yankee plant to approximately 90% of its rated maximum until the NRC shall have reviewed and approved plant-specific analyses meeting the NRC's criteria for operation of the ECCS under certain postulated accident conditions, in lieu of the analyses based on the questioned computer code. The Confirmatory Order further required that prior to operating the plant at any level, Maine Yankee should submit under oath specified information relating to operating the plant at up to the 90% level and descriptions of measures taken to assure compliance with the limitations on operating level and containment pressure.

With respect to subsequently returning the plant to its 100% operating level, the Confirmatory Order required Maine Yankee to submit a plant-specific analysis meeting the NRC's requirements for ECCS operation under specified conditions at plant power levels up to 100% of its maximum rated capability. The Confirmatory Order also required an integrated containment analysis demonstrating that the maximum calculated containment pressure under certain postulated accident conditions does not exceed the design-basis pressure of the plant's containment. In addition, the Confirmatory Order required Maine Yankee to submit a schedule for providing the requested analyses and related information to the NRC.

As of this writing, the Maine Yankee plant is operating at the 90% level, and Maine Yankee is continuing its efforts to meet the NRC's requirements to return to the 100% operating level. The Company cannot predict when the plant will gain the authority to return to the 100% operating level or when it will achieve this level once authority is granted. As a result of Maine Yankee's operating limitation, the Company will incur replacement power costs of between $70,000 and $100,000 per month as long as that limitation is in effect. Finally, the Company cannot predict the results of the internal and external investigations of the allegations brought to Maine Yankee's attention on December 4, 1995. Maine Yankee has stated, however, that it intends to pursue its internal investigation diligently and cooperate with the governmental investigations, and that it believes that after it develops information requested by the NRC for operation of the plant at full capacity it will be able to operate the plant at that level while meeting all applicable NRC safety requirements.

ACQUISITION OF WHOLESALE CUSTOMER-On October 26, 1995, the Company acquired the assets and service territory of its largest full requirements wholesale customer for a purchase price of approximately $2.4 million. The customer served approximately 1,800 customers.

COST REDUCTIONS - In the third quarter of 1995 the Company implemented an early retirement and severance program, resulting in approximately another 10% reduction in the Company's work force, and amounting to a onetime, non-cash charge to operations of $2.3 million or $.32 per common share (net of income taxes). Although this program will result in future cost savings, accounting guidelines required that the Company record the expense of the downsizing program in the period in which it was implemented.

OTHER - The Company occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of the Company's plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission, press releases and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that such forward-looking statements and estimates will be achieved.


LIQUIDITY, CAPITAL REQUIREMENTS, AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events for the years ended December 1995, 1994 and 1993 as they affect the Company's liquidity. Net cash used in operations was $164.5 million in 1995. In 1995 the Company expended approximately $197.7 million related to the purchased power contracts buyback ($168.7 million) and related financing costs ($29.0 million). These financing costs included debt issuance cots ($2.8 million), funding of the capital reserve fund ($21.2 million), collateral deposited with a third party trustee, pledged on the Company's letter of credit associated with its Pollution Control Revenue Bonds ($4.4 million), and the interest rate cap arrangements entered into as required by the financings ($.6 million). Upon establishing of a new letter of credit, the $4.4 million in collateral was released to the Company in the third quarter of 1995. The receipt of these funds is reflected in the Consolidated Statements of Cash Flows in Other, net and was utilized to pay down outstanding short-term debt.

Exclusive of the costs to buy back the purchased power contracts, which were entirely debt financed (see below), cash flows provided by operations were $33.2 million in 1995 as compared to $29.3 million in 1994. With the elimination of these purchased power contracts, the Company incurred no purchased energy costs related to the contracts in the period from July 1995 through December 1995, while in the comparable 1994 period, the Company incurred approximately $13.5 million in costs under these contracts. Another component of the increase in cash flows from operations is the reduction in payroll costs in 1995 as compared to 1994. Due principally to the reduction in the work force through the early retirement plans in 1995 and 1994, labor costs were approximately $1.4 million lower in 1995 as compared to 1994. Also enhancing cash flows from operations in 1995 as compared to 1994 were Company contributions to the defined benefit pension plans. In 1994 the Company contributed approximately $1.2 million to the non-bargaining unit plan, while in 1995, with the merging of the bargaining unit and non-bargaining unit plans, no contributions were required. This was due to the overfunded status of the bargaining unit plan prior to the merger. These enhancements to cash flows from operations were offset to some extent by the additional costs incurred in 1995 to replace the Company's share of Maine Yankee output, amounting to approximately $8.6 million, as well as $1.9 million in costs associated with the resleeving project.

Over the last three years, capital expenditures have been $19.5 million in 1995, $21.5 million in 1994 and $33.6 million in 1993 (including overhead costs allocated to the capital program). In 1995, approximately $2.0 million of the capital expenditures was related to the Company's power production facilities, $7.8 million was for its distribution system, $4.8 million was for its transmission system, and $3.0 related to implementing new customer and geographic information systems, with the remainder related to other general property and equipment, and costs associated with the licensing of new and the relicensing of existing hydroelectric projects. As previously discussed, the Company acquired the assets of its largest full-requirements wholesale customer in October 1995 at a cost of approximately $2.4 million. The 1993 expenditures included about $11.4 million for two major rehabilitation projects for the Company's hydroelectric system. The Company expects its capital expenditures to total about $33 million (excluding capitalized overheads) over the next three years, although it may be necessary to adjust the budget for capital expenditures on a year-to-year basis.

As previously discussed, the Company reduced its quarterly dividend by $.15 from the prior quarterly level of $.33 per share, effective for the quarter ending June 30, 1995. This reduction has improved cash flows through a $2.2 million reduction in common dividend payments in 1995 as compared to 1994.

Capital needs in 1995 were met through internally generated funds, and due to the 1995 buyback of purchased power contracts significantly reducing the Company's cash needs for purchased power payments, the Company expects to similarly meet all of its capital needs for the foreseeable future. Accordingly, the Company does not currently have plans to issue any new debt or equity securities. As previously discussed, the purchased power contract buyback in 1995 was financed through the issuance of $126 million of FAME Revenue Notes and $60 million of Medium Term Notes, thereby significantly increasing the Company's indebtedness. Additional short-term borrowings were also made in 1995 under the Company's revolving credit agreement to finance this transaction. In 1995 the Company raised approximately $1.2 million through the issuance of 116,414 shares of common stock under the Dividend Reinvestment Plan. Also during 1995, the Company made approximately $2.1 million of required and optional sinking fund payments on its 12.25% First Mortgage Bonds.

In 1994 the Company raised approximately $14.1 million with the issuance and sale of 867,500 shares of common stock and approximately $1.3 million through the issue of 92,249 shares under the Dividend Reinvestment Plan. Also during 1994 the Company made $2.6 million in required and optional sinking fund payments on its 12.25% First Mortgage Bonds. External capital in 1993 was provided by the issuance of 745,000 shares of common stock with proceeds of $14.8 million, the issuance of 59,439 common shares raising approximately $1.2 million under the Dividend Reinvestment Plan, and the issuance of $15 million 7.3% First Mortgage Bonds. The bonds contain no provisions for sinking fund payments.

The Company has $110.7 million of First Mortgage Bond and other long-term debt sinking fund requirements and maturities in the period 1996-2000. The Company also has $1.5 million of required annual sinking fund payments on its mandatory redeemable preferred stock.

In addition to requiring funds for capital improvements, the Company has from time to time required funds to finance "regulatory assets" (such as the cost of buying out of the high-cost contracts). Accounting rules applicable to regulated utilities allow the establishment of regulatory assets for costs accumulated for certain items other than the usual and customary capital assets, and allow the deferral of the income statement impact of those costs if they are expected to be recovered in future rates. As of December 31, 1995, the Company has net regulatory assets of approximately $250.7 million. The effects of competition could ultimately cause the operations of the Company, or a portion thereof, to cease meeting the criteria for application of the accounting rules for regulatory assets. If this were to occur, accounting standards of enterprises in general would apply and unamortized balances of regulatory assets would be charged to operations in the year in which those criteria were no longer applicable.

RESULTS OF OPERATIONS

Earnings per common share were $.36, $.84 and $.63, and the earned return on average common equity was 2.5%, 5.5% and 4.0% for the years ended 1995, 1994 and 1993, respectively. In the three years presented, reported earnings reflected significant onetime charges. Negatively impacting earnings in 1995 were the previously discussed shutdown of Maine Yankee and the cost of the early retirement and severance program in 1995. The Company charged approximately $2.8 million before taxes ($.24 per common share after taxes) in 1994 to operations to reflect the cost of an early retirement program. The 1994 and 1995 work force reduction programs are now providing savings in the form of reduced labor costs. In 1993 the Company established a reserve for the full amount of licensing costs spent through 1993 on the Basin Mills and Veazie hydroelectric projects. This reserve, which amounted to $8.7 million before taxes, resulted in a $.95 reduction in earnings per common share after taxes for the year ended December 31, 1993.

The Company's total revenues and consequently its earnings are influenced to a large extent by the regulation of retail rates by the MPUC. Under Maine law, the Company had historically collected revenue from its customers separately through "base rates" and through a "fuel cost adjustment" (the
FCA see the discussion above of the Company's Alternative Marketing Plan approved by the MPUC). Base rates were established from time to time in order to permit the Company an opportunity to recover its costs of providing electric service that are not included in the FCA, and to recover the investment, and earn a reasonable return thereon, in plant and equipment to provide that service. The FCA had also included the cost of the contracts with the non-utility independent power producers. The FCA was a positive or negative adjustment that was reconciled after the fact to reflect changes in the cost of fuel for generation and certain costs of purchased power. With the AMP order issued by the MPUC on February 14, 1995, the FCA was eliminated effective January 1, 1995.

On February 17, 1994, the MPUC issued an order allowing the Company, effective March 1, 1994, to increase its base rates by $11.1 million. This represented a 15.9% increase in base rates and an increase in average overall rates of 7.9%. More than half of the rate increase was designed to allow recovery of the costs associated with the 1993 buyout of the Beaver Wood purchased power contract, and it was offset to a large extent by a reduction in the FCA attributable directly to the buyout. The MPUC order provided an authorized return on common equity of 10.6%. However, the Company failed to earn that authorized return in 1994 primarily because the MPUC order was based upon an overly optimistic projection of energy sales, the Company made certain pricing concessions to its customers as discussed above, and because of the onetime charge for the early retirement program discussed above. The Company did not earn its authorized return in 1995, as well, due to the reasons noted for 1994, the expense associated with the 1995 early retirement and severance program, and the impact of the Maine Yankee shutdown.

Electric operating revenue increased by $10.8 million in 1995 compared to 1994, or 6.2% reflecting, in part, the rate increase that took effect in March 1994 and a 4.4% increase in kilowatt-hour (KWH) sales. The majority of the KWH sales increase is related to special contracts which the Company entered into with three large industrial customers. KWH sales to these customers increased 21% in 1995, resulting in associated revenues increasing $2.7 million or 1.4%. One of the special contracts has a revenue sharing arrangement which resulted in additional revenue from that customer of $3.5 million in 1995. Revenue from off-system sales increased by $1.4 million as well. Absent the special contracts, KWH sales from other customer classes were flat in l995 as compared to 1994.

The $3.9 million, or 2.2% decrease in electric operating revenues in 1994 as compared to 1993 was due to the previously discussed pricing concessions made to two large industrial customers in 1994, a $2.6 million decrease in off-system sales and the 12.9% fuel rate decrease effective November 1, 1993. These decreases were offset to some extent by the 15.9% base rate increase effective March 1, 1994. KWH sales for 1994, excluding special contract customers, were flat as compared to 1993.

In conjunction with the FCA, the MPUC authorized the Company to use a deferred fuel accounting methodology under which fuel revenue essentially matched fuel expense, which was in effect for each of 1993 and 1994. With the elimination of the FCA effective January 1, 1995, deferred fuel accounting has been eliminated. This change has required the Company to record, as expense, actual fuel costs incurred. The deferred fuel revenue balance at December 31, 1995 appears on the Consolidated Balance Sheets as a liability of $2.0 million, which is being amortized over a three-year period beginning January 1, 1995 as a reduction in fuel expense and is a benefit to earnings.

The significant decrease in fuel expense in 1995 is related to the buyback of the high cost non-utility generator purchased power contracts on June 30, 1995, which eliminated the purchased energy costs in the last two quarters of 1995 for this non-utility generator (1994 comparable expense was $13.5 million). Also in 1995, certain purchased power capacity costs are no longer reclassified to fuel for generation, due to the elimination of the FCA. In 1994, $2.2 million of such costs were reflected in fuel for generation. These decreases were offset to some extent by the elimination of the FCA in the first quarter of 1995, as well as $8.6 million in incremental costs in 1995 for Maine Yankee replacement power.

The increase in purchased power capacity costs in 1995 was due to the Company recording its share of the costs of the Maine Yankee resleeving project, amounting to approximately $1.9 million. Also in 1995, as previously discussed, certain purchased power capacity costs are no longer reclassified to fuel for generation. These increases were offset to some extent because, with Maine Yankee off-line in 1995, there was no need to amortize Maine Yankee's refueling cost. The Company amortizes these costs over the period of operation following the refueling activity, which in this case began in January 1996.

Other operation & maintenance (O&M) expense increased by $2.2 million in 1995 as compared to 1994 due principally to the previously discussed impact of the early retirement and severance program in 1995, as well as a $1.7 million increase in bad debt expense in 1995. These increases were offset by the $2.8 million charged to operations in 1994 related to the early retirement program, as well as a $1.4 million decrease in O&M payroll expense in 1995 as compared to 1994. The reduction in payroll expense was principally a function of fewer employees accomplished through the work force reduction programs in 1994 and 1995, as well as greater levels of capital labor in 1995.

The $4.0 million increase in other O&M expense in 1994 as compared to 1993 was principally due to the previously mentioned early retirement program in 1994. Other major increases in 1994 expenses included a $1.4 million increase in medical costs (including the full amount of expense for postretirement benefits in accordance with Financial Accounting Standards Board Statement No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" which was implemented on January 1, 1993 and included in rates beginning March 1, 1994) and $745,000 in amortization of certain deferred costs for which recovery was allowed in the most recent base rate order.

The Company's expenses over the period 1993-1995 have been significantly affected by amortizations authorized by the MPUC and charged annually against earnings. The MPUC has specifically authorized the inclusion of these expenses in the Company's base rates. Absent such regulatory authority, the expenses that gave rise to the amortizations would have been charged to operations when incurred. Instead, the recognition of such expenses has been deferred, and appear on the Consolidated Balance Sheets as assets on the strength of the regulatory authority to amortize them and collect from customers (thus the term "regulatory assets"). Although there are a number of such authorized amortizations, the major ones are the allowable recovery of the Company's investment in the Seabrook nuclear power units (which it sold in 1986) and the costs associated with the 1993 and 1995 purchased power contract terminations. The Company's recoverable investment in Seabrook Unit 1 is being amortized at a rate of $1.7 million per year beginning in 1986 for a period of 30 years. Effective March 1, 1994, as authorized in the base rate order from the MPUC, the Company began amortizing the deferred costs associated with the Beaver Wood contract termination at a rate of $3.9 million annually over a nine-year period. Under the AMP, the approximately $170 million of costs associated with the 1995 purchased power contract buyback have been deferred and recorded as a regulatory asset, to be amortized and collected over a ten year period, beginning July 1, 1995, at an annual expense of $16.9 million.

AFDC decreased in 1995 as compared to 1994, and for 1994 relative to 1993 primarily because the Company ceased accruing carrying costs associated with the Beaver Wood purchased power contract termination when recovery was authorized by the MPUC on March 1, 1994, as well as lower levels of construction activity in each of 1995 and 1994. Also impacting the decrease in AFDC in 1994 as compared to 1993 was the cessation at the end of 1993 of accruing AFDC on costs related to the Basin Mills project.

The increase in long-term debt interest expense in 1995 as compared to 1994 was a result of incurring $186 million in debt in association with financing the cost of the purchased power contract buyback on June 30, 1995. Other interest expense increased in 1995 and 1994 as a result of higher levels of borrowings under the revolving credit facility, as well as an increase in short-term interest rates in each of 1995 and 1994 compared to the prior years. Increased borrowing activity in 1995 was partly a function of additional funds necessary for the cost of the purchased power contract buyback.


CONTINGENCIES

In 1992, the Company received notice from the Maine Department of Environmental Protection (MDEP) that it was investigating the cleanup of several sites in Maine that were used in the past for the disposal of waste oil and other hazardous substances, and that the Company, as a generator of waste oil that was disposed at those sites, may be liable for certain cleanup costs. The Company learned in October 1995 that the United States Environmental Protection Agency placed one of the sites on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act and will pursue potentially responsible parties. With respect to this site, the Company is one of a number of waste generators under investigation, and it is too early in the process to speculate on the extent of the Company's potential liability. As to the only other site which has been listed by the MDEP as an Uncontrolled Hazardous Substance Site, the Company was informed that it is considered a de minimis generator.


NEW ACCOUNTING STANDARDS

In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for financial statements for fiscal years beginning after December 15, 1995. FAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. It establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value. In addition, FAS 121 requires that all regulatory assets, which must have a high probability of recovery to be initially established, continue to meet that high probability standard or be written-off. However, if written-off, a regulatory asset can be restored if it regains a high probability of recovery. Management is currently evaluating the financial impact of this accounting standard, but as long as the cost of the Company's long-lived assets and intangibles continues being recovered through its electric rates, as is currently the case, the effect of FAS 121 on the Company's results of operations and financial position is not expected to be significant. Management cannot predict the outcome of the possibility of further competition and deregulation of the electric utility industry, or the impact thereof on the application of this accounting standard.



ITEM 8
------
FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
-----------------------------------------


                                   BANGOR HYDRO-ELECTRIC COMPANY
                                 CONSOLIDATED STATEMENTS OF INCOME

                                         For the Years Ended December 31,

                                            1995          1994          1993


ELECTRIC OPERATING REVENUE (Note 1):   $184,913,771 $ 174,097,860 $ 177,971,770
                                       -----------------------------------------

OPERATING EXPENSES:
  Fuel for generation (Note 1)         $ 82,301,027 $  90,339,056 $ 102,670,217
  Purchased power capacity (Notes 1
    and 6)                               16,382,964    13,793,383    13,716,436
  Other operation and maintenance
    (Notes 1, 5 and 9)                   35,711,185    33,497,912    29,474,327
  Depreciation and amortization
    (Note 1)                              6,522,019     5,395,045     4,747,491
  Amortization of Seabrook Nuclear
    Project (Note 7)                      1,699,050     1,699,050     1,699,050
  Amortization of contract buyouts
    (Note 6)                             12,322,570     3,238,630             -
  Taxes -
    Local property and other              4,884,565     5,189,324     4,102,097
    Income (Note 2)                       1,421,674     3,613,598     4,762,945
                                       -----------------------------------------
                                       $161,245,054 $ 156,765,998 $ 161,172,563
                                       -----------------------------------------
OPERATING INCOME                       $ 23,668,717 $  17,331,862 $  16,799,207

OTHER INCOME AND (DEDUCTIONS):
  Provision for Basin Mills (Note 6)              -             -    (8,695,539)
  Income tax benefits related to
    provision for Basin Mills (Note 6)            -             -     3,137,895
  Allowance for equity funds used
    during construction (Note 1)            561,898     1,256,307     2,464,934
  Other, net of applicable income taxes
   (Notes 1 and 2)                          197,924        51,850       435,316
                                       -----------------------------------------
INCOME BEFORE INTEREST EXPENSE         $ 24,428,539 $  18,640,019 $  14,141,813
                                       -----------------------------------------
INTEREST EXPENSE:
  Long-term debt (Note 4)              $ 17,596,586 $  10,767,934 $  10,438,828
  Other (Note 4)                          3,201,030     1,754,391     1,164,795
  Allowance for borrowed funds used
    during construction (Note 1)           (705,552)   (1,339,379)   (2,798,241)
                                       -----------------------------------------
                                       $ 20,092,064 $  11,182,946 $   8,805,382
                                       -----------------------------------------
NET INCOME                             $  4,336,475 $   7,457,073 $   5,336,431

DIVIDENDS ON PREFERRED STOCK (Note 3)     1,701,960     1,652,432     1,645,663
                                       -----------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK    $  2,634,515 $   5,804,641 $   3,690,768
                                       =========================================
EARNINGS PER COMMON SHARE, based on the
  weighted average number of shares
  outstanding of 7,264,360 in 1995,
   6,947,746 in 1994 and 5,862,411
   in 1993                             $       0.36          0.84          0.63
                                       =========================================
DIVIDENDS DECLARED PER COMMON SHARE    $       0.87          1.32          1.32
                                       =========================================

The accompanying notes are an integral part of these consolidated financial statements.


                               BANGOR HYDRO-ELECTRIC COMPANY
                                CONSOLIDATED BALANCE SHEETS
                                                               December 31,

                                                          1995          1994
                                         ASSETS

INVESTMENT IN UTILITY PLANT:
  Electric plant in service, at original
    cost (Notes 4 and 6)                             $300,374,078 $ 274,829,540
  Less - Accumulated depreciation and
    amortization (Notes 1 and 6)                       81,933,769    75,666,792
                                                     ---------------------------
                                                     $218,440,309 $ 199,162,748

  Construction work in progress (Note 1)               18,151,265    23,928,702
                                                     ---------------------------
                                                     $236,591,574 $ 223,091,450
  Investments in corporate joint ventures (Notes 1
    and 6) -
    Maine Yankee Atomic Power Company                $  5,013,781 $   4,753,548
    Maine Electric Power Company, Inc.                    124,900       124,900
                                                     ---------------------------
                                                     $241,730,255 $ 227,969,898
                                                     ---------------------------
OTHER INVESTMENTS, principally at cost (Note 6)      $  4,184,626 $   3,481,703
                                                     ---------------------------
FUNDS HELD BY TRUSTEE at cost (Notes 4 and 10)       $ 21,191,940        -
                                                     ---------------------------
CURRENT ASSETS:
  Cash and cash equivalents (Note 1 and 10)          $  1,424,266 $   1,956,159
  Accounts receivable, net of reserve ($1,450,000
     in 1995 and $730,000 in 1994)                     18,226,453    19,129,910
  Unbilled revenue receivable (Note 1)                  8,821,440     8,611,479
  Inventories, at average cost:
    Materials and supplies                              3,028,911     2,992,496
    Fuel oil                                              105,871       435,001
  Prepaid expenses                                      1,737,507     1,680,753
  Deferred Maine Yankee refueling costs (Note 12)       2,418,658       235,544
  Current deferred income taxes (Note 2)                   -          1,094,355
                                                     ---------------------------
    Total current assets                             $ 35,763,106 $  36,135,697
                                                     ---------------------------
DEFERRED CHARGES:
  Investment in Seabrook Nuclear Project, net of
    accumulated amortization of $25,076,046 in 1995
    and $23,376,996 in 1994 (Notes 7 and 12)         $ 33,766,029 $  35,465,079
  Costs to terminate purchased power contracts, net
     of accumulated amortization of $15,561,200 in
     1995 and $3,238,630 in 1994. (Notes 6 and 12)    192,140,252    36,738,549
  Deferred regulatory assets (Notes 2, 5 and 12)       30,328,451    33,536,787
  Prepaid pension costs (Note 5)                           -          2,082,047
  Demand-side management costs (Note 12)                1,945,944     2,684,107
  Other (Note 12)                                       5,025,887     3,156,178
                                                     ---------------------------
    Total deferred charges                           $263,206,563 $ 113,662,747
                                                     ---------------------------
      Total Assets                                   $566,076,490 $ 381,250,045
                                                     ===========================

The accompanying notes are an integral part of these consolidated financial statements.


                            BANGOR HYDRO-ELECTRIC COMPANY
                            CONSOLIDATED BALANCE SHEET


                                                           December 31,

                                                          1995          1994

STOCKHOLDERS' INVESTMENT AND LIABILITIES

CAPITALIZATION (see accompanying statement):
  Common stock investment (Note 3)                   $103,191,680  $105,657,684
  Preferred stock (Note 3)                              4,734,000     4,734,000
  Preferred stock subject to mandatory redemption,
    exclusive of sinking fund requirements
     (Notes 3 and 10)                                  12,070,003    13,740,491
  Long-term debt, net of current portion
   (Notes 4, 10 and 15)                               288,074,966   116,367,155
                                                     ---------------------------
      Total capitalization                           $408,070,649  $240,499,330
                                                     ---------------------------
CURRENT LIABILITIES:
  Notes payable - banks (Note 4)                     $ 35,000,000  $ 27,000,000
                                                     ---------------------------
  Other current liabilities -
    Current portion of long-term debt and sinking
      fund requirements on preferred stock
        (Notes 3, 4 and 10)                          $ 16,938,615  $  2,961,253
    Accounts payable                                   10,526,642    14,668,512
    Dividends payable                                   1,709,209     2,766,026
    Accrued interest                                    4,907,820     3,650,195
    Deferred fuel revenue (Notes 1 and 12)              2,016,798     3,025,194
    Customers' deposits                                   348,676       287,699
    Current income taxes payable                           -            965,614
                                                     ---------------------------
      Total other current liabilities                $ 36,447,760  $ 28,324,493
                                                     ---------------------------
        Total current liabilities                    $ 71,447,760  $ 55,324,493
                                                     ---------------------------


COMMITMENTS AND CONTINGENCIES (Notes 6, 8 and 15)


DEFERRED CREDITS AND RESERVES (Note 2):
  Deferred income taxes - Seabrook                   $ 17,546,355  $ 18,434,070
  Other accumulated deferred income taxes              50,775,034    50,083,738
  Deferred regulatory liability (Note 12)               8,567,904     9,221,892
  Unamortized investment tax credits                    2,354,052     2,415,245
  Accrued pension (Note 5)                                626,249        -
  Other (Note 5)                                        6,688,487     5,271,277
                                                     ---------------------------
    Total deferred credits and reserves              $ 86,558,081  $ 85,426,222
                                                     ---------------------------
      Total Stockholders' Investment and Liabilities $566,076,490  $381,250,045
                                                     ===========================

The accompanying notes are an integral part of these consolidated financial statements.


                          BANGOR HYDRO-ELECTRIC COMPANY
                          STATEMENTS OF CAPITALIZATION
                                                              December 31,
                                                          1995          1994

Common Stock Investment (Notes 1 and 3):
   Common stock, par value $5 per share-
      Authorized -- 10,000,000 shares
      Outstanding -- 7,301,557 shares in 1995 and
        7,185,143 shares in 1994                     $ 36,507,785 $  35,925,715
   Amounts paid in excess of par value                 56,610,548    55,974,218
   Retained earnings                                   10,073,347    13,757,751
--------------------------------------------------------------------------------
         Total Common Stock                          $103,191,680 $ 105,657,684
--------------------------------------------------------------------------------
Preferred Stock, Non-participating, cumulative, par
  value $100 per share,
   authorized 600,000 shares (Notes 3 and 10):
      Not redeemable or redeemable solely at the
        option of the issuer-
          7%,  Noncallable, 25,000 shares authorized
            and outstanding                          $  2,500,000 $   2,500,000
          4-1/4%, Callable at $100, 4,840 shares
            authorized and outstanding                    484,000       484,000
          4%, Series A, Callable at $110, 17,500
            shares authorized and outstanding           1,750,000     1,750,000
--------------------------------------------------------------------------------
                                                     $  4,734,000 $   4,734,000
--------------------------------------------------------------------------------
      Subject to mandatory redemption requirements-
          8.76%, Callable at $105.01% if called on or
            prior to December 27,1996,
               150,000 shares authorized and
                 outstanding                         $ 15,362,881 $  15,240,491
                    Less-Sinking fund requirements      3,292,878     1,500,000
--------------------------------------------------------------------------------
                                                     $ 12,070,003 $  13,740,491
--------------------------------------------------------------------------------
LONG-TERM DEBT (Notes 4, 10 and 15):
   First Mortgage Bonds-
        6.75%   Series due 1998                      $  2,500,000 $   2,500,000
       10.25%   Series due 2019                        15,000,000    15,000,000
       10.25%   Series due 2020                        30,000,000    30,000,000
        8.98%   Series due 2022                        20,000,000    20,000,000
        7.38%   Series due 2002                        20,000,000    20,000,000
        7.30%   Series due 2003                        15,000,000    15,000,000
       12.25%   Series due 2001                         9,020,703    11,128,408
--------------------------------------------------------------------------------
                                                     $111,520,703 $ 113,628,408

      Less-Sinking fund requirements                    1,645,737     1,461,253
--------------------------------------------------------------------------------
                                                     $109,874,966 $ 112,167,155
--------------------------------------------------------------------------------
   Variable rate demand pollution control revenue
      bonds Series 1983 due 2009                     $  4,200,000 $   4,200,000
--------------------------------------------------------------------------------
   Other Long-Term Debt-
     Finance Authority of Maine - Taxable Electric
       Rate Stabilization
       Revenue Notes, 7.03% Series 1995A, due 2005   $126,000,000 $      -
--------------------------------------------------------------------------------
     Medium Term Notes, Variable interest rate-
       LIBOR plus 2%, due 2000                       $ 60,000,000 $      -
     Less:  Current portion of long-term debt          12,000,000        -
--------------------------------------------------------------------------------
                                                     $ 48,000,000 $      -
--------------------------------------------------------------------------------
         Total long-term debt                        $288,074,966 $ 116,367,155
--------------------------------------------------------------------------------
           Total Capitalization                      $408,070,649 $ 240,499,330
================================================================================
The accompanying notes are an integral part of these consolidated financial statements.


                       Bangor Hydro-Electric Company
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Years Ending December 31,
                                                                  1995           1994            1993
Cash Flows From Operations:
  Net Income                                              $    4,336,475    $  7,457,073    $  5,336,431
    Adjustments to reconcile net income to net cash
      (used in)provided by operations:
        Costs to terminate purchased power contracts
          (Notes 6 and 11)                                  (197,717,853)            ---     (23,711,733)
        Depreciation and amortization (including debt
          issuance costs) (Note 1)                             6,887,653       5,611,320       4,967,988
        Amortization of Seabrook Nuclear Project (Note 7)      1,699,050       1,699,050       1,699,050
        Amortization of costs to terminate purchased
          power contracts (Note 6)                            12,322,570       3,238,630             ---
        Base rate case amortizations included in
          operation and maintenance                            1,074,867         992,871         247,986
        Payment received related to terminated purchased
          power contract (Note 6)                              1,000,000       1,000,000             ---
        Cost of early retirement and involuntary
          severance plans                                      3,835,303       2,738,376             ---
        Allowance for equity funds used during
          construction (Note 1)                                 (561,898)     (1,256,307)     (2,464,934)
        Deferred income tax provision (Note 2)                 1,791,082       2,250,851       2,258,762
        Deferred investment tax credits, net (Note 2)            (61,193)        143,695        (178,176)
        Provision for Basin Mills Project (Note 6)                   ---             ---       8,695,539
    Changes in assets and liabilities:
        Deferred fuel revenue and purchased power (Note 1)    (3,191,510)      7,153,733       9,039,409
        Accounts receivable, net and unbilled revenue            693,496      (1,816,459)      3,023,611
        Accounts payable                                      (4,141,870)     (1,292,388)     (1,081,505)
        Accrued interest                                       1,257,625         (55,332)      1,109,433
        Current and deferred income taxes                        625,059        (517,084)      2,566,443
        Accrued postretirement benefit costs                     612,446         591,123             ---
        Other current assets and liabilities, net                296,938          36,945         139,055
        Other, net (Note 4)                                    4,719,636       1,285,426      (1,981,721)
--------------------------------------------------------------------------------------------------------
  Net Cash (Used In) Provided By Operations               $ (164,522,124)   $ 29,261,523    $  9,665,638
--------------------------------------------------------------------------------------------------------
Cash Flows From Investing:
  Construction expenditures                               $  (19,459,606)   $(21,482,132)   $(33,611,031)
  Allowance for borrowed funds used during construction
    (Note 1)                                                    (705,552)     (1,339,379)     (2,798,241)
--------------------------------------------------------------------------------------------------------
  Net Cash Used In Investing                              $  (20,165,158)$  $(22,821,511)   $(36,409,272)
--------------------------------------------------------------------------------------------------------
Cash Flows From Financing:
  Dividends on preferred stock                            $   (1,579,570)   $ (1,579,570)   $ (1,579,570)
  Dividends on common stock                                   (7,375,736)     (9,116,617)     (7,678,229)
  Payments on long-term debt                                  (2,107,705)     (2,594,896)    (15,148,118)
  Issuances:
    Common stock (Note 3)
      Public offering (867,500 shares in 1994 and 745,000
        shares in 1993)                                              ---      14,083,863      14,803,150
      Dividend reinvestment plan (116,414 shares in 1995,
        92,249 shares in 1994 and 59,439 shares in 1993)       1,218,400       1,336,211       1,245,519
    Long-term debt (Note 4)                                  186,000,000             ---      15,000,000
    Short-term debt, net (Note 4)                              8,000,000      (9,000,000)     21,000,000
--------------------------------------------------------------------------------------------------------
  Net Cash Provided By (Used In) Financing                $  184,155,389    $ (6,871,009)   $ 27,642,752
--------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                   $     (531,893)   $   (430,997)   $    899,118
Cash and Cash Equivalents - Beginning of Year                  1,956,159       2,387,156       1,488,038
--------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Year                   $    1,424,266    $  1,956,159    $  2,387,156
--------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
  Cash Paid During The Year For-
      Interest (Net of Amount Capitalized)                $   17,906,908    $  9,677,372    $  4,549,462
      Income Taxes                                               345,834       2,226,290             ---
========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                                  BANGOR HYDRO-ELECTRIC COMPANY
                          CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                             For the Years Ended December 31,

                                                1995        1994        1993

BALANCE AT BEGINNING OF YEAR                $13,757,751 $17,386,444 $21,639,369

ADD - Net income                              4,336,475   7,457,073   5,336,431
                                            ------------------------------------
                                            $18,094,226 $24,843,517 $26,975,800
                                            ------------------------------------
DEDUCT:
  Cash dividends declared on -
    Preferred stock                         $ 1,579,570 $ 1,579,570 $ 1,579,570
    Common stock - $.87 per share in 1995,
      and $1.32 per share in 1994 and 1993    6,318,919   9,433,334   7,943,693
  Other (Note 3)                                122,390      72,862      66,093
                                            ------------------------------------
                                            $ 8,020,879 $11,085,766 $ 9,589,356
                                            ------------------------------------
BALANCE AT END OF YEAR                      $10,073,347 $13,757,751 $17,386,444
                                            ====================================


The accompanying notes are an integral part of these consolidated financial statements.


BANGOR HYDR0-ELECTRIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - The Company is a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy, with a service area of approximately 5,275 square miles having a population of approximately 191,000 people. The Company serves approximately 103,000 customers in portions of the Maine counties of Penobscot, Hancock, Washington, Waldo, Piscataquis, and Aroostook. The Company is subject to the regulatory authority of the Maine Public Utilities Commission (MPUC) as to retail rates, accounting, service standards, territory served, the issuance of securities and other matters. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) as to certain matters, including licensing of its hydroelectric stations, rates for wholesale purchases and sales of energy and capacity and transmission services. The Company is a member of the New England Power Pool, and is interconnected with other New England utilities to the south and with New Brunswick Power Corporation to the north.

BASIS OF CONSOLIDATION-The Consolidated Financial Statements of Bangor Hydro-Electric Company (the Company) include its wholly owned subsidiaries, Penobscot Hydro Co., Inc. (PHC), and Bangor Var Co., Inc. (BVC). The operations of PHC consist solely of a 50% interest in Bangor-Pacific Hydro Associates (Bangor-Pacific), the owner and operator of the redeveloped West Enfield hydroelectric station. PHC accounts for its investment in Bangor-Pacific under the equity method. BVC was incorporated in 1990 to own the Company's 50% interest in the Chester SVC Partnership (Chester), a partnership which owns certain facilities used in the Hydro-Quebec Phase II transmission project in which the Company is a participant. BVC accounts for its investment in Chester under the equity method. All significant intercompany balances and transactions have been eliminated. The accounts of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the regulatory bodies having jurisdiction.

EQUITY METHOD OF ACCOUNTING-The Company accounts for its investments in the common stock of Maine Yankee Atomic Power Company (Maine Yankee) and Maine Electric Power Company, Inc. (MEPCO) under the equity method of accounting, and records its proportionate share of the net earnings of these companies as a reduction of purchased power capacity costs. See Note 6 for additional information with respect to these ivestments.

ELECTRIC OPERATING REVENUE-Electric Operating Revenue consists primarily of amounts charged for electricity delivered to customers during the period. The Company records unbilled revenue, based on estimates of electric service rendered and not billed at the end of an accounting period, in order to match revenue with related costs.

DEFERRED FUEL AND PURCHASED POWER CAPACITY ACCOUNTING-Prior to January 1, 1995, the Company utilized deferred fuel accounting. Under this accounting method, retail fuel costs were expensed when recovered through rates and recognized as revenue. Retail fuel costs not yet expensed were classified on the Consolidated Balance Sheets (Balance Sheets) as deferred fuel costs. The fuel cost adjustment rate included a factor calculated to reimburse the Company or its customers, as appropriate, for the carrying cost of funds used to finance under- or over- collected fuel costs, respectively.

Under the MPUC fuel cost adjustment (FCA) regulations effective through December 31, 1994, the Company was allowed to recover its fuel costs on a current basis. The fuel charge was based on the Company's projected cost of fuel for a twelve-month period. Under- or over- collections resulting from differences between estimated and actual fuel costs for a twelve-month period were included in the computation of the estimated fuel costs of the succeeding fuel adjustment period.

As of January 1, 1995, the Company's collections under the FCA had exceeded its costs by approximately $3.03 million. With the elimination of the FCA, the MPUC recognized that there would no longer be a mechanism for the return of that sum to customers. The MPUC allowed the Company to retain that over-collection and ordered that the amount be amortized over a period of three years, effective January 1, 1995.

DEPRECIATION OF ELECTRIC PLANT AND MAINTENANCE POLICY-Depreciation of electric plant is provided using the straight-line method at rates designed to allocate the original cost of the properties over their estimated service lives. The composite depreciation rate, expressed as a percentage of average depreciable plant in service, and considering the amortization of the over-accrued depreciation which is discussed below, was approximately 2.3% in 1995, 2.2% in 1994, and 2.1% in 1993.

A study conducted in 1989 by an independent firm determined that, as a group, the actual lives of the Company's property, plant and equipment were longer than the lives represented by the depreciation rates that the Company had been using to compute its depreciation expense for accounting purposes. In addition, the study also determined that the reserve for depreciation was over-accumulated. The agreement on base rates with the MPUC which became effective on October 1, 1990, contained a provision to amortize the remaining balance of the over-accumulated reserve for depreciation account ($11.4 million at October 1, 1990) over a six-year period and adopted the longer depreciable lives as determined by the aforementioned study. In 1995 the Company, in accordance with the results of an updated depreciation study, adopted shorter depreciable lives, resulting in an increase in the composite depreciation rate from 3.0% to 3.2%.

The Company follows the practice of charging to maintenance the cost of repairs, replacements and renewals of minor items considered to be less than a unit of property. Costs of additions, replacements and renewals of items considered to be units of property are charged to the utility plant accounts, and any items retired are emoved from such accounts. The original costs of units of property retired and removal costs, less salvage, are charged to the reserve for depreciation.

Depreciation, local property taxes and other taxes not based on income, which were charged to operating expenses, are stated separately in the Consolidated Statements of Income. Rents, advertising and research and development expenses are not significant. No royalty expenses were incurred.

Maintenance expense was $5.9 million in 1995, $6.2 million in 1994 and $6.5 million in 1993.

EQUITY RESERVE FOR LICENSED HYDRO PROJECTS-The FERC requires that a reserve be maintained equal to one-half of the earnings in excess of a prescribed rate of return on the Company's investment in licensed hydro property, beginning with the twenty-first year of the project operation under license. The required reserve for licensed hydro projects is classified in retained earnings and had a balance of $900,542 at December 31, 1995 and $584,942 at December 31, 1994.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC)-In accordance with regulatory requirements of the MPUC, the Company capitalizes as AFDC financing costs related to portions of its construction work in progress, at a rate equal to its weighted cost of capital, into utility plant with offsetting credits to other income and interest. This cost is not an item of current cash income, but is recovered over the service life of plant in the form of increased revenue collected as a result of higher depreciation expense and return. In addition, carrying costs on certain regulatory assets were also capitalized in 1994 and 1993, and included in AFDC in the Consolidated Statements of Income. The average AFDC (and carrying cost) rates computed by the Company were 9.0% in 1995, 9.2% for 1994 and 10.0% in 1993.

CASH AND CASH EQUIVALENTS-The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS-Certain prior year amounts have been reclassified to conform with the presentation used in the 1995 Consolidated Financial Statements.

2. INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (FAS 109) effective January 1, 1993. FAS 109 required a change in the accounting for income taxes from the deferred method to an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the future tax effects of temporary differences between the tax basis and carrying amounts of assets and liabilities. In accordance with FAS 109, the Company recorded net additional deferred income tax liabilities of approximately $21.2 million as of December 31, 1995 and $23.7 million as of December 31, 1994. These additional deferred income tax liabilities have resulted from the accrual of deferred taxes on temporary differences on which deferred taxes had not been previously accrued ($29.8 million and $32.9 million as of December 31, 1995 and 1994, respectively), offset by the effect of the 1987 change to lower income tax rates (reduced by the 1% increase in the federal income tax rate in 1993) that will be refunded to customers over time ($7.2 million and $7.8 million as of December 31, 1995 and 1994, respectively) and the establishment of deferred tax assets on unamortized investment tax cedits ($1.4 million as of December 31, 1995 and 1994, respectively). These latter amounts have been recorded as deferred regulatory liabilities at December 31, 1995 and 1994. The accrual of the additional amount of deferred tax liabilities have been offset by regulatory assets which represent the customers' future payment of these income taxes when the taxes are, in fact, expensed. As a result of this accounting, the Consolidated Statements of Income for the years ended December 31, 1995 and 1994 are not affected by the implementation of FAS 109.

The rate-making practices followed by the MPUC permit the Company to recover federal and state income taxes payable currently, and to recover some, but not all, deferred taxes that would otherwise be recorded in accordance with FAS 109 in the absence of regulatory accounting.

The individual components of other accumulated deferred income taxes are as follows at December 31, 1995 and 1994:

                                                   1995          1994
                                                -----------    -----------
Deferred income tax liabilities:
  Costs to terminate purchased power contracts $77,126,042 13,643,442 Excess book over tax basis of electric
    plant in service                            $47,658,824    $45,841,542
  Deferred FERC licensing costs                   1,361,034      3,158,378
  Investment in jointly-owned companies             842,624        787,908
  Deferred demand-side management costs             651,672         16,677
  Deferred fuel revenue and purchased power         126,293              -
  Prepaid pension costs                                   -        593,290
  Other                                             658,459        841,344
                                               ------------    -----------
                                               $128,424,948    $64,882,581
                                               ------------    -----------

  Less: Deferred Income Tax Assets:
  Net operating loss carryforwards             $64,769,384      1,915,213
  Deferred income taxes provided on
    alternative minimum tax                    $ 3,898,824    $ 4,463,203
  Investment in Basin Mills                      2,732,550      2,719,025
  Unamortized investment tax credits             1,352,104      1,387,251
  Postretirement benefit costs other
    than pensions                                1,107,808        507,033
  Deferred state income tax benefit                908,722      1,301,528
  Accrued pension costs                            812,120              -
  Reserve for bad debts                            807,447        649,675
  Deferred fuel revenue and purchased
    power                                                -      1,365,750
  Other                                          1,260,955        490,165
                                              -------------  -------------
                                              $ 77,649,914   $ 14,798,843
                                              -------------  -------------
  Total other accumulated deferred income
    taxes                                      $50,775,034   $ 50,083,738
                                              =============  =============

The individual components of federal and state income taxes reflected in the Consolidated Statements of Income for 1995, 1994 and 1993 are stated in the table below:

                                       Year Ended December 31,
                                --------------------------------------
                                    1995        1994        1993
                                ------------------------------------
Current:

Federal                                -    $1,287,485            -
State                                  -             -            -
--------------------------------------------------------------------
                                       -    $1,287,485            -
--------------------------------------------------------------------
Deferred Short-Term:
Federal                                -    $ (797,919) $   114,674
State                                  -      (296,436)      68,216
--------------------------------------------------------------------
                              $        -   $(1,094,355) $   182,890

Deferred Long-Term:
Federal-Other                 $2,131,643   $ 3,003,171  $ 2,512,026
State-Other                       70,424       753,782      (21,507)
Federal-Seabrook                (339,415)     (339,620)    (341,917)
State-Seabrook                   (71,570)      (72,127)     (72,730)
--------------------------------------------------------------------
                              $1,791,082   $ 3,345,206  $ 2,075,872
--------------------------------------------------------------------
Investment Tax Credits, Net   $  (61,193)  $   143,695  $  (178,176)
--------------------------------------------------------------------
  Total Provision             $1,729,889   $ 3,682,031   $2,080,586
Allocated to Other Income       (308,215)     (68,433)    2,682,359
--------------------------------------------------------------------
Charged to Operating Expense  $1,421,674   $ 3,613,598   $4,762,945
====================================================================

The table below reconciles an income tax provision, calculated by multiplying income before federal income taxes (as reported on the Consolidated Statements of Income) by the statutory federal income tax rate to the federal income tax expense reported on the Statements of Income. The difference is represented by the temporary differences for which deferred taxes were not originally provided.

                                          1995        1994         1993
                                      -----------  -----------  ----------
                                       Amount   %   Amount   %   Amount  %
                                      ------------------------------------
                                             (Dollars in Thousands)
                                      -----------------------------------
Federal income tax provision
  at statutory rate                  $2,063  34%  $3,786  34%  $2,522  34%
Less (Plus) temporary reductions in
  tax expense resulting from statutory
  exclusions from taxable income:
    Dividend received deduction
      related to earnings of
      associated companies               31   1      131   1      133   2
    Equity component of AFDC            191   3      427   4      496   6
    Amortization of equity component
      of AFDC on recoverable Seabrook
      investment                       (155) (1)    (155) (1)    (155) (2)
    Other                              (104) (2)       8   -      (24)  -
                                     ------  ---  ------ ----   ----- ----
Federal income tax provision before
  effect of temporary differences    $2,100  34%  $3,375  30%  $2,072  28%
Less (Plus) timing differences that
  are flowed through for ratemaking
  and accounting purposes:
    Amortization of debt component of
      AFDC and capitalized overheads
      on recoverable Seabrook
      investment                     (146)   (3)    (146) (1)    (146) (2)
    Book depreciation greater than tax
      depreciation on assets acquired
      before 1971                    (292)   (5)    (292) (3)    (292) (4)
    State income tax liability
      deducted for federal income
      tax purposes                      -     -      131   1      116   2
    Reversal of excess deferred
      income taxes                    101     2       35   -       34   -
    Amortization of investment tax
      credits                         676    11      178   2      178   3
    Other                              30     0      172   1       75   1
                                  -------   ----  ------ ---   ------  ---
Federal income tax provision       $1,731    29%  $3,297 30%   $2,107  28%
                                  =======   ====  ====== ====  ======  ===

Under the federal income tax laws, the Company received investment tax credits on qualified property additions through 1986. Investment tax credits utilized were deferred and are being amortized over the life of the related property. In 1995 the Company recorded the utilization of approximately $615,000 of investment tax credits, as well as amortization of deferred investment tax credits of approximately $676,000. This was related to the filing of amended federal income tax returns. Investment tax credits available of about $3.5 million ($2.6 million which is attributable to PHC and $900,000 to BVC) have not been utilized or recorded and, subject to review by the Internal Revenue Service (IRS), may be used prior to their expiration, which occurs between 2001 and 2005.

At December 31, 1995, the Company had, for income tax purposes, alternative minimum tax credits of approximately $3.9 million for the reduction of future tax liabilities. At December 31, 1995, the Company had, for income tax reporting purposes, approximately $4.7 million of net operating loss carryforwards that expire in 2008, as well as, in 1995, the Company generated a net operating loss carryforward for income tax reporting purposes of approximately $153 million that expire in 2010. These net operating losses were principally due to the Company deducting for income tax reporting purposes the costs of the purchased power contract terminations in 1993 and 1995, which were deferred for financial reporting purposes (see Note 6).

In 1994 the Company utilized $15.6 million of tax net operating loss carryforwards and $322,000 of investment tax credits to reduce the alternative minimum tax liability for 1994.


3. COMMON AND PREFERRED STOCK

COMMON STOCK-In June of 1994 the shareholders approved a proposal to increase the number of shares the Company isauthorized to issue from 7,500,000 to 10,000,000. Prior to 1992, stockholders had been able to invest their dividends and optional cash payments in common stock of the Company acquired by an independent agent in the open market through the Company's Dividend Reinvestment and Common Stock Purchase Plan (the Plan). In 1992 the Company amended the Plan to enable it to issue original shares in return for the reinvested dividends and optional cash payments. The common stock has general voting rights of one vote per twelve shares owned.

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

REDEEMABLE PREFERRED SHARES-On December 27, 1989, the Company issued to an institutional investor $15 million of nonvoting preferred stock carrying an annual dividend rate of 8.76%. These shares have a maturity of fifteen years with a mandatory sinking fund of $1.5 million per year starting in 1995. The agreement to issue this series of preferred stock contains a provision whereby, if the Company pays a dividend that is considered a return of capital for federal income tax purposes, the Company is required to make a payment to the stockholder in order to restore the stockholder's after-tax yield to the level it would have been had the dividend not been considered a return of capital. Since 100% of the dividends paid in 1990, 1993 and 1995, pending any review by the IRS, were to be considered a return of capital, the Company became obligated to pay this stockholder approximately $1.5 million, on a prorata basis (10% per year) in conjunction with each sinking fund payment starting in 1995. This obligation is being recognized over the remaining life of the issue through a direct charge to retained earnings, which amounted to approximately $122,000 in 1995.

In connection with financing the costs of the purchased power contract buyback accomplished in June 1995 (see Note 6), the Company entered into a Loan Agreement with the Finance Authority of Maine (FAME), a body corporate and politic and public instrumentality of the State of Maine. Pursuant to authorizing legislation in Maine, FAME issued $126 million of notes through a private placement, the repayment of which is the responsibility of the Company under the terms of the Loan Agreement. Of that amount, approximately $105 million was made avalable to the Company to finance a portion of the buyback and approximately $21 million was set aside in a capital reserve fund. The notes bear interest at an annual rate of 7.03%, mature on July 1, 2005 and are subject to a schedule of annual principal payments beginning on July 1, 1998. The amount held in the capital reserve fund will be used to pay the final installments of principal and interest due in 2005. The assets in the capital reserve fund are held by a third party trustee and invested in a guaranteed annuity contract, earning interest at an annul rate of 6.51%, and the interest earnings are utilized to offset the semiannual interest payments on the Fame notes.

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

On June 30, 1995, the Company entered into a Credit Agreement (Agreement) with a group of seven banks consisting of a revolving credit facility in the initial amount of $55 million and a term loan in the amount of $60 million. The revolving credit facility replaces the Company's short-term credit facilities that existed prior to the closing, and also provided for the issuance of a letter of credit required to support $4.2 million of the Company's Pollution Control Revenue Bonds. To secure the existing letter of credit related to the Pollution Control Revenue Bonds, until the new letter of credit could be issued, the Company deposited approximately $4.4 million of the proceeds from this financing with a third party trustee. These funds were released to the Company upon the issuance of the new letter of credit in August 1995. The receipt of these funds is reflected in Other, net in the Consolidated Statements of Cash Flows. The Agreement is secured by $115 million of non-interest bearing First Mortgage Bonds.

The revolving credit facility has a term of five years and was automatically and permanently reduced by $1 million on December 31, 1995. Borrowings under the revolving credit facility will also be reduced by $2 million on June 30, 1996 and by $3 million on December 31, 1996. The term loan, used to finance a portion of the buyback cost, also has a term of five years and requires annual principal payments of $12 million beginning June 30, 1996. The Company may borrow at rates, as defined with the Agreement, based on LIBO (London Interbank Offered) rate, or the higher of the prime rate, the three month certificate of deposit rate or the federal funds rate. A risk premium based on the Company's senior debt rating is added to the base portion of the rate, which results in the combined total interest rate for borrowings underthe Agreement. A required commitment fee, based on the Company's available revolving credit commitment, is also priced according to the Company's senior debt rating.

The Company was required to enter into a transaction to cap or fix the rate of interest on the term loan within 120 days of the execution of the Agreement. In August 1995, the Company entered into agreements with three banks to cap the LIBO rate at 7.25%, with the cost to cap the interest rate amounting to $624,000. These costs are being amortized over the life of the term loan.

The Agreement allows the Company to incur, outside of the revolving credit facility, additional unsecured debt of $5 million, plus 50% of the aggregate amount of mandated or optional reductions to the $55 million revolving credit facility. In connection with this provision, the Company maintains a $5 million uncommitted line of credit.

The debt instruments executed in connection with the purchased power buyback financing contains a number of covenants and restrictions that the Company believes to be usual and customary for such a transaction, including limitations on the aggregate amount of indebtedness the Company may incur and restrictions on the payment of dividends.

Under the provisions of the first mortgage bond indenture, substantially all of the Company's plant and property has been mortgaged to secure the Company's first mortgage bonds. Sinking fund requirements and current maturities of the first mortgage bonds for the five years subsequent to December 31, 1995 aggregate $110,739,713 as follows:


            Sinking Fund         Current
             Requirement        Maturities          Total

-----------------------------------------------------------------------------
1996         $1,645,737       $ 12,000,000       $ 13,645,737
1997          1,853,515         12,000,000         13,853,515
1998          1,778,554         26,800,000         28,578,554
1999          1,675,205         25,100,000         26,775,205
2000          1,886,702         26,000,000         27,886,702
-----------------------------------------------------------------------------
             $8,839,713       $101,900,000       $110,739,713
=============================================================================

Certain information related to total short-term borrowings under the Credit Agreement and the lines of credit is as follows:


                                            1995         1994        1993
-----------------------------------------------------------------------------
Total credit available at end of period $59,500,000 $55,000,000  $55,000,000

Unused credit at end of period          $24,500,000 $28,000,000  $19,000,000
Borrowings outstanding at end of period $35,000,000 $27,000,000 $36,000,000 Effective interest rate (exclusive of fees) on borrowings outstanding at
  end of period                              8.4%       6.0%         3.5%
Average daily outstanding borrowings
  for the period                        $33,573,973 $26,035,616  $22,754,205
Weighted daily average annual interest
  rate                                       7.5%       4.6%         3.7%
Highest level of borrowings outstanding
  at any month-end during the period    $47,000,000 $38,000,000  $36,000,000
=============================================================================

The average daily borrowings outstanding for the period represent the sum of daily borrowings outstanding, divided by the number of days in the period. The weighted daily average annual interest rate is determined by dividing the annual interest expense by the average daily borrowings outstanding for the period.

5. POSTRETIREMENT AND OTHER POSTEMPLOYMENT BENEFITS

POSTRETIREMENT BENEFITS-The Company has noncontributory pension plans covering substantially all of its employees. On July 17, 1987, the Company created separate union and nonunion plans from an original plan. Effective January 1, 1995, the Company merged the union and nonunion plans into one plan. Benefits under the plans are generally based on the employee's years of service and compensation during the years preceding retirement. The Company's general policy is to contribute to the funds the amounts deductible for federal income tax purposes.

The following tables detail the components of pension income for 1995, 1994 and 1993, the funded status of the plans, the amounts recognized in the Company's Consolidated Financial Statements and the major assumptions used to determine these amounts. There were no employer contributions to the plan in 1995. Employer contributions to the plans amounted to $1,174,019 in 1994. In 1995 and 1994 the Company implemented early retirement programs which resulted in additional pension expense of $2,548,648 and $1,608,267, respectively. The plan's assets are composed of fixed income securities, equity securities and cash equivalents.

Total pension income included the following components:

                                        1995         1994          1993
---------------------------------------------------------------------------
Service cost-benefits earned
  during the period                $   813,811    $1,060,134   $1,085,419
Interest cost on projected
  benefit obligation                 2,458,466     2,310,455    2,244,706
Actual return on plan assets        (8,505,484)      377,447   (4,633,435)
Total of amortized obligations
  and the net gain (loss) deferred   4,889,703    (3,865,833)   1,291,310
----------------------------------------------------------------------------
Total pension (income)              $ (343,504)   $ (117,797)  $  (12,000)
============================================================================


                                       1995      1994      1993
---------------------------------------------------------------------
Significant assumptions used were

Discount rate                           7.25%     8.25%      7.0%
Rate of increase in future
  compensation levels                   5.0%      5.0%       5.0%
Expected long-term rate of
  return on plan assets                 9.0%      9.0%       9.0%


The following table sets forth the plans' funded status at December 31, 1995 and 1994:

                                              1995          1994
-----------------------------------------------------------------------
Actuarial present value of accumulated benefit obligation

Vested                                     $ 31,528,835   $ 21,668,455
Non-vested                                    2,877,035      2,091,333
-----------------------------------------------------------------------
Total                                      $ 34,405,870   $ 23,759,788
=======================================================================
Projected benefit obligation               $(39,121,538)  $(31,179,979)
Plan assets at fair value                    41,312,595     36,397,435
-----------------------------------------------------------------------
Excess of plan assets over
  projected benefit obligation             $  2,191,057   $  5,217,456

Items not yet recognized in earnings
Net (asset) at transition                    (5,051,800)    (5,984,125)
Prior service cost                            5,096,783      5,653,162
Unrecognized net gain from past
  experience and changes in assumptions      (2,862,289)    (2,804,446)
-----------------------------------------------------------------------
Net pension (liability) asset recognized    $  (626,249)  $  2,082,047
=======================================================================

In addition to pension benefits, the Company provides certain health care and life insurance benefits to its retired employees. Substantially all of the Company's employees may become eligible for retiree benefits if they reach normal retirement age while working for the Company.

The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS
106) as of January 1, 1993. This standard required the accrual of postretirement benefits, including medical and life insurance coverage, during the years an employee provides services to the Company. Prior to 1993, the cost of health care benefits were expensed as benefits were paid.

The MPUC in 1993 issued a final accounting rule in connection with FAS 106 which adopted this pronouncement for ratemaking purposes and provided the Company with the accounting and regulatory framework required to defer the excess of the net periodic postretirement benefit cost recognized under FAS 106 over the pay-as-you-go amount in 1993 through February 28, 1994, and to include such excess as a regulatory asset pending inclusion in the new base rates, effective March 1, 1994. This regulatory asset, which amounted to $705,283 at February 28, 1994, is being recovered, beginning March 1, 1994, over a ten-year period. The Company, also in accordance with the final accounting ruling, is amortizing the unrecognized transition obligation of $10,023,200 over a 20-year period. In 1995 and 1994 the Company implemented early retirement programs which resulted in $909,418 and $750,000, respectively, of expense related to additional medical and life insurance benefits provided to the early retirees.

In 1994 the Company established an irrevocable external Voluntary Employee Benefit Association Trust Fund ("VEBA") to fund the payment of postretirement medical and life insurance benefits. Company contributions to the VEBA, which commenced in July 1994, amounted to $1,215,554 in 1995 and $755,000 in 1994. The plan's assets are composed of United States Treasury money market funds.

The actuarially determined net periodic postretirement benefit cost for 1995, 1994 and 1993 and the major assumptions used to determine these amounts are shown in the following tables:

                                           1995         1994        1993
-----------------------------------------------------------------------------
Service cost of benefits earned        $  378,400    $  379,400    $ 359,600
Interest cost on accumulated
  postretirement benefit obligation       948,000       724,000      683,200
Actual return on plan assets              (23,300)       (7,800)          -
Amortization of unrecognized
  transition obligation                   501,200       501,200
Other deferrals, net                       23,699        (1,800)          -
Early retirement plan benefits            909,418        750,000          -
-----------------------------------------------------------------------------
Net periodic postretirement
  benefit cost                         $2,737,417     $2,345,000  $1,544,000
=============================================================================

                                           1995      1994      1993
------------------------------------------------------------------------
Significant assumptions used were-

Discount rate                                7.25%     8.25%     7.0%
Health care cost trend rate,
  employees less than age 65-
   Near-term                                 8.5%      9.0%     12.4%
   Long-term                                 4.5%      4.5%      6.0%
Health care cost trend rate,
  employees greater than age 65-
   Near-term                                 6.8%      7.0%      9.7%
   Long-term                                 4.5%      4.5%      5.8%
Rate of return on plan assets                5.0%      2.0%      N/A
---------------------------------------------------------------------

The following table sets forth the benefit plan's funded status at December 31, 1995 and 1994:

                                                     1995           1994
-----------------------------------------------------------------------------
Accumulated postretirement benefit obligation:

   Retirees                                    $ 7,749,800     $ 7,746,800
   Fully eligible active plan participants       1,374,400         446,400
     Other active participants                   3,248,300       3,020,900
-----------------------------------------------------------------------------
                                                12,372,500     $11,214,100
Fair value of plan assets                         (606,800)       (409,500)
Unrecognized net transition obligation          (8,519,600)     (9,020,800)
Unrecognized gain                                  625,986         566,423
-----------------------------------------------------------------------------
Accrued postretirement benefit cost
  (included in Other Reserves)                  $ 3,872,086    $  2,350,223
=============================================================================

If the health care cost trend rate was increased one percent, the accumulated postretirement benefit obligation as of January 1, 1995 would have increased by 12.3%. The effect of such change on the aggregate of service and interest cost for 1995 would be an increase of 15.6%.

The estimates of the Company's accrued pension and postretirement benefit costs involve the utilization of significant assumptions. Any change in these assumptions could impact the liabilities in the near term.

POSTEMPLOYMENT BENEFITS-Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" (FAS 112). The effect of FAS 112 on the Company's consolidated results of operations, cash flows and financial position was not material.

6. JOINTLY OWNED FACILITIES AND POWER SUPPLY COMMITMENTS

MAINE YANKEE-The Company, through its equity investment totalling approximately $5.0 million at December 31, 1995, owns 7% of the common stock of Maine Yankee, which owns and operates an 880 megawatt nuclear generating plant in Wiscasset, Maine, and is entitled under a cost-based power contract to an approximately equal percentage of the plant's output. The Maine Yankee plant, like other pressurized water reactors, experienced degradation of its steam generator tubes, principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of tubes. During the refueling and maintenance shutdown that commenced in February 1995, Maine Yankee detected through new inspection methods increased degradation of the plant's steam generator tubes to the extent that approximately 60% of the plant's 17,000 steam generator tubes appeared to have defects to some degree. Because of the large number of affected tubes, the remedy of plugging the degraded tubes to take them out of service was no longer a viable option.

Following a detailed analysis of the safety, technical and financial considerations associated with the degraded steam generator tubes, Maine Yankee elected to repair the tubes by inserting and welding short reinforcing sleeves of an improved material in substantially all of the Plant's steam generator tubes. Similar repairs have been completed at other nuclear plants in the United States and abroad, but not on the scale of the Maine Yankee project. With Westinghouse Electric Corporation as the general contractor, the sleeving project started in early June of 1995, after approval of the Westinghouse sleeving process by the Nuclear Regulatory Commission (NRC), and was essentially completed in early December. The repairs were estimated to cost $40 million, but Maine Yankee now estimates the project will be completed for approximately $27 million. The Company has charged to operations its share of the repair costs in 1995.

During 1995, the Company incurred substantial costs for replacement power, and as explained above, since the FCA was eliminated at the beginning of 1995, the replacement power costs had a material impact in reducing earnings in 1995. After Maine Yankee went off-line, the Company incurred nonreconcilable replacement power costs of approximately $8.6 million for the year. Combined with the Company's share of the repair cost, the Maine Yankee outage adversely impacted the Company's earnings in 1995 by $.86 per common share, after taxes.

On December 4, 1995, when the resleeving project was substantially complete, Maine Yankee received a copy of a letter, from an organization with a history of opposin nuclear power development, to a State of Maine nuclear safety official based on documentation from an anonymous former employee of Yankee Atomic Electric Company (Yankee), an affiliate of Maine Yankee and other nuclear plant operators. The letter contained allegations that Yankee knowingly performed inadequate analyses to support two license amendments to increase the rated thermal power at which the Maine Yankee plant could operate. It was further alleged in the letter that Maine Yankee deliberately misrepresented the analyses to the NRC in seeking license amendments. The allegedly inadequate analyses related to the operation of the plant's emergency core cooling system (ECCS) and the calculation of the plant's containment peak postulated accident pressure, both under certain assumed accident conditions. The analyses were used in support of license amendments that authorized an increased rating of the plant from a level equal to approximately 90% of the maximum electrical capability of the plant to its current 100% rated level.

In response to technical issues raised by the allegations, the NRC initiated a special technical review of the safety analysis performed by Yankee relating to Maine Yankee's license amendment applications for the power up rates. At the same time, Maine Yankee and Yankee initiated intensive internal investigations of the allegations and provided responsive information and documentation to the NRC.

On December 18, 1995, a public meeting was held at the NRC to discuss the findings resulting from the NRC's technical review. At the meeting the NRC informed Maine Yankee that it had concerns regarding the adequacy of a proprietary computer code used in ECCS safety analyses supporting Maine Yankee's last two applications for license amendments that authorized power up rates to levels above 90% of its current maximum capacity. At the meeting the NRC also indicated that operation of the plant at a level up to 90% could be acceptable if operations were based on methods previously found acceptable by the NRC staff and not on the computer code that is currently under review by the NRC, and further informed Maine Yankee of the terms and conditions under which Maine Yankee could resume power operation of the plant. Subsequently, the NRC informed Maine Yankee that the allegations made in the anonymous letter would be the subject of investigations by the NRC's Office of Investigations and the Office of the Inspector General.

On January 3, 1996, the NRC issued a "Confirmatory Order Suspending Authority For And Limiting Power Operation And Containment Pressure (Effective Immediately) And Demand For Information" (the Confirmatory Order) confirming the conclusions of the NRC from the public meeting and follow-up communications with Maine Yankee. The Confirmatory Order limited the power output of the Maine Yankee plant to approximately 90% of its rated maximum until the NRC shall have reviewed and approved plant-specific analyses meeting the NRC's criteria for operation of the ECCS under certain postulated accident conditions, in lieu of the analyses based on the questioned computer code. The Confirmatory Orer further required that prior to operating the plant at any level, Maine Yankee should submit under oath specified information relating to operating the plant at up to the 90% level and descriptions of measures taken to assure compliance with the limitations on operating level and containment pressure.

With respect to subsequently returning the plant to its 100% operating level, the Confirmatory Order required Maine Yankee to submit a plant-specific analysis meeting the NRC's requirements for ECCS operation under specified conditions at plant power levels up to 100% of its maximum rated capability. The Confirmatory Order also required an integrated containment analysis demonstrating that the maximum calculated containment pressure under certain postulated accident conditions does not exceed the design-basis pressure of the plant's containment. In addition, the Confirmatory Order required Maine Yankee to submit a schedule for providing the requested analyses and related information to the NRC.

As of this writing, the Maine Yankee plant is operating at the 90% level. The Company cannot predict when Maine Yankee will gain the authority to return to the 100% operating level or when it will achieve this level once authority is granted. As a result of Maine Yankee's operating limitation, the Company will incur replacement power costs of between $70,000 and $100,000 per month as long as that limitation is in effect. Finally, the Company cannot predict the results of the internal and external investigations of the allegations brought to Maine Yankee's attention on December 4, 1995, or whether any party will seek an NRC hearing or any appeal with respect to the Order. Maine Yankee has stated, however, that it intends to pursue its internal investigation diligently and cooperate with the governmental investigations, and that it believes that after it develops information requested by the NRC for operation of the plant at full capacity it will be able to operate the plant at that level while meeting all applicable NRC safety requirements.

The Company is obligated to pay its pro rata share of Maine Yankee's operating expenses, fuel costs, capital costs and decommissioning costs. Estimated costs of decommissioning the Maine Yankee plant assuming dismantlement and removal is $317 million (in 1993 dollars) of which the Company's share is approximately $22.2 million.

The estimated cost of decommissioning is subject to change due to evolving technology and the possibility of new legal requirements. Accumulated decommissioning funds at December 31, 1995 were $142.1 million of which the Company's share was approximately $9.9 million.

MEPCO-The Company owns 14.2% of the common stock of MEPCO. MEPCO owns and operates electric transmission facilities from Wiscasset, Maine, to the Maine-New Brunswick border. Several New England utilities, including the Company and MEPCO's other stockholders (two other Maine utilities), are parties to a transmission support agreement pursuant to which such utilities have agreed to pay MEPCO's costs, based on theirrelative system peaks, if MEPCO's revenues from transmission services are not sufficient to meet its expenses. Information relating to the operations and financial position of Maine Yankee and MEPCO appears below:

                               Maine Yankee             MEPCO
-----------------------------------------------------------------------------
                                     (Dollar in Thousands)
-----------------------------------------------------------------------------
                             1995    1994      1993     1995    1994    1993
                            ------  ------    ------   ------  ------  ------

Operations:
  As reported by investee-
    Operating Revenue      $205,977 $173,857 $193,102 $49,699 $24,746 $12,809

-----------------------------------------------------------------------------
    Depreciation           $ 32,722 $ 30,823 $ 25,458 $ 1,383 $ 1,383 $ 1,395
    Interest and Prefer-
     red Dividends           17,332   14,583   14,407      96     106     124
    Other expenses, net     148,866  121,437  145,861  48,115  23,152  11,185
-----------------------------------------------------------------------------
    Operating expenses    $198,920 $166,843 $185,726 $49,594 $24,641 $12,704
-----------------------------------------------------------------------------
    Earnings Applicable
      to Common Stock      $ 7,057  $ 7,014 $  7,376 $   105 $   105 $   105
=============================================================================
  Amounts Reported by the Company-

   Purchased power costs $14,299   $11,771 $ 11,265 $     - $     - $     -
   Equity in net income     (498)     (480)    (542)    (15)    (15)   (15)
-----------------------------------------------------------------------------
   Net purchased power
     expense             $ 13,801   $11,291  $10,723 $   (15)$   (15)$  (15)
=============================================================================
Financial Position:
  As reported by investee-
   Plant in service      $404,499 $401,092  $396,133 $23,135 $23,099 $23,123
    Accumulated deprec-
      iation             (208,537)(192,293)(175,996)(21,777)(20,463)(19,174)
   Other assets           384,996  341,111  314,680   4,561   3,927   2,414
-----------------------------------------------------------------------------
   Total assets          $580,958 $549,910 $534,817 $ 5,919 $ 6,563 $ 6,363
  Less-
   Preferred stock         18,600   19,200   19,800      -        -       -
Long-term debt            109,999   118,666  115,333    870   1,730   2,590
Other liabilities and
  deferred credits        381,158   344,550 332,030  4,171   3,955    2,895
-----------------------------------------------------------------------------
   Net assets            $ 71,201  $ 67,494 $ 67,654 $   878 $  878  $   878
=============================================================================
Company's reported equity-
   Equity in net assets  $  4,984 $  4,725 $ 4,736  $   125 $   125 $  125
   Adjust Company's
      estimate to actual       30       29      20        -       -      -
-----------------------------------------------------------------------------
   Equity in net assets
      as reported        $  5,014  $  4,754  $  4,756 $  125 $  125 $   125
=============================================================================

Wyman 4-The Company owns 8.33% (50 MW) of the oil-fired 600 MW Wyman Unit No. 4 in Yarmouth, Maine. The Company's proportionate share of the direct expenses of this unit is included in the corresponding operating expenses in the Consolidated Statements of Income. Included in the Company's utility plant are the following amounts with respect to this unit:


                                   1995            1994         1993
------------------------------------------------------------------------
Electric plant in service       16,876,963     16,771,430     16,767,909
Accumulated depreciation        (8,459,911)    (7,996,737)    (7,539,591)
------------------------------------------------------------------------
                               $ 8,417,052     $8,774,693     $9,228,318
========================================================================


NEPOOL/HYDRO-QUEBEC PROJECT - The Company is a 1.6% participant in the NEPOOL/Hydro-Quebec Phase 1 project (Phase 1), a 690 MW DC intertie between the New England utilities and Hydro-Quebec constructed by a subsidiary of another New England utility at a cost of about $140 million. The participants receive their respective share of savings from energy transactions with Hydro-Quebec, and are obliged to pay for their respective shares of the costs of ownership and operation whether or not any savings are realized.

The Company is also a 1.5% participant in the NEPOOL/Hydro-Quebec Phase 2 project (Phase 2), which involves an increase to the capacity of the Phase 1 intertie to 2,000 MW. As in the Phase 1 project, the Company receives a share of the anticipated energy cost savings derived from purchases from Hydro-Quebec and capacity benefits provided by the intertie and is required to pay its share of the costs of ownership and operation whether or not any savings are obtained.

In 1990, the Company formed Bangor Var Co., Inc. whose sole function is to be a 50% general partner in Chester, a partnership which owns a static var compensator (SVC), which is electrical equipment that supports the Phase 2 transmission line. A wholly-owned subsidiary of Central Maine Power Company owns the other 50% interest in Chester. Chester has financed the acquisition and construction of the SVC through the issuance of $33 million in principal amount of 10.48% senior notes due 2020, and up to $3.25 million principal amount of additional notes due 2020 (collectively, the SVC Notes). The holders of the SVC Notes are without recourse against the partners or their parent companies and may only look to Chester and to the collateral for payment. The New England utilities which participate in Phase 2 have agreed under a FERC approved contract to bear the cost of Chester, on a cost of service basis, which includes a return on and of all capital costs. Information relating to the operations and financial position of Chester appears at the top of the following page.

                             Bangor Pacific              Chester
--------------------------------------------------------------------------
                                     (Dollar in Thousands)
--------------------------------------------------------------------------
                             1995    1994   1993    1995    1994    1993
                            -----   ------ ------  ------  ------  -------

Operations:
As reported by investee-
  Operating Revenue        $7,277  $6,880 $7,370  $5,016  $5,173   $5,057
---------------------------------------------------------------------------
  Depreciation             $  862  $  855 $  856  $1,075  $1,075   $  995
  Interest Expense          3,657   3,791  3,909   3,114   3,227    3,201
  Other expenses, net         707   1,134  1,037     827     871      861
---------------------------------------------------------------------------
  Operating expenses       $5,226  $5,780 $5,802  $5,016  $5,173   $5,057
---------------------------------------------------------------------------
  Net Income               $2,051  $1,100 $1,568  $     - $    -   $    -
===========================================================================
Company's reported
  equity in net income     $1,026  $  550 $  784  $     - $    -   $    -
===========================================================================
Financial Position:

As reported by investee-
  Plant in service         $44,035 $43,977 $43,894 $31,993 $31,991 $31,991
  Accumulated
    depreciation            (6,427) (5,572) (4,717) (5,296) (4,221) (3,146)
  Other assets               3,399   2,978   3,696   3,351   3,555   3,632
---------------------------------------------------------------------------
  Total assets             $41,007 $41,383 $42,873 $30,048 $31,325 $32,477

Less-
  Long-term debt            32,600  34,500  36,300  28,204  29,387  30,643
  Other liabilities          2,255   2,241   2,231   1,844   1,938   1,834
----------------------------------------------------------------------------
Net assets                 $ 6,152 $ 4,642  $ 4,342  $    -  $    -  $    -
============================================================================
     Company's reported
  equity in net assets     $ 3,076 $ 2,321  $ 2,171  $    -  $    -  $   -
============================================================================

SMALL POWER PRODUCTION FACILITIES-As of the end of 1995, the Company had contracts with seven independent, non-utility power producers known as "small power production facilities." The West Enfield Project, described below, is one such facility. There are five other relatively small hydroelectric facilities, and a 20 MW facility fueled by municipal solid waste. The cost of power from the small power production facilities is more than the Company would incur from other sources if it were not obligated under these contracts, and, in the case of the solid waste plant, substantially more. The prices were negotiated at a time when oil prices wre much higher than at present, and when forecasts for the costs of the Company's long-term power supply were higher than current forecasts. In the Company's 1987 rate proceeding, the MPUC investigated the events surrounding the contract negotiations but reached no conclusion about the Company's prudence in entering into these contracts.

The Company has been attempting to alleviate the adverse impact of high-cost contracts with small power production facilities. One method for doing so has been to pay a fixed sum in return for terminating the contract. The first such transaction was accomplished in 1993, and in 1995 the Company succeeded in accomplishing two more. The 1995 transactions involved a "buyback" of the contracts for the purchase of power from two biomass-fueled generating plants in West Enfield and Jonesboro, Maine, which are identical plants under common ownership. The buyback cost was approximately $170 million, including transaction costs. Under the Company's Alternative Marketing Plan (AMP), the buyback costs have been deferred and recorded as a regulatory asset, to be amortized and collected over a ten-year period, beginning July 1, 1995. The cost of the buyback was financed entirely by new debt instruments, thereby significantly increasing the Company's indebtedness. See Note 4 for discussion of these financings.

In addition to the buyback costs incurred to date, the Company is committed under certain conditions to reimburse the towns of Enfield and Jonesboro for lost property tax revenues in an amount not expected to exceed $1.4 million over a two-year period. The Company believes that the accomplishment of this transaction will provide substantial long-term benefits for its customers, and should enhance the Company's prospects for improved earnings sooner than if the buyback did not occur.

In the 1993 transaction, the Company negotiated an agreement to cancel its long-term purchased power agreement with one of the biomass plants, the Beaver Wood Joint Venture (Beaver Wood), in June 1993. In connection with the cancellation the Company paid Beaver Wood $24 million in cash and issued a new series of 12.25% First Mortgage Bonds due July 15, 2001 to the holders of Beaver Wood's debt in the amount of $14.3 million in substitution for Beaver Wood's previously outstanding 12.25% Secured Notes. Also, in connection with the cancellation agreement, a reconstituted Beaver Wood partnership paid the Company $1 million at the time of settling the transaction and has agreed to pay the Company $1 million annually for the next six years in return for retaining the ownership and the option of operating the plant. The payments are secured by a mortgage on the property of the Beaver Wood facility. The Company believes this contract buyout transaction will result in significant savings to its customers compared to the continuation of payments under the purchased power contract.

In May 1993 the Company received an accounting order from the MPUC related to this purchased power contract buyout. The order stipulated that the Company may seek recovery of the costs associated with the buyout in a future base rate case, and could also record carrying costs on the deferred balance. Consequently, a regulatory asset of $40.3 million had been recorded as of December 31, 1993. Effective with the implementation of new base rates on March 1, 1994, the Company began recovering over a nine-year period the deferred balance, net of the additional $6 million anticipated from Beaver Wood. In each of 1994 and 1995 the Company received its $1 million payment.

The Company also has a 30-year contract with the municipal solid waste facility, a 20 MW waste-to-energy plant in the Company's service territory in Orrington, completed in 1988. The Company has contracted to resell a portion of the capacity for fifteen years from this facility to another utility. The cost to the Company of the power delivered by this facility (net of revenues from the foregoing resale) is projected to be $15 million annually.

WEST ENFIELD PROJECT-In 1986, the Company entered into a joint venture with a development subsidiary of Pacific Lighting Corporation for the purpose of financing and constructing the redevelopment of an old 3.8 MW hydroelectric plant which the Company owned on the Penobscot River in Enfield and Howland, Maine, into a 13 MW facility for the purpose of operating the facility once it was completed. Commercial operation of the redeveloped project began in April 1988. A wholly-owned corporate subsidiary, Penobscot Hydro Co., Inc.
(PHC) was formed to own the Company's 50% interest in the joint venture, Bangor-Pacific.

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

Information relating to the operations and financial position of Bangor-Pacific appears on page 44.

BASIN MILLS AND VEAZIE PROJECTS- As a result of increased uncertainty about the recoverability of amounts invested through 1993 in licensing activities for proposed additional hydroelectric facilities, the Company established a reserve against those investments in the amount of $8.7 million as of December 31, 1993. Since 1993 the Company has charged to non-operating expense all amounts related to these licensing activities. The projects for which the reserve was established are a proposed 38 megawatt generating facility located at the so-called Basin Mills site on the Penobscot River in Orono and Bradley, Maine and an 8 megawatt addition to the Company's existing dam and power station on the Penobscot River in Veazie and Eddington, Maine. The projects would require a total investment of $140 million. The Company has been pursuing the permitting of these facilities since the early 1980's.

7. RECOVERY OF SEABROOK INVESTMENT AND SALE OF SEABROOK INTEREST

The Company was a participant in the Seabrook nuclear project in Seabrook, New Hampshire. On December 31, 1984, the Company had almost $87 million invested in Seabrook, but because the uncertainties arising out of the Seabrook Project were having an adverse impact on the Company's financial condition, an agreement for the sale of Seabrook was reached in mid-1985 and was finally consummated in November 1986. During 1985, a comprehensive agreement was negotiated among the Company, the MPUC staff, and the Maine Public Advocate addressing the recovery through rates of the Company's investment in Seabrook (the Seabrook Stipulation). This negotiated agreement was approved by the MPUC in late 1985. Although the implementation of the Seabrook Stipulation significantly improved the Company's financial condition, substantial write-offs were required as a result of the determination that a portion of the Company's investment in Seabrook would not be recovered. In addition to the disallowance of certain Seabrook costs, the Seabrook Stipulation also provided for the recovery through customer rates of 70% of the Company's year-end 1984 investment in Seabrook Unit 1 over 30 years, and 60% of the Company's investment in Unit 2 over seven years, with base rate treatment on the unamortized balances. As of December 31, 1992, the Company's investment in Seabrook Unit 2 was fully amortized.

8. CONTINGENCIES

ENVIRONMENTAL MATTERS-In 1992, the Company received notice from the Maine Department of Environmental Protection (MDEP) that it was investigating the cleanup of several sites in Maine that were used in the past for the disposal of waste oil and other hazardous substances, and that the Company, as a generator of waste oil that was disposed at those sites, may be liable for certain cleanup costs. The Company learned in October 1995 that the United States Environmental Protection Agency placed one of the sites on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act will pursue potentially responsible parties. With respect to this site, the Company is one of a number of waste generators under investigation, and it is too early in the process to speculate on the extent of the Company's potential liability. As to the only other site wich has been listed by the MDEP as an Uncontrolled Hazardous Substance Site, the Company was informed that it is considered a de minimis generator.

9. UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data pertaining to the results of operations are shown below:

                                            QUARTER ENDED
                           ------------------------------------------------
                               MAR 31    JUNE 30   SEPT 30    DEC 31
                           ------------------------------------------------
                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                           ------------------------------------------------
1995
----
Electric Operating Revenue    $48,263   $43,694    $46,025   $46,931
Operating Income                6,004     1,438      7,538     8,688*
Net Income (Loss)               3,293    (1,696)       828     1,911*
Earnings (Loss) Per Share
  of Common Stock               $ .40    $ (.29)     $ .05     $ .20*
=======================================================================

1994
----
Electric Operating Revenue    $46,375  $39,664     $42,575   $45,484
Operating Income                3,037    4,550       5,589     4,157
Net Income                      1,095    2,008       3,073     1,282
Earnings Per Share
  of Common Stock             $ .11    $ .22        $ .37     $ .12
=======================================================================

1993
----
Electric Operating Revenue    $49,679  $40,548  $43,476     $44,269
Operating Income                4,779    4,486    4,396       3,168
Net Income (Loss)               2,908    2,766    3,244      (3,582)**
Earnings (Loss) Per Share
  of Common Stock             $ .46     $ .42    $ .46       $(.64)**

=======================================================================

*Includes $498,000 of amortization of investment tax credits or $.07 per common share.

**Includes the provision for Basin Mills of $5.6 million after-tax or $.95 per common share.


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value at December 31, 1995 of each class of financial instrument for which it is practical to estimate the value:

Cash and cash equivalents: the carrying amount of $1,424,266 approximates fair value. The fair values of other financial instruments at December 31, 1995 based upon similar issuances of comparable companies are as follows:

                                                         In Thousands
--------------------------------------------------------------------------
                                                    Carrying        Fair
                                                     Amount         Value
                                                  ------------------------
Funds held by trustee guaranteed annuity contract   $  21,192  $  22,739
Mandatory redeemable cumulative preferred stock        15,000     13,860
First Mortgage Bonds                                  111,521    109,051
Pollution Control Revenue Bonds                         4,200      4,200
FAME Revenue Notes                                    126,000    131,477
Medium Term Notes                                      60,000     60,000
--------------------------------------------------------------------------

11. SIGNIFICANT NON-CASH ACTIVITY

In connection with the termination of the purchased power agreement in 1993 with the Beaver Wood Joint Venture, the Company issued $14.3 million of First Mortgage Bonds in substitution for Beaver Wood's previously outstanding secured notes which is not reflected in the Consolidated Statements of Cash Flows.

12. REGULATORY AND LONG-LIVED ASSETS

Accounting rules applicable to regulated utilities allow the establishment of regulatory assets for costs accumulated for certain items other than the usual and customary capital assets, and allow the deferral of the income statement impact of those costs if they are expected to be recovered in future rates. As of December 31, 1995, the Company has regulatory assets, net of regulatory liabilities, of approximately $250.7 million. The effects of competition could ultimately cause the operations of the Company, or a portion thereof, to cease meeting the criteria for application of the accounting rules for regulatory assets. If this were to occur, accounting standards of enterprises in general would apply and unamortized balances of regulatory assets would be charged to operations in the year in which those criteria were no longer applicable.

In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for financial statements for fiscal years beginning after December 15, 1995. FAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. It establishes guidance for recognizing and measuring impairment losses and reuires that the carrying amount of impaired assets be reduced to fair value. Management is currently evaluating the financial impact of this accounting standard, but as long as the cost of the Company's long-lived assets and intangibles continue being recovered through its electric rates, as is currently the case, the effect of FAS 121 on the Company's results of operations and financial position is not expected to be significant. Management cannot predict the outcome of the possibility of further competition and deregulation of the electric utility industry, or the application of this accounting standards.

13. ALTERNATIVE MARKETING PLAN

On February 14, 1995 the MPUC issued an order approving many aspects of the Company's Alternative Marketing Plan (AMP) proposal. The AMP proposal included a plan for allowing increased flexibility to offer reduced prices and develop related marketing programs, a commitment to attempt to cap electric rates at current levels for an extended period, the elimination of fuel cost accounting and the fuel adjustment clause, the elimination of seasonal rate differentials and an understanding about the method of amortizing the cost of any future buyout of high-cost purchased power contracts.

14. ACQUISITION OF WHOLESALE CUSTOMER

On October 26, 1995, the Company acquired the assets and service territory of its largest full requirements wholesale customer for a purchase price of approximately $2.4 million. The customer served approximately 1,800 customers. The acquisition was accounted for using the purchase method of accounting. The purchase price exceeded the value assigned to the assets acquired by approximately $582,000 and has been recorded as an electric plant acquisition adjustment, which is being amortized on a straight-line basis over a period of 15 years.

15. DERIVATIVE FINANCIAL INSTRUMENTS

In 1995 the Company adopted Statement of Financial Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." As discussed in Note 4, the Company entered into interest rate cap agreements (the cap or caps) with three financial institutions related to its $60 million of Medium Term Notes to manage its exposure to interest rate fluctuations. Under the caps, the LIBO rate is capped at 7.25% over the five-year term of the Medium Term Notes for the full notional amount of $60 million. At the beginning of each calendar quarter the notional interest rate is set by the financial institutions based on the current LIBO rate. The Company will be reimbursed for incremental interest expense incurred in excess of the 7.25% cap. In 1995 the notional rate was not in excess of 7.25%.

The Company purchases, rather than generates itself, a significant portion of the energy required to service its retail business. These purchased energy prices can vary with changes in the price or availability of the underlying fuel sources, and the risk of such pice volatility is no longer covered by a rate mechanism like the FCA. To manage this exposure, effective January 1, 1996, the Company entered into hedging transactions with three financial institutions. The Company determined that much of its exposure to purchased energy price volatility is closely matched to changes in residual oil prices. Accordingly, the Company entered into agreements known as "swaps", essentially in which the Company agreed to pay a fixed price for a specific quantity of a specific commodity (residual oil in this case), for a given time period. This transfers the risk (or the benefit) of commodity price fluctuations to the other party to the agreement for the given period of time. These are strictly financial transactions, and no delivery of the underlying commodity is taken. Settlements typically occur on a monthly basis and the cash receipts/payments arising from the "swap" transactions will offset corresponding increases/decreases in the Company's purchased energy costs. As a result, the Company can manage a substantial portion of the risk of energy price fluctuations, which allows the Company to more accurately predict its future purchased energy costs and cash flow requirements. To ensure the Company maintains a hedging, and not a speculative, position, the Company has established official policies, procedures and controls for its fuel hedging program.

Credit risk arises from potential nonperformance of counterparties to these agreements. The Company managed credit risk related to the cap by spreading the risk amongst three financial institutions and reviewing their financial stability prior to entering into the arrangements. The Company manages the credit risk related to the fuel swaps through credit limits, collateral instruments, monitoring procedures, as well as spreading the risk amongst three financial institutions. Market risk of the fuel swaps is the risk that changes in fuel prices will result in a decrease in the value or an increase in the cost of obligations arising from derivatives. As the Company utilizes derivatives only for risk management purposes, the Company is not exposed to market risk because gains and losses arising on derivative instruments will be offset by corresponding losses and gains on the underlying transaction being hedged. There is no market risk associated with changes in interest rates since the Company paid for the cap when entering into the agreement. The Company will receive a payment if the notional interest rate exceeds 7.25%.



COOPERS & LYBRAND


                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Directors of Bangor Hydro-Electric Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Bangor Hydro-Electric Company and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsiblity is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                               /s/ COOPERS & LYBRAND L.L.P.

                                               COOPERS & LYBRAND L.L.P.
Boston, Massachusetts
February 1, 1996



ITEM 9   CHANGES IN AND DISAGREEMENTS WITH AUDIT FIRMS ON
         FINANCIAL DISCLOSURE
----------------------------------------------------------

     There have been no changes in or disagreements with audit firms on financial disclosure.

PART III
--------
ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     See Part I above, and see the information under "Election of Directors" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 15, 1996, which information is incorporated herein by reference.

ITEM 11  EXECUTIVE COMPENSATION
--------------------------------

     See the information under "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 15, 1996, which information is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT
--------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners

          See the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 15, 1996, which information is incorporated herein by reference.

     (b)  Security Ownership of Management

          See the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 15, 1996, which information is incorporated herein by reference.

     (c)  Changes in Control

          Not applicable.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     See the information under "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 15, 1996, which information is incorporated herein by reference.


PART IV
--------
ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K
--------------------------------------------------------------

     (a)  Consolidated Financial Statements of the Company (See
           Item 8)

          Consolidated Statements of Income for the Years Ended
           December 31, 1995, 1994 and 1993

          Consolidated Balance Sheets - December 31, 1995 and
           1994

          Consolidated Statements of Retained Earnings for the
               Years ended December 31, 1995, 1994 and 1993

          Consolidated Statements of Capitalization - December
           31, 1995 and 1994

          Consolidated Statements of Cash Flows
           for the Years Ended December 31,1995, 1994 and 1993

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

     (c)  Exhibits

     See Exhibit Index, page

     (d)  Reports on Form 8-K

     A Current Report on Form 8-K dated January 12, 1996 was filed in the first quarter of 1996, regarding the return to operation of the Maine Yankee nuclear generating facility.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Bangor Hydro-Electric Company


                                     /s/ Robert S. Briggs
                                     -------------------------------
                                     By: Robert S. Briggs
                                     President and
                                     Chairman of the Board


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert S. Briggs
---------------------------                 -----------------------------
Robert S. Briggs                            Helen Sloane Dudman
President and                               Director
Chairman of the Board


/s/ William C. Bullock, Jr.                /s/ G. Clifton Eames
---------------------------                -------------------------------
William C. Bullock, Jr.                    G. Clifton Eames
Director                                   Director


/s/ Jane J. Bush                           /s/ Robert H. Foster
---------------------------                -------------------------------
Jane J. Bush                               Robert H. Foster
Director                                   Director


/s/ David M. Carlisle                      /c/ Carroll R. Lee
---------------------------                --------------------------------
David M. Carlisle                          Carroll R. Lee
Director                                   Director, Vice President-
                                               Operations


                                           /s/ Frederick S. Samp
----------------------------              --------------------------------
Alton E. Cianchette                        Frederick S. Samp
Director                                   Vice President - Finance & Law
                                           (Chief Financial Officer)

                         /s/ David R. Black
                         ----------------------
                         David R. Black
                         Controller
                         (Chief Accounting Officer)

Each of the above signatures is affixed as of March 13, 1996.




COOPERS & LYBRAND



                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Bangor Hydro-Electric Company:



Our report on the consolidated financial statements of Bangor Hydro-Electric Company is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14(b) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                /s/ Coopers & Lybrand L.L.P.

                                ----------------------------------

                                 COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 1, 1996

                                                                                                       SCHEDULE VIII


                                          RESERVES FOR DOUBTFUL ACCOUNTS AND INSURANCE
                                          ----------------------------------------------
                                                                   Additions
                                                         -----------------------------

                                          Balance at       Charged to       Charged to                       Balance at
                                           Beginning        Costs and         Other                              End
                                           Of Period        Expenses         Accounts       Deductions        of Period
                                            -------          -------         -------          -------          -------


1995

Reserve for Doubtful Accounts           $    730,000     $  2,637,301     $     -         $  1,917,301 (A) $  1,450,000
                                          -----------      -----------      ----------      -----------      -----------

Reserve for Retirees' Life Insurance    $    848,000     $     32,000     $     -         $     28,000     $    852,000
                                          -----------      -----------      ----------      -----------      -----------


1994

Reserve for Doubtful Accounts           $  1,450,000     $    913,841     $     -         $  1,633,841 (A) $    730,000
                                          -----------      -----------      ----------      -----------      -----------

Reserve for Retirees' Life Insurance    $    700,000     $    164,000     $     -         $     16,000     $    848,000
                                          -----------      -----------      ----------      -----------      -----------


1993

Reserve for Doubtful Accounts           $  1,450,000     $  1,090,813     $     -         $  1,090,813 (A) $  1,450,000
                                          -----------      -----------      ----------      -----------      -----------

Reserve for Retirees' Life Insurance    $    612,000     $     92,000     $     -         $      4,000     $    700,000
                                          -----------      -----------      ----------      -----------      -----------

 NOTE:
 (A) Accounts written off, less recoveries.


                                EXHIBIT INDEX


                           EXHIBITS FILED HEREWITH
                           -----------------------

         EXHIBIT NO.                             DESCRIPTION OF EXHIBIT
          -----------                             ----------------------
3.       ARTICLES OF INCORPORATION
          -------------------------

         3(a)                                    Articles of Amendment
                                                 changing Corporate Clerk.

4.       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
          ---------------------------------------------------

         10(a)                                   Supplemental Indenture
                                                 Dated as of October 1, 1995
                                                 to General and Refunding
                                                 Mortgage and Deed of Trust
                                                 dated as of June 1, 1995
                                                 (Bangor Hydro-Electric
                                                 Company to Chemical Bank).




                  EXHIBITS INCORPORATED HEREIN BY REFERENCE
                  -----------------------------------------
EXHIBIT NO.     DESCRIPTION OF EXHIBIT       INCORPORATED BY REFERENCE TO:
-----------     ----------------------       -----------------------------

3.       ARTICLES OF INCORPORATION & BY-LAWS
          -----------------------------------

         3.1        Company's Certificate       Form S-2, Reg. No. 33-39181,
                    of Organization, together   Exhibit 3.1
                    with all amendments thereto

         3.2        Articles of Amendment       Form S-2, Reg. No. 33-63500,
                    increasing Company's        Exhibit 4.3
                    authorized capital stock

         3.3        By-Laws of the Company      Form S-2, Reg. No. 33-63500,
                                                 Exhibit 4.4

4.       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
          ----------------------------------------------------

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

     4.17       Loan Agreement by and       Form 10-Q, 3rd Quarter 1995,
                Finance Authority of        Exhibit 4.1
                Maine and Bangor Hydro-
                Electric Company

     4.18       Credit Agreement Dated      Form 10-Q, 3rd Quarter 1995,
                as of June 30, 1995         Exhibit 4.2
                among Bangor Hydro-
                Electric Company, the
                Banks named therein,
                Chemical Bank as
                Administrative Agent
                and Fleet Bank of Maine
                and First National Bank
                of Boston, as Co-Agents.

     4.19       Purchase Contract dated     Form 10-Q, 3rd Quarter 1995,
                as of June 28, 1995 among   Exhibit 4.3
                the Finance Authority of
                Maine and Bangor Hydro-
                Electric Company and
                Prudential Securities
                Incorporated

     4.20       General and Refunding       Form 10-Q, 3rd Quarter 1995,
                Mortgage Indenture and      Exhibit 4.4
                Deed of Trust - Bangor
                Hydro-Electric Company
                to Chemical Bank, As
                Trustee, Dated as of
                June 1, 1995

     4.21       Supplemental Indenture      Form 10-Q, 3rd Quarter 1995,
                Dated as of June 15, 1995    Exhibit 4.5
                to General and Refunding
                Mortgage Indenture and Deed
                of Trust dated as of June
                1, 1995 (Bangor Hydro-
                Electric Company to Chemical
                Bank).

     4.22       Supplemental Indenture as   Form 10-Q, 3rd Quarter 1995,
                of June 29, 1995 to
                Mortgage and Deed of Trust
                dated as of July 1, 1936
                (Bangor Hydro-Electric
                Company to Citibank, N.A.
                at Trustee).


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

     10.45      Amendment dated September 1,  Form 10-K, 1985, Exhibit
                1985 to Agreement with        10(b)
                respect to Use of Quebec
                Interconnection

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

     10.49      Amendment dated September 1  Form 10-K, 1985, Exhibit
                1985 to NEPOOL Agreement     10(f)
                re:  Hydro-Quebec Phase II
                interconnection project

     10.50      Firm Energy Contract dated   Form 10-K, 1985, Exhibit
                October 14, 1985 between     10(g)
                New England utilities and
                Hydro-Quebec re:  Hydro-
                Quebec Phase II
                interconnection project

     10.51 Boston Edison AC Facilities Form 10-K, 1985, Exhibit Support Agreement dated June 10(h)
                1, 1985 re:  Hydro-Quebec
                Phase II interconnection
                project

     10.52      Phase II New England         Form 10-K, 1985, Exhibit
                Power AC Facilities          10(i)
                Support Agreement dated
                June 1, 1985 re: Hydro-
                Quebec Phase II
                interconnection project

     10.53      Phase II Massachusetts       Form 10-K, 1985, Exhibit
                Transmission Facilities      10(j)
                Support Agreement dated
                June 1, 1985 re: Hydro-
                Quebec Phase II
                interconnection project

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

     10.56      Amendment No. 3 dated     Form 10-K, 1985, Exhibit 10(m)
                October 1, 1984 to Maine
                Yankee Power Contract

     10.57      Amendment No. 1 dated     Form 10-K, 1985, Exhibit 10(n)
                August 1, 1985 to Maine
                Yankee Capital Funds
                Agreement

     10.58      Amendments dated August 1,   Form 10-K, 1985, Exhibit
                1985, August 15, 1985, and   10(o)
                January 1, 1986 to
                NEPOOL Agreement

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

     10.74      Bill of Sale and Assumption  Form 10-K, 1986, Exhibit
                of Obligations dated         10(d)
                November 25, 1986 regarding
                the sale of the Company's
                Seabrook interest to EUA
                Power

     10.75      Deed dated November 21,     Form 10-K, 1986, Exhibit 10(e)
                1986 regarding the sale
                of the Company's Seabrook
                interest to EUA Power

     10.76      Agreement to Share Certain   Form 10-K, 1986, Exhibit
                Costs re Tewksbury-Seabrook  10(f)
                Transmission Line dated
                May 8, 1986

     10.77      Joint Venture Agreement      Form 10-K, 1986, Exhibit
                effective as of June 9,      10(g)
                1986, between the Company
                and Pacific Lighting Energy
                Systems (as amended by a
                First Amendment thereto
                dated June 16, 1986) re
                Bangor-Pacific Hydro
                Associates (formerly West
                Enfield Associates)

     10.78      Capital Support Agreement    Form 10-K, 1986, Exhibit
                dated as of January 29,      10(h)
                1987, among the Company
                and lenders to Bangor-
                Pacific Hydro Associates

     10.79      Power Purchase Agreement     Form 10-K, 1986, Exhibit
                dated June 9, 1986 and       10(i)
                Amendment No. 1 thereto
                dated January 14, 1987,
                between the Company and
                Bangor-Pacific Hydro
                Associates (formerly West
                Enfield Associates)

     10.80      Deed and Bill of Sale re     Form 10-K, 1986, Exhibit
                transfer of West Enfield     10(j)
                site from the Company to
                Bangor-Pacific Hydro
                Associates

     10.81      Assignment by the Company    Form 10-K, 1986, Exhibit
                of Joint Venture Interest    10(k)
                to Penobscot Hydro Co., Inc.

     10.82      Power Sale Agreement dated   Form 10-K, 1986, Exhibit
                August 1, 1986, and First    10(l)
                Amendment thereto, between
                the Company and Unitil
                Power Corp. re Wyman No. 4

     10.83      Third Amendment to Pre-      Form 10-K, 1987, Exhibit
                liminary Quebec Intercon-    10(a)
                nection Support Agreement -
                Phase II

     10.84      Fourth Amendment to Pre-     Form 10-K, 1987, Exhibit
                liminary Quebec Intercon-    10(b)
                nection Support Agreement -
                Phase II

     10.85      Fifth Amendment to Pre-      Form 10-K, 1987, Exhibit
                liminary Quebec Intercon-    10(c)
                nection Support Agreement -
                Phase II

     10.86      Sixth Amendment to Pre-      Form 10-K, 1987, Exhibit
                liminary Quebec Intercon-    10(d)
                nection Support Agreement -
                Phase II

     10.87      Seventh Amendment to Pre-    Form 10-K, 1987, Exhibit
                liminary Quebec Intercon-    10(e)
                nection Support Agreement -
                Phase II

     10.88      Amendment to New England     Form 10-K, 1987, Exhibit
                Power Pool Agreement dated   10(f)
                March 1, 1988

     10.89      Second Amendment to Credit    Form 10-K, 1987, Exhibit
                Agreement, dated as of July   10(h)
                22, 1987, among the Company
                and the Banks named therein

     10.90      Dividend Reinvestment and     Form 10-K, 1987, Exhibit
                Common Stock Purchase Plan    10(i)
                Effective as of December 1,
                1987

     10.91      Deed dated December 2,       Form 10-K, 1988, Exhibit
                1988 regarding the sale      10(a)
                of certain Seabrook trans-
                mission facilities to EUA
                Power

     10.92      Ninth Amendment to           Form 10-K, 1988, Exhibit
                Preliminary Quebec           10(b)
                Interconnection Support
                Agreement - Phase II

     10.93      Tenth Amendment to           Form 10-K, 1988, Exhibit
                Preliminary Quebec           10(c)
                Interconnection Support
                Agreement - Phase II

     10.94      Second Amendment to          Form 10-K, 1988, Exhibit
                Massachusetts Trans-         10(d)
                mission Facilities
                Support Agreement

     10.95      Third Amendment to           Form 10-K, 1988, Exhibit
                Massachusetts Trans-         10(e)
                mission Facilities
                Support Agreement

     10.96      Fourth Amendment to          Form 10-K, 1988, Exhibit
                Massachusetts Trans-         10(f)
                mission Facilities
                Support Agreement

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

     10.122     Partnership Agreement       Form S-2, Reg. No. 33-39181,
                dated as of July 1, 1990    Exhibit 10.85
                between NORVARCO and
                Bangor Var Co., Inc.

     10.123     Form of Agreement with      Form 10-K, 1992, Exhibit 10(a)
                certain Executive Officers
                providing supplemental
                death and retirement
                benefits

     10.124     Form of Agreement with      Form 10-K, 1992, Exhibit 10(b)
                certain Executive Officers
                providing benefits upon
                a change of control

     10.125     Purchase Agreement between  Form 10-Q, 3rd Quarter 1995,
                Babcock-Ultrapower          Exhibit 10.1
                Jonseboro and Bangor Hydro-
                Electric Company

     10.126     Purchase Agreement between   Form 10-Q, 3rd Quarter 1995,
                Babcock-Ultrapower West      Exhibit 10.2
                Enfield and Bangor Hydro-
                Electric Company