Form 10-Q
period 1996-03-31
BANGOR HYDRO ELECTRIC CO
filed 1996-05-14
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1996        Commission File No. 0-505
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


        Outstanding Common Stock, $5 Par Value - 7,315,099 Shares
                                March 31, 1996


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



                                  FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1996

                       PART I - FINANCIAL INFORMATION

                                                           PAGE
                                                          ------

Cover Page                                                  1

Index                                                       2

Consolidated Statements of Income                           3

Management's Discussion and Analysis
  of Financial Statements                                   4

Consolidated Balance Sheets - March 31, 1996 and
  December 31, 1995                                        11

Consolidated Statements of Capitalization                  13

Consolidated Statements of Cash Flows                      14

Consolidated Statements of Retained Earnings               15

Notes to the Consolidated Financial Statements             16

PART II - OTHER INFORMATION                                22

Item 6 - Exhibits and Reports on Form 8-K                  23

Signature Page                                             24




                  BANGOR HYDRO-ELECTRIC COMPANY
                CONSOLIDATED STATEMENTS OF INCOME
              000's Omitted Except Per Share Amounts
                          (Unaudited)

                                               3 Months Ended
                                            March 31    March 31,
                                              1996        1995
                                           ---------   ----------

ELECTRIC OPERATING REVENUES                $  49,266   $   48,263
                                           ---------   ----------
OPERATING EXPENSES:
   Fuel for generation                     $  15,930   $   24,958
   Purchased power                             3,928        3,960
   Other operation and maintenance             7,737        7,234
   Depreciation and amortization               1,960        1,549
   Amortization of Seabrook Nuclear Unit         425          425
   Amortization of contract buyouts            5,190          972
   Taxes -
      Property and payroll                     1,290        1,217
      State income                               257          300
      Federal income                           2,095        1,645
                                           ---------   ----------
                                           $  38,812   $   42,260
                                           ---------   ----------
OPERATING INCOME                           $  10,454   $    6,003
                                           ---------   ----------
OTHER INCOME AND (DEDUCTIONS):
   Allowance for equity funds used
   during construction                     $      99   $     219
   Other, net of applicable income taxes         298          84
                                           ---------   ---------
                                           $     397   $     303
                                           ---------   ---------
INCOME BEFORE INTEREST EXPENSE             $  10,851   $   6,306
                                           ---------   ---------
INTEREST EXPENSE:
   Long-term debt                          $   6,057   $   2,642
   Other                                         911         581
   Allowance for borrowed funds used
      during construction                       (212)       (210)
                                           ---------   ---------
                                           $   6,756   $   3,013
                                           ---------   ---------
NET INCOME                                 $   4,095   $   3,293
DIVIDENDS ON PREFERRED STOCK                     393         413
                                           ---------   ---------
EARNINGS APPLICABLE TO COMMON STOCK        $   3,702   $   2,880
                                           =========   =========
WEIGHTED AVERAGE NUMBER OF SHARES              7,312       7,220
                                           =========   =========
EARNINGS PER COMMON SHARE, based on
   the weighted average number of
   shares outstanding during the period    $    .51    $     .40
                                           =========   =========
DIVIDENDS DECLARED PER COMMON SHARE        $    .18    $     .33
                                           =========   =========

See notes to the consolidated financial statements.




                        BANGOR HYDRO-ELECTRIC COMPANY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION

Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in Bangor Hydro-Electric Company's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 Form 10-K") should be read in conjunction with the comments below.


EARNINGS

The quarter ended March 31, 1996 resulted in earnings of $.51 per common share, compared to earnings of $.40 per common share for the quarter ended March 31, 1995. The improvement in earnings were due in part to the return to operation of the Maine Yankee Nuclear Plant (Maine Yankee) in late January of 1996 (See more complete discussion of the Maine Yankee outage in the 1995 Form 10-K). The plant was not operational during most of the first quarter of 1995, and the Company incurred approximately $2.2 million in incremental replacement power costs. This compares to approximately $934,000 in incremental replacement power costs in the first quarter of 1996. Also positively affecting earnings in the first quarter of 1996 were approximately $1.5 million in savings realized from the 1995 purchased power contracts buyback. This was offset by an increase in operation and maintenance (O&M) expense due to storm related activities during the first quarter of 1996 and an increase in the price of oil, which was minimized by entering into hedging transactions with three financial institutions (See more complete discussion of the hedging transactions in the 1995 Form 10-K).


REVENUES

The $1.0 million increase in electric operating revenues was attributable to an overall 2.4% increase in total kilowatt hour (KWH) sales in the first quarter of 1996 as compared to 1995, as well as a $1.2 million increase in off-system sales (sales related to power pool and interconnection agreements and resales of purchased power). The KWH increase was impacted by an increase in heating degree days in the first quarter of 1996, due to colder weather as compared to the 1995 quarter. These increases were offset to some extent by the impact of eliminating seasonal rates for certain customers effective March, 1995, and the need to reduce rates to meet increasing competitive pressures.


EXPENSES

The significant decrease in fuel for generation expense is related to the buyback of the high cost non-utility generator purchased power contracts on June 30, 1995 and the previously mentioned return of Maine Yankee to operation in January 1996. Fuel expense related to the purchased power contracts buyback were $8.9 million lower in the first quarter of 1996 as compared to 1995. These decreases were offset somewhat by an increase in the cost of fuel oil in the first quarter of 1996, which was minimized by the previously discussed hedging transactions. The Company reduced its fuel expense by approximately $1.1 million in the first quarter of 1996 through entering into the fuel hedging agreements.

The $503,000 increase in other O&M expense in the first quarter of 1996 was due to several factors. Bad debt expense increased by $64,000, due to higher levels of bad debt write-offs in the 1996 quarter. O&M payroll expense increased by $52,000 due to one additional week of payroll in the 1996 quarter, as well as the impact of a 2% wage rate increase for both union and nonunion employees effective November 1, 1995. These payroll increases were offset by lower employee levels in 1996 due to the early retirement and severance program in the third quarter of 1995. Also increasing O&M expense in the first quarter of 1995 was $75,000 in additional outside legal services and $85,000 related to accruals under the Company's incentive bonus program. Further, in the first quarter of 1996, postretirement medical and life insurance benefits expenses increased by $67,000 as compared to the 1995 quarter.

The increase in depreciation and amortization expense was due principally to anticipated property additions for 1996, recording a full year's depreciation on 1995 additions to electric plant in service, as well as an increase in the composite depreciation rate from 3.0% to 3.2%, resulting from a depreciation study conducted by the Company.

The increase in amortization of costs to terminate purchased power contracts was a result of the Company amortizing over a ten year period, starting in July 1995, the costs to terminate the purchased power contracts in June 1995, amounting to monthly amortization of $1.4 million.

The increase in property and other taxes in the first quarter of 1996 was due principally to greater property taxes, which was a result of increased property levels and property tax rates. These increases were offset by reduced payroll taxes, as a result of lower employee levels in 1996 as compared to 1995.

The increase in income taxes was primarily a function of higher earnings in the first quarter of 1996 as compared to the 1995 quarter.

Allowance for funds used during construction (AFDC) decreased in 1996 relative to 1995 primarily due to ceasing accrual of AFDC on FERC hydro relicensing projects effective March 1, 1995.

Other income, net, increased in the 1996 quarter due principally to $345,000 of interest income earned on the $21 million capital reserve fund set aside in connection with the June 30, 1995 purchased power contracts buyback financing with the Finance Authority of Maine.

Long-term debt interest expense increased $3.4 million in the first quarter of 1996 as compared to 1995 due to $186 million of borrowings on June 30, 1995 to finance the purchased power contracts buyback. The increase was offset by the impact of sinking fund payments on the Company's 12.25% first mortgage bonds.

Other interest expense, which is composed primarily of interest expense on short term borrowings, increased due to higher interest rates as well as a $7.5 million increase in weighted average short term borrowings outstanding in the 1996 quarter as compared to 1995. Also included in other interest expense is the amortization of issuance costs of various debt instruments. Due to the issuance costs incurred in connection with financing the 1995 purchased power contracts buyback, debt issuance cost amortization expense was approximately $97,000 higher in the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events in the first quarters of 1996 and 1995 as they affect the Company's liquidity. Net cash provided by operations increased by $5.6 million in the first quarter of 1996 as compared to the 1995 quarter. With the elimination of the previously discussed purchased power contracts in June 1995, the Company's fuel costs related to the contracts were approximately $8.9 million lower in the first quarter of 1996. These savings from the contract buybacks were reduced by increased interest payments on debt issued to finance the buyback transactions. Also positively impacting cash flows from operations were the incremental costs incurred in to replace the Company's share of Maine Yankee's output. These additional fuel costs amounted to $2.2 million for the first quarter of 1995 as compared to $934,000 for the 1996 quarter.

Reducing cash flows from operations to some extent was a $1.4 million decrease in accounts payable in the first quarter of 1996 as compared to a $1.0 million increase in the first quarter of 1995. Also, accounts receivable, net and unbilled revenue increased by $21,000 in the 1996 quarter, as compared to a $987,000 decrease in the 1995 quarter.

Due to efforts by the Company to control costs and enhance cash flows in 1996, construction expenditures have been reduced by $1.2 million in the 1996 quarter as compared to 1995.

As discussed in the Form 10-Q for the second quarter of 1995, the Company reduced its quarterly dividend on common stock by $.15 from the prior quarterly level of $.33 per share, effective for the quarter ending June 30, 1995. This reduction has improved cash flows through a $1.1 million decrease in common dividend payments for the first quarter of 1996. The Company in each period made sinking fund payments on its 12.25% first mortgage bonds. Also in the first quarter of 1996 the Company made a sinking fund payment of $1.5 million on its 8.76% mandatory redeemable preferred stock. As discussed in more detail in the footnotes to the consolidated financial statements contained in the 1995 Form 10-K, the Company, in the first quarter of 1996 made a $115,000 payment to this preferred stockholder related to a "make whole provision" under the preferred stock agreement.

Under the Company's Dividend Reinvestment and Common Stock Purchase Plan the Company realized a common stock investment of $163,000 through the issuance of 13,542 new common shares in 1996 as compared to $421,000 in the comparable 1995 period through the issue of 44,201 shares.

As discussed in the 10-Q for the second quarter of 1995, effective June 30, 1995, the Company entered into a Credit Agreement with a group of seven banks providing a revolving credit facility in the initial amount of $55 million. The revolving credit facility has a term of five years.

With the completion of the purchased contract buyback in the second quarter of 1995, the Company expects minimal external financing needs for the foreseeable future.


NEW ACCOUNTING STANDARD

In March 1995 the Financial Accounting Standards Board issued Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed Of", effective for financial statements for fiscal years beginning after December 15, 1995. The Company implemented this standard in the first quarter of 1995. With the cost of the Company's long-lived assets and intangibles currently being recovered through its electric rates, the effect of FAS 121 on the Company's results of operations and financial position in the first quarter of 1996 was not significant. Management cannot predict the outcome of the possibility of further competition and deregulation of the electric utility industry, or the application of this standard.


OTHER

The Company occassionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of the Company's plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission, press releases, and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that such forward-looking statements and estimates will be achieved.



                                      BANGOR HYDRO-ELECTRIC COMPANY
                                       CONSOLIDATED BALANCE SHEETS
                                              000's Omitted
                                               (Unaudited)


                 ASSETS

                                                       Mar. 31,    Dec. 31,
                                                         1996        1995
                                                     ----------  ----------
INVESTMENT IN UTILITY PLANT:
    Electric plant in service, at original cost      $  302,917  $  300,374
    Less - Accumulated depreciation and amortization     83,948      81,934
                                                     ----------  ----------
                                                     $  218,969  $  218,440

    Construction work in progress                        19,413      18,151
                                                     ----------  ----------
                                                     $  238,382  $  236,591
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company             $    5,014  $    5,014
       Maine Electric Power Company, Inc.                   125         125
                                                     ----------  ----------
                                                     $  243,521  $  241,730
                                                     ----------  ----------
OTHER INVESTMENTS, principally at cost               $    4,248  $    4,185
                                                     ----------- ----------
FUNDS HELD BY TRUSTEE, at cost                       $   21,536  $   21,192
                                                     ----------- ----------
CURRENT ASSETS:
    Cash and cash equivalents                        $    7,498  $    1,424
    Accounts receivable, net of reserve                  18,523      18,226
    Unbilled revenue receivable                           8,545       8,821
    Inventories, at average cost:
       Material and supplies                              3,042       3,029
       Fuel oil                                             390         106
    Prepaid expenses                                      1,500       1,738
    Deferred Maine Yankee refueling costs                 2,083       2,419
                                                     ----------- ----------
       Total current assets                          $   41,581  $   35,763
                                                     ----------- ----------
DEFERRED CHARGES:
    Investment in Seabrook Nuclear Project, net of
       accumulated amortization of $25,501 in 1996
       and $25,076 in 1995                           $   33,341  $   33,766
    Costs to terminate purchased power contracts,
       net of accumulated amortization of $20,751
       in 1996 and $4,210 in 1995                       186,950     192,140
    Deferred regulatory assets                           29,755      30,328
    Demand-side management costs                          1,777       1,946
    Other                                                 4,567       5,026
                                                     ----------- ----------
      Total deferred charges                         $  256,390  $  263,206
                                                     ----------- ----------
         Total assets                                $  567,276  $  566,076
                                                     ==========  ==========

See notes to the consolidated financial statements.

                         BANGOR HYDRO-ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                 000's Omitted
                                  (Unaudited)

                                                         Mar. 31,     Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES               1996         1995
                                                         ---------    ---------

CAPITALIZATION:
    Common stock investment                            $  105,740   $  103,192
    Preferred stock                                         4,734        4,734
    Preferred stock subject to mandatory redemption,
      exclusive of current sinking fund requirements       12,164       12,070
    Long-term debt, net of current portion                287,176      288,075
                                                       -----------  -----------
        Total capitalization                           $  409,814   $  408,071
                                                       -----------  -----------
CURRENT LIABILITIES:
    Notes payable - banks                              $   35,000   $   35,000
                                                       -----------  -----------

    Other current liabilities -
      Current portion of long-term debt and sinking
          fund requirements on preferred stock         $   15,362   $   16,939
      Accounts payable                                      9,138       10,527
      Dividends payable                                     1,679        1,709
      Accrued interest                                      5,947        4,908
      Customers' deposits                                     335          349
      Deferred fuel revenue                                 1,765        2,017
                                                       -----------  -----------
        Total other current liabilities                $   34,226   $   36,449
                                                       -----------  -----------
        Total current liabilities                      $   69,226   $   71,449
                                                       -----------  -----------

DEFERRED CREDITS AND RESERVES:
    Deferred income taxes - Seabrook                   $   17,325   $   17,546
    Other accumulated deferred income taxes                52,847       50,775
    Deferred regulatory liability                           8,419        8,568
    Unamortized investment tax credits                      2,310        2,354
    Accrued pension                                           638          626
    Other                                                   6,697        6,687
                                                       -----------  -----------
      Total deferred credits and reserves              $   88,236   $   86,556
                                                       -----------  -----------
        Total Stockholders' Investment and Liabilities $  567,276   $  566,076
                                                       ===========  ===========

See notes to the consolidated financial statements.



                          BANGOR HYDRO-ELECTRIC COMPANY
                     CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                   000's Omitted

                                                           Mar. 31,   Dec. 31,
                                                             1996       1995
                                                       ------------- ---------
COMMON STOCK INVESTMENT
    Common stock, par value $5 per share-               $   36,575  $   36,508
       Authorized -- 10,000,000 shares
       Outstanding -- 7,315,099 shares in 1996 and
          7,301,557 shares in 1995
    Amounts paid in excess of par value                     56,706      56,611
    Retained earnings                                       12,459      10,073
                                                       ------------ ---------
            Total common stock investment               $  105,740  $  103,192
                                                       ------------ ----------
PREFERRED STOCK-Non participating, cumulative-
    Par value $100 per share, authorized 600,000 shares
      Not redeemable or redeemable solely at the option
        of the issuer -
          7%,  Noncallable, 25,000 shares, authorized
            and outstanding                             $    2,500  $    2,500
          4.25%, Callable at $100, 4,840 shares,
            authorized and outstanding                         484         484
          4%, Series A, Callable at $110, 17,500 shares,
            authorized and outstanding                       1,750       1,750
                                                       ------------ ----------
                                                        $    4,734  $    4,734
                                                       ------------ ----------
       8.76%, Subject to mandatory redemption requirements-
          Callable at 105.01% if called on or prior to
            December 27, 1996,
             150,000 shares authorized and 135,000 shares
               outstanding in 1996 and 150,000 shares
               outstanding in 1995                      $   13,779  $   15,363
                Less: Sinking fund requirements              1,615       3,293
                                                       ------------ ----------
                                                        $   12,164  $   12,070
                                                       ------------ ----------
LONG-TERM DEBT
   First Mortgage Bonds-
        6.75%   Series due 1998                         $    2,500  $    2,500
       10.25%   Series due 2019                             15,000      15,000
       10.25%   Series due 2020                             30,000      30,000
        8.98%   Series due 2022                             20,000      20,000
        7.38%   Series due 2002                             20,000      20,000
        7.30%   Series due 2003                             15,000      15,000
       12.25%   Series due 2001                              8,222       9,021
                                                       ------------ ----------
                                                        $  110,722  $  111,521
          Less: Sinking fund requirements                    1,746       1,646
                                                       ------------ ----------
             Total first mortgage bonds                 $  108,976  $  109,875
                                                       ------------ ----------
    Variable rate demand pollution control revenue bonds
         Series 1983 due 2009                           $    4,200  $    4,200
                                                       ------------ ----------
    Other Long-Term Debt-
      Finance Authority of Maine - Taxable Electric Rate
       Stabilization Revenue Notes, 7.03% Series 1995A,
         due 2005                                       $  126,000  $  126,000
                                                       ------------ ----------
        Medium Term Notes, Variable interest rate -
          LIBO Rate Plus 2%, due 2000                   $   60,000  $   60,000

          Less:  Current portion of long-term debt          12,000      12,000
                                                       ------------ ----------
                                                        $   48,000  $   48,000
                                                       ------------ ----------
             Total long-term debt                       $  287,176  $  288,075
                                                       ------------ ----------
     Total Capitalization                               $  409,814  $  408,071
                                                       ============ ==========
See notes to the consolidated financial statements.



                             BANGOR HYDRO-ELECTRIC COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                     000's Omitted
                                      (Unaudited)

                                                              1996        1995
                                                            --------    --------
CASH FLOWS FROM OPERATIONS:
  NET INCOME                                              $   4,095   $   3,293
    Adjustments to reconcile net income to net cash
      provided by (used in) operations:
        Depreciation and amortization                         1,960       1,549
        Amortization of Seabrook Nuclear Project                425         425
        Amortization of contract buyouts                      5,190         972
        Base rate case amortizations included in operation
          and maintenance                                       249         270
        Allowance for equity funds used during construction     (99)       (219)
        Deferred income tax provision                         2,691         660
        Deferred investment tax credits                         (44)        (44)
      Changes in assets and liabilities:
        Deferred fuel revenue and Maine Yankee refueling
          costs                                                  84      (1,318)
        Receivables, net and unbilled revenue                   (21)        987
        Materials, supplies and fuel oil                       (297)        365
        Accounts payable                                     (1,389)      1,002
        Accrued interest                                      1,039      (1,211)
        Current and deferred income taxes                      (403)      1,171
        Other current assets and liabilities, net               224         283
        Other, net                                              136          30
                                                          ----------  ----------
   Net Cash Provided By Operations                        $  13,840   $   8,215
                                                          ----------  ----------
CASH FLOWS FROM INVESTING:
   Construction expenditures                              $  (3,595)  $  (4,795)
   Allowance for borrowed funds used during construction       (212)       (210)
                                                          ----------  ----------
   Net Cash (Used in) Investing                           $  (3,807)  $  (5,005)
                                                          ----------  ----------
CASH FLOWS FROM FINANCING:
   Dividends on preferred stock                           $    (395)  $    (395)
   Dividends on common stock                                 (1,314)     (2,371)
   Repayments on long-term debt                                (798)     (1,355)
   Sinking fund and make whole provision payments on
       mandatory redeemable preferred stock                  (1,615)        --
   Issuances of common stock
       Dividend reinvestment plan (13,542 shares in 1996
         and 44,201 in 1995)                                    163         421
                                                          ----------  ----------
     Net Cash (Used in) Financing                         $  (3,959)  $  (3,700)
                                                          ----------  ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   $   6,074   $    (490)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                 1,424       1,956
                                                          ----------  ----------
CASH AND CASH EQUIVALENTS - END OF THREE MONTHS           $   7,498   $   1,466
                                                          ==========  ==========
CASH PAID DURING THE THREE MONTHS FOR:
   INTEREST (Net of Amount Capitalized)                   $   5,618   $   3,956
   INCOME TAXES                                                 --          --
                                                          ==========  ==========
See notes to the consolidated financial statements.



              BANGOR HYDRO-ELECTRIC COMPANY
       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
    FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                     000's Omitted
                      (Unaudited)


                                       1996          1995
                                   -----------   -----------

BALANCE AT JANUARY 1               $   10,073    $   13,758

ADD - NET INCOME                        4,095         3,293
                                   -----------   -----------
                                   $   14,168    $   17,051
                                   -----------   -----------
DEDUCT:

  Dividends -
    Preferred stock                $      362    $      395
    Common stock                        1,317         2,386
    Other                                  30            18
                                   -----------   -----------
                                   $    1,709    $    2,799
                                   -----------   -----------

BALANCE AT MARCH 31                $   12,459    $   14,252
                                   ===========   ===========


See notes to the consolidated financial statements.



                       BANGOR HYDRO-ELECTRIC COMPANY
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996
                                (Unaudited)


(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and the notes thereto and all other information included in the 1995 Form 10-K.

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the periods ended March 31, 1996 and 1995.

The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 1995 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.


(2)  INCOME TAXES:

The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the above provisions for federal income taxes:

                                  Three Months Ended March 31,
                                       1996          1995

                                    Amount    %    Amount    %

                                     (Dollars in Thousands)

Federal income tax provision
     at statutory rate             $2,267   34%   $1,807   34%
Less permanent reductions in
     tax expense resulting from
     statutory exclusions from
     taxable income                     6    -        55    1
                                   ------   ---   ------   ---
Federal income tax provision
     before effect of temporary
     differences                   $2,261   34%   $1,752   33%
Less temporary differences that
     are flowed through for
     ratemaking and accounting
     purposes                         166    3        49    1
                                   ------   ---   ------   ---
Federal income tax provision       $2,095   31%   $1,703   32%
                                   ======   ===   ======   ===



3)  INVESTMENT IN JOINTLY OWNED FACILITIES:

Condensed financial information for Maine Yankee Atomic Power Company ("Maine Yankee"), Maine Electric Power Company, Inc. ("MEPCO"), Bangor-Pacific Hydro Associates ("BPHA") and Chester SVC Partnership ("Chester") is as follows:

                            MAINE YANKEE            MEPCO
                           ---------------   -------------------

                                    (Dollars in Thousands)
                                         (Unaudited)

                              Operations for Three Months Ended
                            -------------------------------------

                            Mar. 31,  Mar. 31,  Mar. 31, Mar. 31,
                              1996      1995      1996     1995
                            --------  --------  -------- --------
OPERATIONS:
  As reported by investee-
   Operating revenues       $41,812   $ 62,662  $14,860  $ 9,069
                            ========  ========  =======  =======

  Earnings applicable to
    common stock            $ 1,786   $  1,715  $    56  $    26
                            ========  ========  =======  =======
 Company's reported equity-
   Equity in net income     $   125   $    120  $     8  $     4

    (Deduct) Add-Effect of
      adjusting Company's
       estimate to actual       (50)         8       (4)       -
                            --------  --------  -------  -------

   Amounts reported by
     Company                $    75   $    128  $     4  $     4
                            ========  ========  =======  =======


                               MAINE YANKEE          MEPCO
                            ------------------  ----------------

                                    (Dollars in Thousands)
                                        (Unaudited)

                                 Financial Position at

                            Mar. 31   Dec. 31  Mar. 31   Dec. 31
                             1996      1995     1996       1995
                           --------  -------- --------   --------
FINANCIAL POSITION:
As reported by investee-
  Total assets             $574,751  $580,958 $  8,877   $  5,919
  Less-
    Preferred stock          18,000    18,600        -          -
    Long-term debt          106,999   109,999        -        870
    Other liabilities and
      deferred credits      378,515   381,158    7,969      4,171
                           --------  --------  --------  --------
  Net assets               $ 71,237  $ 71,201  $   908   $    878
                           ========  ========  ========  ========

Company's reported equity-
  Equity in net assets      $ 4,987  $  4,984  $    129  $    125
  Add (deduct) - Effect
    of adjusting Company's
    estimate to actual           27        30        (4)        -
                            --------  --------  --------  --------
  Amounts reported by
    Company                 $  5,014  $  5,014  $    125  $    125
                            ========  ========  ========  ========


                                  BPHA              Chester
                            -----------------   -----------------
                                    (Dollars in Thousands)
                                        (Unaudited)

                              Operations for Three Months Ended
                            --------------------------------------
                             Mar. 31,   Mar. 31,  Mar. 31, Mar. 31,
                              1996      1995      1996     1995
                            --------  --------  -------- --------
OPERATIONS:
  As reported by investee-
   Operating revenues        $ 2,088   $  1,858  $ 1,222  $ 1,236
                             =======   ========  =======  =======
   Net Income                $   799   $    589  $     -  $     -
                             =======   ========  =======  =======
Company's reported equity
   in net income             $   400   $    295  $     -  $     -
                             =======   ========  =======  =======


                                   Financial Position at
                            Mar. 31,  Dec. 31,  Mar. 31, Dec. 31,
                              1996      1995     1996     1995
                           --------  --------  --------  --------
FINANCIAL POSITION:
As reported by investee-
  Total assets             $40,502  $41,007  $29,618   $30,048
  Less-
    Long-term debt          32,100   32,600   27,908    28,204
    Other liabilities        2,450    2,255    1,710     1,844
                           -------  -------  --------  --------
        Net assets         $ 5,952  $ 6,152  $     -   $      -
                           =======  =======  ========  ========

Company's reported equity
  in net assets            $ 2,976 $ 3,076  $     -   $      -
                           ======= =======  ========  ========


4.  NEW ACCOUNTING PRONOUNCEMENT:

In March 1995 the Financial Accounting Standards Board issued
Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed Of", effective for financial statements for fiscal years beginning after December 15, 1995. The Company implemented this standard in the first quarter of 1995. With the cost of the Company's long-lived assets and intangibles currently being recovered through its electric rates, the effect of FAS 121 on the Company's results of operations and financial position in the first quarter of 1996 was not significant. Management cannot predict the outcome of the possibility of further competition and deregulation of the electric utility industry, or the application of this standard.



                      BANGOR HYDRO-ELECTRIC COMPANY


                 FORM 10-Q FOR PERIOD ENDING MARCH 31, 1996


                                  PART II




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS - None.



     REPORTS ON FORM 8-K

     A Current Report on Form 8-K dated January 12, 1996 was filed in the first quarter of 1996, regarding the return to operation of the Maine Yankee nuclear generating facility.





                        BANGOR HYDRO-ELECTRIC COMPANY

                  FORM 10-Q FOR PERIOD ENDED MARCH 31, 1996




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




                                    BANGOR HYDRO-ELECTRIC COMPANY
                                    -----------------------------
                                           (Registrant)




Dated:  May 14, 1996                 /S/ Frederick S. Samp
                                   ------------------------------
                                          Frederick S. Samp
                                   Vice President - Finance & Law
                                      (Chief Financial Officer)