Form 10-Q
period 1996-06-30
BANGOR HYDRO ELECTRIC CO
filed 1996-08-14
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996        Commission File No. 0-505
                      -------------                            -----

                     BANGOR HYDRO-ELECTRIC COMPANY
        -----------------------------------------------------
        (Exact Name of Registrant as specified in its Charter


           Maine                               01-0024370
- -------------------------------           --------------------
(State or Other Jurisdiction of             (I.R.S. Employer
 Incorporation or Organization)            Identification No.)


    33 State Street, Bangor, Maine                 04401
- ----------------------------------------        ----------
(Address of Principal Executive Offices)        (Zip Code)


Registrant's Telephone Number, including Area Code    207-945-5621
                                                      ------------

                                 None
- -----------------------------------------------------------------------
           Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report


        Outstanding Common Stock, $5 Par Value - 7,331,510 Shares
                                June 30, 1996


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



                                  FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 1996

                       PART I - FINANCIAL INFORMATION

                                                           PAGE
                                                          ------

Cover Page                                                  1

Index                                                       2

Consolidated Statements of Income                           3

Management's Discussion and Analysis
  of Financial Statements                                   4

Consolidated Balance Sheets - June 30, 1996 and
  December 31, 1995                                        20

Consolidated Statements of Capitalization                  22

Consolidated Statements of Cash Flows                      23

Consolidated Statements of Retained Earnings               24

Notes to the Consolidated Financial Statements             25

PART II - OTHER INFORMATION                                31

Item 4 - Submission of Matters to a Vote of
  Security Holders                                         32

Item 6 - Exhibits and Reports on Form 8-K                  32

Signature Page                                             33





                          BANGOR HYDRO-ELECTRIC COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                      000's Omitted Except Per Share Amounts
                                 (UNAUDITED)

                                             3 Months Ended    6 Months Ended
                                           June 30, June 30, June 30, June 30,
                                             1996     1995      1996     1995
                                           ----------------  -----------------

ELECTRIC OPERATING REVENUES                $43,656  $43,694  $92,922   $91,957
                                            ----------------  -----------------
OPERATING EXPENSES:
   Fuel for generation and purchased power $17,696  $30,631  $37,554   $59,549
    Other operation and maintenance          7,759    8,155   15,496    15,389
    Depreciation and amortization            1,775    1,807    3,735     3,356
    Amortization of Seabrook Nuclear Unit      425      425      850       850
    Amortization of contract buyouts         5,189      971   10,379     1,943
    Taxes -
       Property and payroll                  1,293    1,252    2,583     2,469
       State income                            102     (346)     530       (45)
       Federal income                          381     (640)   2,305     1,004
                                            ----------------  -----------------
                                           $34,620  $42,255  $73,432   $84,515
                                            ----------------  -----------------
OPERATING INCOME                           $ 9,036  $ 1,439  $19,490   $ 7,442
                                            ----------------  -----------------
OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                 $    86  $   135  $   185   $   354
    Other, net of applicable income taxes      292     (203)     590      (119)
                                            ----------------  -----------------
                                           $   378  $  (68)  $   775   $   235
                                            ----------------  -----------------
INCOME BEFORE INTEREST EXPENSE             $ 9,414  $ 1,371  $20,265   $ 7,677
                                            ----------------  -----------------
INTEREST EXPENSE:
    Long-term debt                         $ 5,985  $ 2,670  $12,042   $ 5,312
    Other                                      849      529    1,760     1,110
    Allowance for borrowed funds used
       during construction                    (178)    (132)    (390)     (342)
                                            ----------------  -----------------
                                           $ 6,656   $ 3,067  $13,412  $ 6,080
                                            ----------------  -----------------
NET INCOME (LOSS)                          $ 2,758   $(1,696) $ 6,853  $ 1,597
DIVIDENDS ON PREFERRED STOCK                   383       413      776      826
                                            ----------------  -----------------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK $ 2,375   $(2,109) $ 6,077  $   771
                                            ================  =================
WEIGHTED AVERAGE NUMBER OF SHARES            7,328    7,257    7,320     7,239
                                            ================  =================
EARNINGS (LOSS) PER COMMON SHARE, based on
    the weighted average number of
    shares outstanding during the period   $  0.32   $(0.29)  $ 0.83   $  0.11
                                            ================  =================
DIVIDENDS DECLARED PER COMMON SHARE        $  0.18   $ 0.18   $ 0.36   $  0.51
                                            ================  =================

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

EARNINGS
              The quarter ended June 30, 1996 resulted in earnings of $.32 per common share, compared to a loss of $.29 per common share for the quarter ended June 30, 1995. The improvement in earnings is largely attributable to expenses incurred in the second quarter of 1995 in connection with an outage at the Maine Yankee nuclear power plant (Maine Yankee). The plant was not operational during the second quarter of 1995, and the Company incurred approximately $4.4 million in incremental replacement power costs and costs associated with the Company's estimated total share of the steam tube resleeving project (See more complete discussion of the Maine Yankee outage in the 1995 Form 10-K). This compares to a much lower amount - approximately $272,000 - in incremental replacement power costs in the second quarter of 1996, because Maine Yankee came back on line in late January 1996, but is administratively restricted in its operation to 90% of its total capacity. See further discussion on Maine Yankee below.
              Also contributing to the earnings improvement in the second quarter of 1996 was the 1995 buyout of two high cost power purchase contracts from non-utility generating plants. That transaction has resulted in savings of approximately $1.9 million or $.15 per common share after income taxes in the second quarter of 1996. Earnings for the second quarter of 1996 were also positively impacted by approximately $431,000, or $.06 per common share, in investment tax credits utilized by the Company's unregulated wholly-owned subsidiary, Penobscot Hydro Co. These investment tax credits, which were utilized principally to reduce income taxes payable upon an Internal Revenue Service (IRS) examination of the years 1993 and 1994, were flowed-through for financial reporting purposes as a reduction of income tax expense.

IMPORTANT CURRENT ACTIVITIES

MAINE YANKEE - As previously discussed in the 1995 Form 10-K, in December 1995 the Nuclear Regulatory Commission's (NRC) Office of the Inspector General (OIG) and its Office of Investigations (OI) initiated investigations of certain allegations of wrongdoing by Maine Yankee and Yankee Atomic Power Company (Yankee) in 1988 and 1989 in connection with Maine Yankee Plant operating-license amendments. On May 9, 1996, the OIG, which was responsible for investigating only the actions of the NRC Staff and not those of Maine Yankee or Yankee, issued its report on its investigation. The report found deficiencies in the NRC Staff's review, documentation, and communications practices in connection with the license amendments, as well as, "significant indications of possible licensee violations of NRC requirements and regulations". Any such violations by Maine Yankee or Yankee would be within the purview of the OI investigation, which is not yet complete. A separate internal investigation commissioned by the boards of directors of Maine Yankee and Yankee and conducted by an independent law firm noted several areas that could have been improved, including regulatory communications, definition of responsibilities between Maine Yankee and Yankee, and documentation and tracking of regulatory compliance, but found no wrongdoing by Maine Yankee or Yankee or any of their employees.
              On June 7, 1996, the NRC formally notified Maine Yankee that it planned to conduct an "Independent Safety Assessment" of the Maine Yankee plant to provide an independent evaluation of the safety performance of Maine Yankee and as a "follow-on" to the OIG report. The NRC stated that the overall goals and objectives of the assessment were: "(a) provide an independent assessment of conformance to the design and licensing basis; (b) provide an independent assessment of operational safety performance; (c) evaluate the effectiveness of licensee self-assessments, corrective actions and improvement plans and; (d) determine root cause(s) of safety significant findings and conclusions." The NRC further informed Maine Yankee that the assessment would be carried out by a team of NRC personnel and contractors who were "independent of any recent or significant involvement with the licensing, regulation or inspection of Maine Yankee," and was expected to last until early October, 1996. The Company, however, cannot predict the outcome of the Independent Safety Assessment of the unfinished OI investigation or how any findings from these proceedings may impact the plant's operating license, its cost of operations, or any conditions required for continued operation, including whether or not the plant may be required to shut down or the duration of any required shutdown. Reductions in plant output or a complete shutdown of the plant would impose additional costs to the Company, which could be substantial, depending on the magnitude and duration of any such operating restrictions and the amount and cost of any replacement power.
              On July 20, 1996, the Maine Yankee plant was taken off-line after a comprehensive review by Maine Yankee of the plant's systems and equipment revealed a need to add pressure-relief capacity to the plant's primary component cooling system. On August 14, 1996, Maine Yankee started the process of returning the plant to 90% of its operating capacity. Replacement power costs for the Company during the voluntary shutdown, assuming the facility returns to 90% of its operating capacity on August 16, 1996, are estimated at approximately $800,000 and will be recorded in the third quarter of 1996.

FOLLOW-UP TO MPUC AMP PROCEEDING - As previously discussed by the Company, the Maine Public Utilities Commission (MPUC), in conjunction with its review of the Company's Alternative Marketing Plan (AMP), acknowledged with approval the Company's commitment to attempt to cap existing electric rates for an extended period. The MPUC also expressed a desire to formalize the details of such a commitment by agreement of the affected parties. The Company was unable to reach an agreement with the parties, and the MPUC held a formal hearing early in 1996. On July 10, 1996, the MPUC issued an order in which it declined to impose a formal rate cap plan. The Commission found that because of changes in the electric utility industry, a formal plan is unnecessary as an incentive for the Company to stabilize the level of its rates. The MPUC also characterized the Company's commitment as a "promise to customers" and found that the Company has ample market-oriented incentives to honor that commitment.

POWER PURCHASE CONTRACT WITH PENOBSCOT ENERGY RECOVERY COMPANY - Also as discussed before, one of the major problems facing the Company is the adverse impact of high-cost contracts for the purchase of power from independent, non-utility generators with which the Company was obliged to contract in the 1980's. In 1993, the Company terminated one such contract by paying the generator a fixed sum, and in 1995 the Company terminated two other contracts through similar transactions. While those contract buyouts required a major financial commitment by the Company, they have resulted and are expected to continue to result in substantial net savings in power supply costs.
              Competitive pressures in the electric utility industry together with the commitment acknowledged by the MPUC in the AMP proceeding to stabilize electric rates are forcing the Company to continue to explore potential cost savings throughout its operations, particularly with respect to the costs of generating and purchasing power. One obvious place to look for savings is the Company's power purchase contract with the Penobscot Energy Recovery Company (PERC), a waste-to-energy facility located in Orrington, Maine. That facility is another of the high-cost, non-utility generators with whom the Company was obliged to contract in the 1980's. Currently, the Company estimates that it is required under the contract to pay approximately $15 million annually above the market value of the power produced at the PERC plant, and it is expected that this differential will increase during the remaining contract term of about 22 years.
              A solution to the problem caused by the PERC contract is complicated by the fact that many local municipalities rely on the plant for disposal of their municipal solid waste. The Company has been exploring a wide range of possible solutions but has not yet reached any final conclusions on the preferred course of action. Discussions with various interested parties (including PERC and the municipalities) are at the very preliminary stage (even though the Company believes this matter must be resolved expeditiously). Given the significant benefits that the elimination of this contractual obligation will have on the Company's financial condition, the Company will continue to focus much of its attention on resolving this matter as quickly as possible.

ELECTRIC INDUSTRY RESTRUCTURING IN MAINE - As disclosed earlier, a 1995 Resolve of the Maine Legislature required the MPUC to conduct a study of Maine's electric utility industry and to develop at least two plans for the orderly transition to a competitive market for the retail purchase and sale of electricity. The inquiry must be completed and a report must be submitted to the Legislature no later than January 1, 1997. On July 19, 1996, the MPUC issued a Draft Plan and solicited comments and criticisms in order to assist in the development of the final plan to be submitted to the Legislature. In broad outline, the Draft Plan recommends that:
              1. As of January 2000, all Maine consumers would have the option to choose an electric power supplier.
              2. As of January 2000, Maine would not regulate as public utilities companies producing or selling electric power.
              3. Regulated public utilities would continue to provide electric transmission and distribution services.
              4. As of January 2000, Maine's "largest electric utilities" (which, according to the MPUC, will include the Company) would be required to structurally separate their generation assets and functions from transmission and distribution functions (T&D). The Commission would require such utilities to divest themselves of generation assets by 2006. The Commission would not require municipal utilities and electric cooperatives to separate, nor to divest, generation.
              5. Existing contractual obligations with qualifying facilities (QFs) (which will include the high-cost non-utility generators with which the utilities were required to contract in the 1980's) would remain with the T&D companies. T&D companies would periodically sell to the highest bidders the rights to market the power associated with QF contracts. The lawful obligations of the QF contracts would not be modified.
              6. Standard offer service, at a price no higher on average than available in 1999, would be available to customers who elect not to choose an alternative generation provider, and for customers who cannot obtain service on reasonable terms from the market.
              7. The MPUC recommends the Legislature fund low-income assistance programs through the general fund or by an equitable tax or surcharge on all energy sources. In the alternative, low-income programs would continue to be funded through the rates of the T&D companies.
              8. All retail providers of generation would be required to supply some of their product from renewable sources; retail providers could satisfy this obligation with tradable credits.
Conservation and load management programs would be funded through the rates of the T&D companies.
              9. Utilities would have a reasonable opportunity to recover generation-related costs stranded as a result of retail access.
The MPUC would work to ensure that the regional bulk power market is structured to maintain reliability and to advance fair and efficient competition.
              The MPUC has solicited comments on the Draft Plan, which are due in late August 1996. The Company is evaluating the Draft Plan and expects to offer its comments at that time.

DEMAND-SIDE MANAGEMENT CONTRACT BUYOUT - In the second quarter of 1996 the Company incurred approximately $1.7 million in costs to terminate a demand-side management contract. These costs have been deferred, and the Company is in the process of seeking an accounting order from the MPUC to defer and amortize these costs over a six year period. It is management's belief that the accounting order will be issued, since the MPUC has historically allowed deferral of prudently incurred demand-side management costs. If the MPUC does not allow deferral, the $1.7 million would be reflected as a charge to operations at the time the company learned of the decision. In any event the Company anticipates realizing approximately $1.3 million in savings from terminating this contract.

REVENUES
              Electric operating revenues were essentially flat in the second quarter of 1996 as compared to 1995, due to only moderate growth in energy sales (less than a 1% increase in the second quarter of 1996). This is consistent with the observation that the economy in the Company's service territory area remains sluggish. In addition, revenue growth is constrained by the necessity to adjust prices downward to some customers and for some uses in order to retain sales that would otherwise be lost to competitive energy sources. However, the Company anticipates this pricing strategy will result in greater sales and profits for the longer term.

EXPENSES
              The significant decrease in fuel for generation expense is related to the buyback of the high cost non-utility generator purchased power contracts on June 30, 1995 and the previously mentioned return of Maine Yankee to operation in January 1996. Fuel expense related to the purchased power contracts buyback were $9.2 million lower in the second quarter of 1996 as compared to 1995. These decreases were offset somewhat by an increase in the cost of fuel oil in the second quarter of 1996, which was minimized by entering into hedging transactions with three financial institutions (see more complete discussion of the hedging transactions in the 1995 Form 10-K). The Company reduced its fuel expense by approximately $500,000 in the second quarter of 1996 through entering into the fuel hedging agreements.
              The $396,000 decrease in other O&M expense in the second quarter of 1996 was due principally to a $255,000 decrease in O&M payroll expense. The decreased labor costs are attributable to lower employee levels in 1996 due to the early retirement and severance program in the third quarter of 1995, which is offset to some extent by the 2% wage rate increase for both union and nonunion employees effective November 1, 1995. Also decreasing Other O&M expense in the second quarter of 1996 was a $293,000 reduction in bad debt expense, due to lower levels of bad debt write-offs in the 1996 quarter. These decreases in other O&M expense were offset by a $111,000 increase in pension expense in the second quarter of 1996 as compared to the 1995 quarter.
              The small decrease in depreciation and amortization expense in the 1996 quarter was due to adjusting the depreciation accrual, resulting from a reassessment of the levels of construction activity management anticipates to be closed to electric plant in service in 1996.
              The increase in amortization of costs to terminate purchased power contracts was a result of the Company amortizing over a ten year period, starting in July 1995, the costs to terminate the purchased power contracts in June 1995, amounting to monthly amortization of $1.4 million.
              The increase in property and other taxes in the second quarter of 1996 was due principally to greater property taxes, which was a result of increased property levels and property tax rates. These increases were offset by reduced payroll taxes, as a result of lower employee levels in 1996 as compared to 1995.
              The increase in income taxes was primarily a function of higher earnings in the second quarter of 1996 as compared to the 1995 quarter, offset by the impact of the previously discussed utilization of $431,000 of investment tax credits in the 1996 quarter.
              Other income, net, increased in the 1996 quarter due principally to $355,000 of interest income earned on the $21 million capital reserve fund set aside in connection with the June 30, 1995 purchased power contracts buyback financing with the Finance Authority of Maine. Also, in the second quarter of 1995 the Company wrote-off approximately $460,000 in preliminary survey and investigation costs related to a proposed new facility which was indefinitely delayed.
              Long-term debt interest expense increased $3.3 million in the second quarter of 1996 as compared to 1995 due to $186 million of borrowings on June 30, 1995 to finance the purchased power contracts buyback. The increase was offset by the impact of sinking fund payments on the Company's 12.25% first mortgage bonds.
              Other interest expense, which is composed primarily of interest expense on short term borrowings, increased due to higher interest rates, as well as $130,000 in interest expense paid to the IRS related to the previously discussed examination. Also included in other interest expense is the amortization of issuance costs of various debt instruments. Due to the issuance costs incurred in connection with financing the 1995 purchased power contracts buyback, debt issuance cost amortization expense was approximately $98,000 higher in the second quarter of 1996.


SIX MONTHS OF 1996 VERSUS SIX MONTHS OF 1995
              The $965,000 increase in electric operating revenues is due principally to a $1.5 million increase in off-system sales (sales related to power pool and interconnection agreements and resales of purchased power). KWH sales in the 1996 period increased by 1.3% (excluding off-system sales), while related revenues decreased by 1.2%. The causes for the revenue decreases were related to the previously discussed need to adjust prices downward for some customers, as well as the elimination of seasonal rates for certain customers effective in March 1995.
              The decrease in fuel for generation and purchased power expense in the 1996 period as compared to 1995 is due principally to the same factors as noted for the second quarter of 1996 versus the 1995 quarter. The increase in depreciation and amortization expense was due principally to an increase in depreciable property in the 1996 period as compared to 1995.
              The reasons for the increases in amortization of contract buyouts, property and payroll taxes, as well as state and federal income taxes for the 1996 period as compared to 1995 are consistent with those previously discussed. Allowance for funds used during construction (AFDC) decreased in the 1996 period primarily due to ceasing accrual of AFDC on certain FERC hydro relicensing projects effective March 31, 1995.
              Other income, net, and long-term debt interest expense increased in the 1996 period as compared to 1995 due to the same reasons discussed previously. Other interest expense increased in the 1996 period due to the reasons discussed under the second quarter of 1996 versus 1995, as well as due to a $3.5 million increase in weighted average short-term borrowings outstanding in 1996.

LIQUIDITY AND CAPITAL RESOURCES
              The Consolidated Statements of Cash Flows reflect events in the 1996 and 1995 periods as they affect the Company's liquidity. Net cash provided by operations was $20.8 million for the six months ended June 30, 1996, as compared to net cash used in operations of $189.4 million for the comparable 1995 period. Without the impact of the $196.5 million in costs to terminate the purchased power contract in June of 1995, which were fully financed, net cash provided by operations was $7.1 million for the 1995 period. With the elimination of the previously discussed purchased power contracts in June 1995, the Company's net cash provided by operations for the 1996 period, as compared to 1995, was positively impacted by approximately $11.4 million. Also positively impacting cash flows from operations were the incremental costs incurred to replace the Company's share of Maine Yankee's output, the cost of refueling the Maine Yankee plant in 1995 and the Company's share of the resleeving project costs recorded in the second quarter of 1995. These additional costs related to the Maine Yankee shutdown in 1995 amounted to $9.0 million, while the cost of the additional replacement fuel in 1996 was $1.2 million.
              Offsetting these cash flow benefits in the 1996 period was the $1.7 million in costs incurred to terminate a demand-side management contract, as well as $1.7 million paid for additional income taxes resulting from the previously discussed IRS examination and 1996 estimated federal and state income tax payments.
              Due to efforts by the Company to control costs and enhance cash flows in 1996, construction expenditures have been reduced by $1.2 million in 1996 as compared to 1995.
              As discussed in the Form 10-Q for the second quarter of 1995, the Company reduced its quarterly dividend on common stock by $.15 from the prior quarterly level of $.33 per share, effective for the quarter ending June 30, 1995. This reduction has improved cash flows through a $2.2 million decrease in common dividend payments for the 1996 period. In June 1996 the Company repaid $12 million of principal on its medium term notes, and also, in each period, made sinking fund payments on its 12.25% first mortgage bonds. In the first quarter of 1996 the Company made a sinking fund payment of $1.5 million on its 8.76% mandatory redeemable preferred stock. As discussed in more detail in the footnotes to the consolidated financial statements contained in the 1995 Form 10-K, the Company, in the first quarter of 1996 made a $115,000 payment to this preferred stockholder related to a "make whole provision" under the preferred stock agreement.
              Under the Company's Dividend Reinvestment and Common Stock Purchase Plan the Company realized a common stock investment of $338,000 through the issuance of 29,953 new common shares in 1996 as compared to $773,000 in the comparable 1995 period through the issue of 79,706 shares.
              In June 1995 the Company financed the cost of the purchased power contract buyback through the issuance of $186 million in long-term debt (see more complete discussion of the transaction in the 1995 Form 10-K).
              With the completion of the purchased contract buyback in the second quarter of 1995, the Company expects minimal external financing needs for the foreseeable future, absent any financing which may be necessary to mitigate the high costs of the PERC contract.

NEW ACCOUNTING STANDARD
              In March 1995 the Financial Accounting Standards Board issued Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed Of", effective for financial statements for fiscal years beginning after December 15, 1995. The Company implemented this standard in the first quarter of 1995. With the cost of the Company's long-lived assets and intangibles currently being recovered through its electric rates, the effect of FAS 121 on the Company's results of operations and financial position in the first six months of 1996 was not significant. Management cannot predict the outcome of further competition and deregulation of the electric utility industry on the application of this standard.

OTHER
The Company occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of the Company's plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission, press releases, and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that such forward-looking statements and estimates will be achieved.


                         BANGOR HYDRO-ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                 000's Omitted
                                  (Unaudited)

                                      ASSETS              June 30,   Dec. 31,
                                                            1996        1995
                                                          ---------   ---------
INVESTMENT IN UTILITY PLANT:
     Electric plant in service, at original cost        $  311,447  $  300,374
       Less - Accumulated depreciation and amortization     85,732      81,934
                                                       -- ----------- ---------
                                                        $  225,715  $  218,440

     Construction work in progress                          15,516      18,151
                                                       -- ----------- ---------
                                                        $  241,231  $  236,591
     Investments in corporate joint ventures:
        Maine Yankee Atomic Power Company               $    5,014  $    5,014
        Maine Electric Power Company, Inc.                     125         125
                                                       -- ----------- ---------
                                                        $  246,370  $  241,730
                                                       -- ----------- ---------
OTHER INVESTMENTS, principally at cost                  $    4,713  $    4,185
                                                       -- ----------- ---------
FUNDS HELD BY TRUSTEE, at cost                          $   21,203  $   21,192
                                                       -- ----------- ---------
CURRENT ASSETS:
     Cash and cash equivalents                          $    1,337  $    1,424
     Accounts receivable, net of reserve                    19,157      18,226
     Unbilled revenue receivable                             7,559       8,821
     Inventories, at average cost:
        Material and supplies                                2,945       3,029
        Fuel oil                                               486         106
     Prepaid expenses                                        1,350       1,738
     Deferred Maine Yankee refueling costs                   1,680       2,419
                                                       -- ----------- ---------
        Total current assets                            $   34,514  $   35,763
                                                       -- ----------- ---------
DEFERRED CHARGES:
     Investment in Seabrook Nuclear Project, net of
        accumulated amortization of $25,926 in 1996
        and $25,076 in 1995                             $   32,917  $   33,766
     Costs to terminate purchased power contracts, net
        of accumulated amortization of $25,940 in 1996
        and $15,561 in 1995                                181,761     192,140
     Deferred regulatory assets                             30,726      30,328
     Demand-side management costs                            3,311       1,946
     Other                                                   4,523       5,026
                                                       -- ----------- ---------
       Total deferred charges                           $  253,238  $  263,206
                                                       -- ----------- ---------
           Total assets                                 $  560,038  $  566,076
                                                        = ========= = =========

See notes to the consolidated financial statements.



                               BANGOR HYDRO-ELECTRIC COMPANY
                               CONSOLIDATED BALANCE SHEETS
                                        000's Omitted
                                        (Unaudited)

                                                          June 30,    Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES                1996        1995
                                                          ---------   ---------

CAPITALIZATION:
    Common stock investment                             $  106,970  $  103,192
    Preferred stock                                          4,734       4,734
    Preferred stock subject to mandatory redemption,
       exclusive of current sinking fund requirements       12,185      12,070
    Long-term debt, net of current portion                 275,176     288,075
                                                       -- ----------- ---------
         Total capitalization                           $  399,065  $  408,071
                                                       -- ----------- ---------
CURRENT LIABILITIES:
    Notes payable - banks                               $   40,000  $   35,000
                                                       -- ----------- ---------

    Other current liabilities -
      Current portion of long-term debt and sinking
        fund requirements on preferred stock            $   15,362  $   16,939
      Accounts payable                                       9,499      10,526
      Dividends payable                                      1,682       1,709
      Accrued interest                                       3,770       4,908
      Customers' deposits                                      349         349
      Deferred fuel revenue                                  1,513       2,017
                                                       -- ----------- ---------
         Total other current liabilities                $   32,175  $   36,448
                                                       -- ----------- ---------
         Total current liabilities                      $   72,175  $   71,448
                                                       -- ----------- ---------

DEFERRED CREDITS AND RESERVES:
    Deferred income taxes - Seabrook                    $   17,097  $   17,546
    Other accumulated deferred income taxes                 53,613      50,775
    Deferred regulatory liability                            8,268       8,568
    Unamortized investment tax credits                       2,266       2,354
    Accrued pension                                            650         626
    Other                                                    6,904       6,688
                                                       -- ----------- ---------
      Total deferred credits and reserves               $   88,798  $   86,557
                                                       -- ----------- ---------
        Total Stockholders' Investment and Liabilities  $  560,038  $  566,076
                                                        = ========= = =========

See notes to the consolidated financial statements.



                           BANGOR HYDRO-ELECTRIC COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                000's Omitted
                                (UNAUDITED)


                                                             June 30,  Dec. 31,
                                                               1996      1995
                                                           --------------------
COMMON STOCK INVESTMENT
      Common stock, par value $5 per share-                $  36,658 $  36,508
         Authorized -- 10,000,000 shares
         Outstanding -- 7,331,510 shares in 1996 and
            7,301,557 in 1995
      Amounts paid in excess of par value                     56,798    56,611
      Retained earnings                                       13,514    10,073
                                                           --------------------
                Total common stock investment              $ 106,970 $ 103,192
                                                           --------------------
PREFERRED STOCK-Non participating, cumulative-
      Par value $100 per share, authorized 600,000 shares
          Not redeemable or redeemable soley at the option
           of the issuer-
              7%,  Noncallable, 25,000 shares, authorized
               and outstanding                             $   2,500 $   2,500
              4.25%, Callable at $100, 4,840 shares,
               authorized and outstanding                        484       484
              4%, Series A, Callable at $110, 17,500 shares,
               authorized and outstanding                      1,750     1,750
                                                          --------------------
                                                           $   4,734 $   4,734
                                                           --------------------
         8.76%, Subject to mandatory redemption requirements-
             Callable at 105.01% if called on or prior to
               December 27, 1996,
                150,000 shares authorized and 135,000 shares
                  outstanding in 1996 and
                150,000 shares outstanding in 1995         $  13,800 $  15,363
                    Less: Sinking fund requirements            1,615     3,293
                                                           --------------------
                                                           $  12,185 $  12,070
                                                           --------------------
LONG-TERM DEBT
    First Mortgage Bonds-
             6.75%   Series due 1998                       $   2,500 $   2,500
           10.25%   Series due 2019                           15,000    15,000
           10.25%   Series due 2020                           30,000    30,000
             8.98%   Series due 2022                          20,000    20,000
             7.38%   Series due 2002                          20,000    20,000
             7.30%   Series due 2003                          15,000    15,000
           12.25%   Series due 2001                            8,222     9,021
                                                           --------------------
                                                           $ 110,722 $ 111,521
             Less: Sinking fund requirements                   1,746     1,646
                                                           --------------------
                 Total first mortgage bonds                $ 108,976 $ 109,875
                                                           --------------------
     Variable rate demand pollution control revenue bonds
            Series 1983 due 2009                           $   4,200 $   4,200
                                                           --------------------
     Other Long-Term Debt-
           Finance Authority of Maine - Taxable Electric Rate
            Stabilization Revenue Notes, 7.03% Series 1995A,
              due 2005                                     $ 126,000 $ 126,000
                                                           --------------------
          Medium Term Notes, Variable interest rate- LIBO
            Rate plus 2%,
             due 2000                                      $  48,000 $  60,000

             Less:  Current portion of long-term debt         12,000    12,000
                                                           --------------------
                                                           $  36,000 $  48,000
                                                           --------------------
                 Total long-term debt                      $ 275,176 $ 288,075
                                                           --------------------
         Total Capitalization                              $ 399,065 $ 408,071
                                                           ====================
See notes to the consolidated financial statements.



                          BANGOR HYDRO-ELECTRIC COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   000's Omitted
                                   (Unaudited)
                                                               1996      1995
                                                            --------  ---------
CASH FLOWS FROM OPERATIONS:
   NET INCOME                                             $   6,853 $    1,597
     Adjustments to reconcile net income to net cash
       provided by (used in) operations:
         Depreciation and amortization                        3,735      3,356
         Amortization of Seabrook Nuclear Project               850        850
         Costs to terminate purchased power contract                  (196,517)
         Amortization of contract buyouts                    10,379      1,943
         Base rate case amortizations included in operation
           and maintenance                                      535        576
         Allowance for equity funds used during construction   (185)      (354)
         Cost to terminate demand-side management contract   (1,703)
         Deferred income tax provision                        2,027        959
         Deferred investment tax credits                        (88)       (89)
      Changes in assets and liabilities:
         Deferred fuel revenue and Maine Yankee refueling
           costs                                                235     (1,916)
         Receivables, net and unbilled revenue                  331      2,717
         Materials, supplies and fuel oil                      (296)       148
         Accounts payable                                    (1,027)    (3,841)
         Accrued interest                                    (1,138)      (257)
         Current and deferred income taxes                     (371)      (207)
         Other current assets and liabilities, net              388        313
         Other, net                                             267      1,317
                                                         ---------------------
   Net Cash Provided By (Used In) Operations              $  20,792 $ (189,405)
                                                          ---------------------
CASH FLOWS FROM INVESTING:
   Construction expenditures                              $  (8,027)$   (9,249)
   Allowance for borrowed funds used during construction       (390)      (342)
                                                          ---------------------
   Net Cash (Used In) Investing                           $  (8,417)$   (9,591)
                                                          ---------------------
CASH FLOWS FROM FINANCING:
   Dividends on preferred stock                           $    (757)$     (790)
   Dividends on common stock                                 (2,630)    (4,757)
   Repayments on long-term debt                             (12,798)    (1,355)
   Sinking fund and make whole provision payments on
       mandatory redeemable preferred stock                  (1,615)
   Issuances of common stock
       Dividend reinvestment plan (29,953 shares in 1996
         and 79,706 in 1995)                                    338        773
   Issuance of long-term debt                                          186,000
   Short-term debt, net                                       5,000     20,000
                                                          ---------------------
     Net Cash (Used In) Provided By Financing             $ (12,462)$  199,871
                                                          ---------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   $     (87)$      875
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                 1,424      1,956
                                                          ---------------------
CASH AND CASH EQUIVALENTS - END OF SIX MONTHS             $   1,337 $    2,831
                                                          = ========= =========
CASH PAID DURING THE SIX MONTHS FOR:
   INTEREST (Net of Amount Capitalized)                   $  14,066 $    5,883
   INCOME TAXES                                               1,703        178
                                                          = ========= =========
See notes to the consolidated financial statements.



                BANGOR HYDRO-ELECTRIC COMPANY
        CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
      FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                       000's Omitted
                       (Unaduited)



                                       1996          1995
                                   -----------   -----------

BALANCE AT JANUARY 1               $   10,073    $   13,758

ADD - NET INCOME                        6,853         1,597
                                   -----------   -----------
                                   $   16,926    $   15,355
                                   -----------   -----------
DEDUCT:

  Dividends -
    Preferred stock                $      724    $      790
    Common stock                        2,636         3,693
    Other                                  52            37
                                   -----------   -----------
                                   $    3,412    $    4,520
                                   -----------   -----------

BALANCE AT JUNE 30                 $   13,514    $   10,835
                                   = =========   = =========




See notes to the consolidated financial statements.




                         BANGOR HYDRO-ELECTRIC COMPANY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996
                              --------------
                                 (Unaudited)


(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:
     ---------------------------------------------

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and the notes thereto and all other information included in the 1995 Form 10-K.
     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the periods ended June 30, 1996 and 1995.
     The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 1995 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.

(2)  INCOME TAXES:
     ------------
     The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the above provisions for federal income taxes:

                                         SIX MONTHS ENDED JUNE 30,

                                          ------------------------

                                            1996          1995
                                            ----          ----
                                          AMOUNT    %    AMOUNT    %
                                          -------  --    ------   --
                                            (Dollars in Thousands)
Federal income tax provision
     at statutory rate                   $3,450   34%   $  851   34%
Less permanent reductions in
     tax expense resulting from
     statutory exclusions from
     taxable income                          (2)    -      (15)   -
                                          ------   ---   -----   ---
Federal income tax provision
      before effect of temporary
     differences and investment
     tax credits                          $3,448   34%   $  836   34%
(Less)Plus temporary differences
     that are flowed through for
     ratemaking and accounting
     purposes                               (195)  (2)      216    8
Less utilization and amortization
     of investment tax credits              (593)  (6)      (89)  (4)
                                          ------   ---   ------   ---
Federal income tax provision              $2,660   26%   $  963   38%
                                          ======   ===   ======   ===

   The Company utilized approximately $431,000 in investment tax credits of the Company's unregulated wholly-owned subsidiary, Penobscot Hydro Co. These investment tax credits, which were utilized principally to reduce income taxes payable upon an Internal Revenue Service (IRS) examination of the years 1993 and 1994, were flowed-through for financial reporting purposes as a reduction of income tax expense.

3)  INVESTMENT IN JOINTLY OWNED FACILITIES:
    --------------------------------------
   Condensed financial information for Maine Yankee Atomic Power Company ("Maine Yankee"), Maine Electric Power Company, Inc. ("MEPCO"), Bangor-Pacific Hydro Associates ("BPHA") and Chester SVC Partnership ("Chester") is as follows:

                                         MAINE YANKEE            MEPCO
                                      ----------------  ----------------

                                            (Dollars in Thousands)
                                               (Unaudited)

                                      Operations for Six Months Ended
                                    -----------------------------------

                                    Jun. 30,  Jun. 30,  Jun. 30, Jun. 30,
                                       1996      1995      1996     1995
                                    --------  --------  -------- --------
OPERATIONS:
  As reported by investee-
   Operating revenues               $ 84,880  $111,887  $ 29,559 $ 26,411
                                    ========  ========  ======== ========

  Earnings applicable to
    common stock                    $  3,546  $  3,432  $    111 $     53
                                    ========  ========  ======== ========
 Company's reported equity-
   Equity in net income             $    248  $    240  $     16 $      7

    Add(Deduct)-Effect of
      adjusting Company's
       estimate to actual                  1      (112)       (9)       -
                                    --------  --------  -------- --------

   Amounts reported by
     Company                        $    249  $    128  $      7 $      7
                                    ========  ========  ======== ========




                                      MAINE YANKEE           MEPCO
                                     ----------------   -----------------

                                            (Dollars in Thousands)
                                                  (Unaudited)

                                           Financial Position at

                                    Jun. 30,  Dec. 31,  Jun. 30, Dec. 31,
                                       1996      1995     1996     1995
                                    --------  --------  -------- --------
FINANCIAL POSITION:
As reported by investee-
  Total assets                    $570,997  $580,958  $  7,860   $ 5,919
  Less-
        Preferred stock             18,000    18,600         -         -
        Long-term debt              97,332   109,999         -       870
        Other liabilities and
         deferred credits          384,418   381,158     6,924     4,171
                                   --------  --------  -------   -------
       Net assets                 $ 71,247  $ 71,201  $    936   $   878
                                   ========  ========  =======   =======

Company's reported equity-
       Equity in net assets       $  4,987  $  4,984  $    133   $   125
  Add (deduct) - Effect
         of adjusting Company's
         estimate to actual             27        30        (8)        -
                                  --------  --------     ------    ------
  Amounts reported by
         Company                  $  5,014  $  5,014  $    125    $   125
                                  ========  ========  ========    =======



                                             BPHA              Chester
                                    -----------------   -----------------
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                        Operations for Six Months Ended
                                    -------------------------------------
                                   Jun. 30,   Jun. 30,  Jun. 30, Jun. 30,
                                      1996      1995      1996     1995
                                  --------  --------  --------   --------
OPERATIONS:
  As reported by investee-
   Operating revenues              $ 4,330   $  4,054  $ 2,386  $ 2,515
                                   =======   ========  =======  =======
   Net Income                      $ 1,705   $  1,460  $     -  $     -
                                   =======   ========  =======  =======
Company's reported equity
   in net income                   $   853   $    730  $     -  $     -
                                   =======   ========  =======  =======


                                            Financial Position at
                                    Jun. 30,  Dec. 31,  Jun. 30, Dec. 31,
                                      1996      1995     1996     1995
                                   --------  --------  --------  --------
FINANCIAL POSITION:
As reported by investee-
  Total assets                    $ 40,752   $ 41,007  $ 29,439  $30,048
  Less-
        Long-term debt              31,600     32,600   27,612    28,204
        Other liabilities            2,295      2,255    1,827     1,844
                                   --------  --------  --------  --------
      Net assets                  $  6,857   $  6,152 $      -   $     -
                                   ========  ========  ========  ========

Company's reported equity
       in net assets              $  3,428   $  3,076 $      -   $     -
                                   ========   ======== ========  ========


4.  NEW ACCOUNTING PRONOUNCEMENT:
    ----------------------------

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

5.  DEMAND-SIDE MANAGEMENT CONTRACT BUYOUT:
    --------------------------------------
        In the second quarter of 1996 the Company incurred approximately $1.7 million in costs to terminate a demand-side management contract. These costs have been deferred, and the Company is in the process of seeking an accounting order from the Maine Public Utilities Commission
(MPUC) to defer and amortize these costs over a six year period. It is management's belief that the accounting order will be issued, since there is historical precedence by the MPUC for deferral of prudently incurred demand-side management costs.

6.  RECLASSIFICATIONS:
    -----------------
        Certain 1995 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended June 30, 1996.






                        BANGOR HYDRO-ELECTRIC COMPANY




                  FORM 10-Q FOR PERIOD ENDING JUNE 30, 1996




                                   PART II







ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------   ---------------------------------------------------

     The Company held its annual meeting of stockholders on May 15, 1996. The only matter submitted to a vote was the election of three Class I Directions for terms ending in 1999. The following persons were elected to fill those positions pursuant to the corresponding tablulations of votes:

Alton E. Cianchette      510,913   11,724
Marion M. Kane           509,675   12,962
Norman A. Ledwin         509,998   12,639

     The terms of office of the following Directors, members of Class II and Class III, continued after the annual meeting:

          Robert S. Briggs
          William C. Bullock, Jr.
          Jane J. Bush
          David M. Carlisle
          G. Clifton Eames
          Carroll R. Lee


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- ------   --------------------------------

     EXHIBITS - None.
     --------



     REPORTS ON FORM 8-K - None.
     -------------------






                        BANGOR HYDRO-ELECTRIC COMPANY

                  FORM 10-Q FOR PERIOD ENDED JUNE 30, 1996




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




                                    BANGOR HYDRO-ELECTRIC COMPANY
                                    -----------------------------
                                           (Registrant)



                                     /s/ Frederick S. Samp
Dated:  August 13, 1996             -----------------------------

                                          Frederick S. Samp
                                   Vice President - Finance & Law
                                      (Chief Financial Officer)