Form 10-Q
period 1996-09-30
BANGOR HYDRO ELECTRIC CO
filed 1996-11-14
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
              					   WASHINGTON, D.C.  20549


                        					FORM 10-Q


		     QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
			15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996         Commission File No. 0-505
              		      ------------------                             -----


       			     BANGOR HYDRO-ELECTRIC COMPANY
	      	------------------------------------------------------
	      	(Exact Name of Registrant as specified in its Charter)


		      Maine                         01-0024370
     --------------------------         --------------------
    (State or Other Jurisdiction of       (I.R.S. Employer
     Incorporation or Organization)        Identification No.)


	  33 State Street, Bangor, Maine             04401
  ----------------------------------------    -----------
      (Address of Principal Executive Offices)    (Zip Code)


Registrant's Telephone Number, including Area Code    207-945-5621
                                          						      ------------

                         				   None
-----------------------------------------------------------------------
    	   Former Name, Former Address and Former Fiscal Year,
		                if Changed Since Last Report


	Outstanding Common Stock, $5 Par Value - 7,347,150 Shares
                			   September 30, 1996


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


              					 Yes   X        No
					                   -----         ----


                      			 FORM 10-Q

              	 FOR THE QUARTER ENDED SEPTEMBER 30, 1996

              	      PART I - FINANCIAL INFORMATION

                                                  							  PAGE
							                                                    ----

Cover Page                                                  1

Index                                                       2

Consolidated Statements of Income                           3

Management's Discussion and Analysis
  of Financial Statements                                   4

Consolidated Balance Sheets - September 30, 1996 and
  December 31, 1995                                        23

Consolidated Statements of Capitalization                  25

Consolidated Statements of Cash Flows                      26

Consolidated Statements of Retained Earnings               27

Notes to the Consolidated Financial Statements             28

PART II - OTHER INFORMATION                                34

Item 6 - Exhibits and Reports on Form 8-K                  35

Signature Page                                             36





                					   BANGOR HYDRO-ELECTRIC COMPANY
					                 CONSOLIDATED STATEMENTS OF INCOME
				              000's Omitted Except Per Share Amounts
						                          (UNAUDITED)

                             					       3 Months Ended              9 Months Ended
					                                    Sept. 30,  Sept. 30,     Sept. 30,    Sept. 30,
					                                      1996        1995            1996        1995
					                                  ------------  ----------  ------------  -----------
ELECTRIC OPERATING REVENUES                 $   47,969    $ 46,025    $  140,891    $ 137,982
					                                         ------------  ----------  ------------  -----------
OPERATING EXPENSES:
    Fuel for generation and purchased power $   21,781    $ 18,623    $   59,335    $  78,172
    Other operation and maintenance              7,873      11,078        23,369       26,467
    Depreciation and amortization                1,868       1,808         5,603        5,164
    Amortization of Seabrook Nuclear Unit          424         424         1,274        1,274
    Amortization of contract buyouts             5,229       5,190        15,608        7,133
    Taxes -
       Property and payroll                      1,220       1,167         3,803        3,636
       State income                                164         (65)          694         (110)
       Federal income                              993         262         3,298        1,266
				                                   	    ------------  ----------  ------------  -----------
					                                       $   39,552    $ 38,487    $  112,984    $ 123,002
					                                       ------------  ----------  ------------  -----------
OPERATING INCOME                            $    8,417    $  7,538    $   27,907    $  14,980
                                    					   ------------  ----------  ------------  -----------
OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                  $       85    $    108    $      270    $     462
    Other, net of applicable income taxes          301         302           891          183
                                   					    ------------  ----------  ------------  -----------
                                   					    $      386    $    410    $    1,161    $     645
                                   					    ------------  ----------  ------------  -----------
INCOME BEFORE INTEREST EXPENSE              $    8,803    $  7,948    $   29,068    $  15,625
                                   					    ------------  ----------  ------------  -----------
INTEREST EXPENSE:
    Long-term debt                          $    5,798    $  6,150    $   17,840    $  11,462
    Other                                          882       1,149         2,642        2,259
    Allowance for borrowed funds used
       during construction                        (172)       (179)         (562)        (521)
                                   					    ------------  ----------  ------------  -----------
                                   					    $    6,508    $  7,120    $   19,920    $  13,200
                                   					    ------------  ----------  ------------  -----------
NET INCOME                                  $    2,295    $    828    $    9,148    $   2,425
DIVIDENDS ON PREFERRED STOCK                       384         450         1,160        1,276
                                    					   ------------  ----------  ------------  -----------
EARNINGS  APPLICABLE TO COMMON STOCK        $    1,911    $    378    $    7,988    $   1,149
                                    					   ============  ==========  ============  ===========
WEIGHTED AVERAGE NUMBER OF SHARES                7,344       7,281         7,328        7,253
                                    					   ============  ==========  ============  ===========
EARNINGS PER COMMON SHARE, based on
    the weighted average number of
    shares outstanding during the period    $     0.26    $   0.05    $     1.09    $    0.16
                                    					   ============  ==========  ============  ===========
DIVIDENDS DECLARED PER COMMON SHARE         $     0.18    $   0.18    $     0.54    $    0.69
                                    					   ============  ==========  ============  ===========

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

EARNINGS

      The quarter ended September 30, 1996 resulted in earnings of $.26 per common share, compared to $.05 per common share for the quarter ended September 30, 1995. The improvement in earnings is largely attributable to expenses incurred in the third quarter of 1995 in connection with an early retirement and severance program. This program resulted in a onetime non-cash charge of $2.3 million or $.32 per common share (net of income taxes).

IMPORTANT CURRENT ACTIVITIES

MAINE YANKEE - As previously discussed in the 1995 Form 10-K and Form 10-Q for the second quarter of 1996, in December 1995 the Nuclear Regulatory Commission's (NRC) Office of the Inspector General (OIG) and its Office of Investigations (OI) initiated investigations of certain allegations of wrongdoing by Maine Yankee and Yankee Atomic Power Company (Yankee) in 1988 and 1989 in connection with Maine Yankee Plant operating-license amendments. On May 9, 1996, the OIG, which was responsible for investigating only the actions of the NRC Staff and not those of Maine Yankee or Yankee, issued its report on its investigation. The report found deficiencies in the NRC
Staff's review, documentation, and communications practices in connection with the license amendments, as well as, "significant indications of possible licensee violations of NRC requirements and regulations". Any such violations by Maine Yankee or Yankee would be within the purview of the OI investigation. A separate internal investigation commissioned by the boards of directors of Maine Yankee and Yankee and conducted by an independent law firm noted several areas that could have been improved, including regulatory communications, definition of responsibilities between Maine Yankee and Yankee, and documentation and tracking of regulatory compliance, but found no wrongdoing by Maine Yankee or Yankee or any of their employees.
      On June 7, 1996, the NRC formally notified Maine Yankee that it planned to conduct an "Independent Safety Assessment" (ISA) of the Maine Yankee plant to provide an independent evaluation of the safety performance of Maine Yankee and as a "follow-on" to the OIG report. The NRC stated that the overall goals and objectives of the assessment were to: "(a) provide an independent assessment of conformance to the design and licensing basis; (b) provide an independent assessment of operational safety performance; (c) evaluate the effectiveness of licensee self-assessments, corrective actions and improvement plans and; (d) determine root cause(s) of safety significant findings and conclusions." The NRC further informed Maine Yankee that the ISA would be carried out by a team of NRC personnel and contractors who were "independent of any recent or significant involvement with the licensing, regulation or inspection of Maine Yankee".
      The Maine Yankee plant operated at essentially the 90-percent level until July 20, 1996, when it was taken off-line after a comprehensive review by Maine Yankee of the Plant's systems and equipment revealed the need to add pressure-relief capacity to the Plant's primary component cooling system.
The Plant returned to a 90-percent operating level on September 3, 1996. Replacement power costs for the Company during the voluntary shutdown were approximately $1,472,000. The Company also recorded approximately $427,000 of Maine Yankee investigation and plant restart costs in the third quarter of 1996.
     On October 7, 1996, the NRC released the ISA report, which dealt with each of its stated goals. In evaluating the Plant's conformance to its licensing basis, the report concluded that the Plant was in general conformance with its licensing basis although significant items of non-conformance were identified.
     With respect to conformance to the Plant's design basis, the ISA report found that the quality and availability of design-basis information were good overall. The report concluded that despite uncorrected and previously undiscovered design problems specified in the report, the design basis and compensatory measures adequately supported operation of the Plant at a power level of 2440 megawatts thermal (the 90-percent operating level). The ISA team further stated in its report that because of issues relating to the containment spray pumps and the component cooling water system, it could not conclude that the design basis supported operation of the Plant at 2700 megawatts thermal (the 100-percent operating level).
     Addressing operational safety, the ISA report stated that overall, performance in the area of operations was very good. The report identified specific operational strengths in operator performance during routine and transient operating conditions, shift turnovers, use of risk information, and the involvement of managers in day-to-day operations. Weaknesses noted involved the need for operators to work around certain problems with Plant equipment during shutdown and startup, manual actions under certain transient operating conditions required by compensatory measures intended to address design weaknesses, log-keeping, and reviews of events following a trip in one of the Plant's instruments or systems. The report also concluded that Plant maintenance was good overall, but that testing was weak. Particular maintenance strengths were described. The report stated that although the condition of Plant material was considered good overall, a decline in material condition following the 1995 outage for sleeving the steam-generator tubes and other significant material condition deficiencies were noted by the ISA team. With respect to testing, the report stated that the team identified inadequacies in the scope and rigor of testing and in the evaluation of test results. The ISA report also addressed the quality of engineering work, concluding that it was mixed, but good overall, and indicated specific strengths and weaknesses in that area.
     After evaluating Maine Yankee's self-assessments, corrective actions and improvement plans as part of the ISA, the ISA team identified weaknesses in the areas of problem identification and resolution. The report noted that while Maine Yankee self-assessments were generally good, they occasionally failed to identify weaknesses or incorrectly characterized the significance of the findings. Further, the report stated that some corrective actions were not timely and others were ineffective, leading to repetitive problems. The report recognized the general effectiveness of planning, but stated that some weaknesses in implementing improvement plans existed due to resource limitations.
     The ISA team report concluded that overall performance at Maine Yankee was adequate for operation of the Plant and that the deficiencies noted in the report stemmed from two closely related root causes. The report indicated that these root causes were (1) that economic pressure to be a low-cost energy provider had limited available resources to address corrective actions and some improvements and (2) that a questioning culture was lacking, which had resulted in a failure to identify or promptly correct significant problems in areas perceived by Maine Yankee to be of low safety significance.
     The ISA report identified certain deficiencies described in the report and stated that they will be addressed as part of a separate NRC follow-up to clarify NRC expectations for the nuclear power industry. On October 10, 1996, Maine Yankee received from the NRC a generic letter that had been sent to substantially all nuclear plant licensees in the United States requesting information to be used to verify compliance with the terms and conditions of a plant's operating license and NRC regulations and that a plant's updated final safety analysis report properly describes the facilities, as well as to determine if other inspection activities or enforcement action should be taken. The written response must be under oath or affirmation and must be submitted within 120 days of receipt of the generic letter. Maine Yankee has stated that it believes that it will submit a response satisfying the requirements of the NRC's request within the allotted time period.
     A letter to Maine Yankee from the Chair of the NRC, accompanying the ISA report noted that overall performance at Maine Yankee was considered adequate for operation but that a number of significant weaknesses and deficiencies identified in the report will result in violations. The letter directed Maine Yankee to provide to the NRC its plans for addressing the root causes of the deficiencies identified by the ISA and states that the NRC's Region I and Office of Nuclear Reactor Regulation will be responsible for overseeing corrective actions relating to issues identified in the ISA and for taking any appropriate enforcement actions against Maine Yankee. The NRC held a public meeting on October 10, 1996 in Wiscasset, Maine, at which it discussed the conclusions in the ISA and responded to questions.
      In addition to preparing its formal response to the ISA, Maine Yankee has developed and commenced implementation of a comprehensive plan for improved performance in several area, including some areas cited as strengths as well as others deemed deficient in the ISA or other NRC investigations. The primary elements of the plan involve allocation of resources, organizational changes, program enhancements, and cultural and personnel changes.
     Maine Yankee has informed the Company that while it cannot predict when, or if, the Plant will be allowed to return to maximum capacity, the Plant's operating level may be limited to 90 percent of capacity until completion of the Plant's next planned refueling outage, which is now scheduled for September 1997.

POWER PURCHASE CONTRACT WITH PENOBSCOT ENERGY RECOVERY COMPANY - Also as discussed before, one of the major problems facing the Company is the adverse impact of high-cost contracts for the purchase of power from independent, non-utility generators with which the Company was obliged to contract in the 1980's. In 1993, the Company terminated one such contract by paying the generator a fixed sum, and in 1995 the Company terminated two other contracts through similar transactions. While those contract buyouts required a major financial commitment by the Company, they have resulted and are expected to continue to result in substantial net savings in power supply costs.
      Competitive pressures in the electric utility industry together with the commitment acknowledged by the Maine Public Utilities Commission (MPUC) in the Alternative Marketing Plan proceeding to stabilize electric rates are forcing the Company to continue to explore potential cost savings throughout its operations, particularly with respect to the costs of generating and purchasing power. One obvious place to look for savings is the Company's power purchase contract with the Penobscot Energy Recovery Company (PERC), a waste-to-energy facility located in Orrington, Maine. That facility is another of the high-cost, non-utility generators with whom the Company was obliged to contract in the 1980's. Currently, the Company estimates that it is required under the contract to pay approximately $15 million annually above the market value of the power produced at the PERC plant, and it is expected that this differential will increase during the remaining contract term of about 22 years.
      A solution to the problem caused by the PERC contract is complicated by the fact that many local municipalities rely on the plant for disposal of their municipal solid waste. The Company has been exploring a wide range of possible solutions but has not yet reached any final conclusions on the preferred course of action. Discussions with various interested parties (including PERC and the municipalities) are at the very preliminary stage (even though the Company believes this matter must be resolved expeditiously). Given the significant benefits that the elimination of this contractual obligation will have on the Company's financial condition, the Company will continue to focus much of its attention on resolving this matter as quickly as possible.

PROPOSED GAS PIPELINE PROJECT - On September 23, 1996, Maritimes & Northeast Pipeline, L.L.C. (Maritimes) filed an application with the Federal Energy Regulatory Commission (FERC) seeking authority under the Natural Gas Act to construct, install, own, operate and maintain certain new natural gas pipeline, compression and ancillary facilities in the State of Maine. The facilities for which authorization is sought comprise a portion of a proposed new high pressure natural gas pipeline system to transport gas in international commerce from Sable Island, Nova Scotia, Canada through New Brunswick, Maine, New Hampshire and into Massachusetts. As part of its system, Maritimes has proposed constructing lateral pipelines that would make significant quantities of natural gas available to industrial customers of Bangor Hydro-Electric Company.

      On November 4, 1996, the Company filed with the FERC a motion to intervene in the Maritimes proceeding and requested that the FERC impose certain conditions on any certification of the proposed pipeline system. Specifically, the Company noted that if a customer were to use natural gas as a substitute energy source for its current usage of electrical energy, the Company and its remaining customers would be saddled with certain "stranded" costs that were incurred under traditional regulatory structures providing monopoly protection in return for the undertaking of an obligation to serve. The Company asked that if the FERC certifies the Maritimes Project, the authorization should include the requirement that in order for any electric customer that opts to leave its current electric supplier (in whole or in part) to receive transmission service from the Maritimes project, it must agree to pay any stranded costs associated with that departure.

DEMAND-SIDE MANAGEMENT CONTRACT BUYOUT - In the second quarter of 1996 the Company incurred approximately $1.7 million in costs to terminate a "demand-side management" contract (an arrangement in which the Company pays for the installation of conservation measures at customers' premises). These costs have been deferred, and the Company is in the process of seeking an accounting order from the MPUC to defer and amortize these costs over a six year period. It is management's belief that the accounting order will be issued, since the MPUC has historically allowed deferral of prudently incurred demand-side management costs. If the MPUC does not allow deferral, the $1.7 million would be reflected as a charge to operations at the time the Company learned of the decision. In any event the Company anticipates realizing approximately $1.3 million in savings from terminating this contract.

REVENUES

      Electric operating revenues increased $1.9 million or 4.2% in the third quarter of 1996 as compared to 1995, due principally to a $3.2 million increase in off-system sales (sales related to power pool and interconnection agreements and resales of purchased power). This increase was offset by the impact of a 5.4% decrease in kilowatt hour (KWH) sales in the 1996 quarter and the effects of adjusting prices downward to some customers and for some uses in order to retain sales that would otherwise be lost to competitive energy sources. The KWH sales decrease is primarily due to sales to one of the Company's largest special contract customers (contributing a relatively low profit margin to the Company). Without the impact of the reduced KWH sales to this customer, total KWH sales were flat in the 1996 quarter as compared to 1995. The lack of growth in sales remains a function of the continued sluggish economy in the Company's service territory.

EXPENSES

      Fuel for generation and purchased power expense increased principally due to the previously mentioned $3.2 million increase in off-system sales in
the third quarter of 1996 as compared to the third quarter of 1995.   Also
impacting fuel and purchased power expense in each of the quarters were the previously discussed shutdowns at Maine Yankee. In the third quarter of 1996 the Company incurred approximately $1.5 million in incremental Maine Yankee replacement power costs, as compared to $2.1 million in the third quarter of 1995. Also in the third quarter of 1996, the Company incurred approximately $427,000 in costs related to the previously discussed Maine Yankee investigation and plant restart costs after the most recent voluntary outage.
      Further impacting fuel for generation expense in the third quarter of 1996 was an increase in the cost of fuel oil, which was minimized by entering into hedging transactions with three financial institutions (see more complete discussion of the hedging transactions in the 1995 Form 10-K). The Company reduced its fuel expense by approximately $614,000 in the third quarter of 1996 through entering into the fuel hedging agreements. Additionally, impacting purchased power expense in the third quarter of 1995 was the Company not recording any amortization of Maine Yankee refueling costs. The Company in a prior rate case was allowed to normalize the cost of the Maine Yankee refueling over a 19 month period, to match the refueling cycle. This refueling cycle began when the plant became operational in mid-January, 1996, at which point, the Company began amortizing the deferred refueling costs.
      The $3.2 million decrease in other operation and maintenance (O&M) expense in the third quarter of 1996 was due mainly to the previously discussed early retirement and severance program implemented in the 1995 quarter, which resulted in approximately $3.9 million in additional O&M expense. Also impacting the lower O&M expense in the 1996 quarter was a $201,000 decrease in O&M payroll expense. The decreased labor costs are attributable to lower employee levels in 1996 due to the early retirement and severance program in the third quarter of 1995, which is offset to some extent by the 2% wage rate increase for both union and nonunion employees effective November 1, 1995. These decreases in other O&M expense were offset by an approximately $406,000 increase in medical expenses in the third quarter of 1996 as compared to the 1995 quarter.
      The increase in depreciation and amortization expense was due principally to anticipated property additions for 1996 and recording a full year's depreciation on 1995 additions to electric plant in service.
      The increase in property and other taxes in the second quarter of 1996 was due principally to greater property taxes, which was a result of increased property levels and property tax rates.
      The increase in income taxes was primarily a function of higher earnings in the third quarter of 1996 as compared to the 1995 quarter.
      Long-term debt interest expense decreased $352,000 in the third quarter of 1996 as compared to 1995 due to $12 million in principal repayments on the Company's $60 million medium term notes on June 30, 1996, as well as sinking fund payments on the Company's 12.25% first mortgage bonds.
      Other interest expense, which is composed principally of interest expense on short term borrowings, decreased due to a $4.3 million decrease in weighted average short-term borrowings outstanding in the 1996 quarter as compared to 1995 and a reduction in average short-term interest rates in 1996.

NINE MONTHS OF 1996 VERSUS NINE MONTHS OF 1995

EARNINGS

      Earnings for the nine months ended September 30, 1996 were $1.09 per common share as compared to $.16 per common share in the corresponding 1995 period. The significant increase in earnings is due principally to three factors. Contributing to the earnings improvement in 1996 was the decrease in Maine Yankee replacement power costs in 1996 ($2.3 million reduction after income taxes) and the cost of the steam tube resleeving project in 1995 ($1.3 million after income taxes), which resulted in a $.49 increase in earnings per common share in 1996 as compared to 1995. Also positively impacting earnings in 1996 was the previously discussed 1995 buyout of two high cost power purchase contracts from non-utility generating plants. That transaction has resulted in incremental savings of approximately $2.2 million or $.30 per common share after income taxes in 1996 as compared to 1995. Thirdly, 1996 earnings were enhanced as compared to 1995 by expenses incurred in the third quarter of 1995 in connection with an early retirement and severance program. This program resulted in a charge to operations of $2.3 million or $.32 per common share (net of income taxes).

REVENUES

      The $2.9 million increase in electric operating revenues is due principally to a $4.7 million increase in off-system sales. This increase was offset to some extent by a 1.1% decrease in KWH sales (excluding off-system sales) in the 1996 period, while related revenues decreased by 1.6%. The causes for the revenue decreases were related to the previously discussed need to adjust prices downward for some customers, as well as the elimination of seasonal rates for certain customers effective in March 1995. The KWH sales decrease is principally attributable to sales to the Company's previously mentioned large special contract customer. Without the impact of the reduced KWH sales to this customer, total KWH sales increased by 2.1% in 1996 as compared to 1995.
      The significant decrease in fuel for generation and purchased power expense is related to the buyback of the high cost non-utility generator purchased power contracts on June 30, 1995 and the previously mentioned return of Maine Yankee to operation in January 1996. Fuel expense related to the purchased power contracts buyback were $18.1 million lower in 1996 as compared to 1995. The Company incurred approximately $2.7 million in Maine Yankee incremental replacement power costs in 1996. In the 1995 period Company incurred approximately $8.7 million in incremental replacement power costs and costs associated with the Company's estimated total share of the steam tube resleeving project These decreases were offset somewhat by an increase in the cost of fuel oil in 1996, which was minimized by entering into the previously discussed hedging transactions. The Company reduced its fuel expense by approximately $2.2 million in 1996 through entering into the
fuel hedging agreements.   Also increasing fuel for generation and purchased
power expense in 1996 was a $4.7 million increase in off-system sales as compared to 1995.
      The $3.1 million decrease in Other O&M expense was due principally to the 1995 early retirement and severance program. Also impacting the decrease in Other O&M was a $404,000 reduction in O&M payroll expense, attributable to lower employee levels in the 1996 period as compared to 1995, offset by the 2% wage rate increase previously discussed. These decreases were offset to some extent by a $383,000 increase in postretirement pension, medical and life insurance benefit costs in 1996 as compared to 1995.
      The increase in depreciation and amortization expense was due to the same reasons discussed under the quarters ended September 30, 1996 and 1995.
      The increase in amortization of costs to terminate purchased power contracts was a result of the Company amortizing over a ten year period, starting in July 1995, the costs to terminate the purchased power contracts in June 1995, amounting to monthly amortization of $1.4 million.
      The reason for the increase in property and payroll taxes for the 1996 period as compared to 1995 is consistent with that previously discussed.
      Federal and state income taxes increased in the 1996 period principally due to higher earnings in 1996. Reducing this expense, to some extent, was $506,000 in investment tax credits utilized by the Company's unregulated wholly-owned subsidiary, Penobscot Hydro Co. These investment tax credits, which were utilized to reduce income taxes payable upon an Internal Revenue Service (IRS) examination (See Form 10-Q for the second quarter of 1996 for more detailed discussion of this examination), and to reduce estimated 1996 federal alternative minimum income taxes, were flowed-through for financial reporting purposes as a reduction of income tax expense.
      Allowance for funds used during construction (AFDC) decreased in the 1996 period primarily due to ceasing accrual of AFDC on certain FERC hydro relicensing projects effective March 31, 1995.
      Other income, net, increased in the 1996 period due principally to $1.0 million of interest income earned on the $21 million capital reserve fund set aside in connection with the June 30, 1995 purchased power contracts buyback financing with the Finance Authority of Maine. Interest earned in 1995 (July through September) was only $349,000. Also, in 1995 the Company wrote-off approximately $460,000 in preliminary survey and investigation costs related to a proposed new facility which was indefinitely delayed.
      Long-term debt interest expense increased by $6.4 million in the 1996 period as compared to 1995 due to $186 million of borrowings on June 30, 1995 to finance the purchased power contracts buyback. The increase was offset by the impact of $12 million in debt repayments on the Company's medium term notes in June 1996 and sinking fund payments on the Company's 12.25% first mortgage bonds.
      Other interest expense increased due to higher average interest rates and higher levels of weighted average borrowings outstanding in 1996. Also included in other interest expense is the amortization of issuance costs of various debt instruments. Due to the issuance costs incurred in connection with financing the 1995 purchased power contracts buyback, debt issuance cost amortization expense was approximately $212,000 higher in the 1996 period as compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

      The Consolidated Statements of Cash Flows reflect events in the 1996 and 1995 periods as they affect the Company's liquidity. Net cash provided by operations was $32.0 million for the nine months ended September 30, 1996, as compared to net cash used in operations of $173.5 million for the comparable 1995 period. Without the impact of the $196.7 million in costs to terminate the purchased power contracts in June of 1995, which were financed entirely by the issuance of new debt, net cash provided by operations was $23.2 million for the 1995 period. With the elimination of the previously discussed purchased power contracts in June 1995, the Company's net cash provided by operations for the 1996 period, as compared to 1995, was positively impacted by approximately $11.1 million. Also positively impacting cash flows from operations were the incremental costs incurred to replace the Company's share of Maine Yankee's output, the cost of refueling the Maine Yankee plant in 1995 and the Company's share of the resleeving project costs recorded in the second quarter of 1995. These additional costs related to the Maine Yankee shutdown in 1995 amounted to $11.1 million, while the cost of the additional replacement fuel in 1996 was only $2.7 million.
      Offsetting these cash flow benefits in the 1996 period was the $1.7 million in costs incurred to terminate the previously discussed demand-side management contract, as well as $2.3 million paid for additional income taxes resulting from the previously discussed IRS examination and 1996 estimated federal and state income tax payments. Also reducing cash flow from operations was a $1.0 million increase in receivables, net and unbilled revenue in the 1996 period, as compared to a $2.0 million reduction in 1995, resulting in a $3.0 decrease in cash flows in 1996 vs. 1995.
      As discussed in the Form 10-Q for the second quarter of 1995, the Company reduced its quarterly dividend on common stock by $.15 from the prior quarterly level of $.33 per share, effective for the quarter ending June 30, 1995. This reduction has improved cash flows through a $2.2 million decrease in common dividend payments for the 1996 period. In June 1996 the Company repaid $12 million of principal on its medium term notes, and also, in each period, made sinking fund payments on its 12.25% first mortgage bonds. In the first quarter of 1996 the Company made a sinking fund payment of $1.5 million on its 8.76% mandatory redeemable preferred stock. The Company has also filed a notice of intent with its 8.76% mandatory redeemable preferred stockholder to make an optional $1.5 million sinking fund payment in the fourth quarter of 1996. As discussed in more detail in the footnotes to the consolidated financial statements contained in the 1995 Form 10-K, the Company, in the first quarter of 1996 made a $115,000 payment to this preferred stockholder related to a "make whole provision" under the preferred stock agreement.
      Under the Company's Dividend Reinvestment and Common Stock Purchase Plan the Company realized a common stock investment of $504,000 through the issuance of 45,593 new common shares in 1996 as compared to $1.0 million in the comparable 1995 period through the issue of 99,760 shares.
      In June 1995 the Company financed the cost of the purchased power contract buyback through the issuance of $186 million in long-term debt (see more complete discussion of the transaction in the 1995 Form 10-K).
      With the completion of the purchased contract buyback in the second quarter of 1995, the Company expects minimal external financing needs for the foreseeable future, absent any financing which may be necessary to mitigate the high costs of the PERC contract.

NEW ACCOUNTING STANDARD

      In March 1995 the Financial Accounting Standards Board issued
Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed Of", effective for financial statements for fiscal years beginning after December 15, 1995. The Company implemented this standard in the first quarter of 1996. With the cost of the Company's long-lived assets and intangibles currently being recovered through its electric rates, the effect of FAS 121 on the Company's results of operations and financial position in the first nine months of 1996 was not significant. Management cannot predict the outcome of further competition and deregulation of the electric utility industry on the application of this standard.

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



                    					    BANGOR HYDRO-ELECTRIC COMPANY
                    					     CONSOLIDATED BALANCE SHEETS
                           						    000's Omitted
                           						     (Unaudited)

		ASSETS                                               Sept. 30,   Dec. 31,
                                            											   1996        1995
                                           											 ---------   ---------
INVESTMENT IN UTILITY PLANT:
   Electric plant in service, at original cost         $  314,166  $  300,374
      Less - Accumulated depreciation and amortization     86,756      81,934
                                     											       - --------- - ---------
                                     											       $  227,410  $  218,440

   Construction work in progress                           17,159      18,151
                                     											       - --------- - ---------
                                     											       $  244,569  $  236,591
   Investments in corporate joint ventures:
      Maine Yankee Atomic Power Company                $    5,014  $    5,014
      Maine Electric Power Company, Inc.                      125         125
                                     											       - --------- - ---------
                                     											       $  249,708  $  241,730
                                     											       - --------- - ---------
OTHER INVESTMENTS, principally at cost                 $    4,722  $    4,185
                                     											       - --------- - ---------
FUNDS HELD BY TRUSTEE, at cost                         $   21,548  $   21,192
                                     											       - --------- - ---------
CURRENT ASSETS:
   Cash and cash equivalents                           $    1,510  $    1,424
   Accounts receivable, net of reserve                     20,747      18,226
   Unbilled revenue receivable                              7,336       8,821
   Inventories, at average cost:
      Material and supplies                                 2,924       3,029
      Fuel oil                                                470         106
   Prepaid expenses                                         1,351       1,738
   Deferred Maine Yankee refueling costs                    1,277       2,419
											                                            - --------- - ---------
      Total current assets                             $   35,615  $   35,763
											                                            - --------- - ---------
DEFERRED CHARGES:
   Investment in Seabrook Nuclear Project, net of
      accumulated amortization of $26,350 in 1996
      and $25,076 in 1995                              $   32,492  $   33,766
   Costs to terminate purchased power contracts, net of
      accumulated amortization of $31,169 in 1996
      and $15,561 in 1995                                 176,932     192,140
   Deferred regulatory assets                              30,781      30,328
   Demand-side management costs                             3,142       1,946
   Other                                                    4,213       5,026
											                                            - ----------- ---------
     Total deferred charges                            $  247,560  $  263,206
                                     											       - ----------- ---------
	 Total assets                                         $  559,153  $  566,076
                                     											       = ========= = =========

See notes to the consolidated financial statements.



                  						      BANGOR HYDRO-ELECTRIC COMPANY
                  						       CONSOLIDATED BALANCE SHEETS
                       								      000's Omitted
                       								       (Unaudited)

                                       												     Sept. 30,    Dec. 31,
  STOCKHOLDERS' INVESTMENT AND LIABILITIES                  1996        1995
                                          													  ---------   ---------

CAPITALIZATION:
  Common stock investment                               $  107,724  $  103,192
  Preferred stock                                            4,734       4,734
  Preferred stock subject to mandatory redemption,
    exclusive of current sinking fund requirements          12,207      12,070
  Long-term debt, net of current portion                   274,221     288,075
                                      											       -- ----------- ---------
       Total capitalization                             $  398,886  $  408,071
                                      											       -- ----------- ---------
CURRENT LIABILITIES:
  Notes payable - banks                                 $   36,500  $   35,000
                                      											       -- ----------- ---------

  Other current liabilities -
    Current portion of long-term debt and sinking fund
      requirements on preferred stock                   $   15,469  $   16,939
    Accounts payable                                         9,791      10,526
    Dividends payable                                        1,685       1,709
    Accrued interest                                         5,069       4,908
    Customers' deposits                                        342         349
    Deferred fuel revenue                                    1,261       2,017
                                      											       -- ----------- ---------
       Total other current liabilities                  $   33,617  $   36,448
                                      											       -- ----------- ---------
       Total current liabilities                        $   70,117  $   71,448
                                      											       -- ----------- ---------

DEFERRED CREDITS AND RESERVES:
  Deferred income taxes - Seabrook                      $   16,873  $   17,546
  Other accumulated deferred income taxes                   54,836      50,775
  Deferred regulatory liability                              8,098       8,568
  Unamortized investment tax credits                         2,222       2,354
  Accrued pension                                              640         626
  Other                                                      7,481       6,688
                                      											       -- ----------- ---------
    Total deferred credits and reserves                 $   90,150  $   86,557
                                      											       -- ----------- ---------
      Total Stockholders' Investment and Liabilities    $  559,153  $  566,076
                                           													= ========= = =========

See notes to the consolidated financial statements.


                        				BANGOR HYDRO-ELECTRIC COMPANY
                 			  CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             					 000's Omitted
                             					  (UNAUDITED)


                                          													  Sept. 30,   Dec. 31,
                                           													    1996        1995
                                      											       ---------------------
COMMON STOCK INVESTMENT
  Common stock, par value $5 per share-                 $   36,736  $   36,508
     Authorized -- 10,000,000 shares
     Outstanding -- 7,347,150 shares in 1996 and
       7,301,557 in 1995
   Amounts paid in excess of par value                      56,886      56,611
   Retained earnings                                        14,102      10,073
                                            						      -- ----------- ---------
     Total common stock investment                      $  107,724  $  103,192
                                            						      -- ----------- ---------
PREFERRED STOCK-Non participating, cumulative-
  Par value $100 per share, authorized 600,000 shares
    Not redeemable or redeemable soley at the option
      of the issuer -
	7%,  Noncallable, 25,000 shares, authorized
	  and outstanding                                     $    2,500  $    2,500
	4.25%, Callable at $100, 4,840 shares,
	  authorized and outstanding                                 484         484
	4%, Series A, Callable at $110, 17,500 shares,
	  authorized and outstanding                               1,750       1,750
                                          						      -- ----------- ---------
                                                							$    4,734  $    4,734
                                          						      -- ----------- ---------
   8.76%, Subject to mandatory redemption requirements-
     Callable at 105.01% if called on or prior to
       December 27, 1996, 150,000 shares authorized
	 and 135,000 shares outstanding in 1996 and
	 150,000 shares outstanding in 1995                   $   13,822  $   15,363
	   Less: Sinking fund requirements                         1,615       3,293
                                           						      -- ----------- ---------
                                                							$   12,207  $   12,070
                                           						      -- ----------- ---------
LONG-TERM DEBT
  First Mortgage Bonds-
     6.75%   Series due 1998                          $    2,500  $    2,500
    10.25%   Series due 2019                              15,000      15,000
    10.25%   Series due 2020                              30,000      30,000
     8.98%   Series due 2022                              20,000      20,000
     7.38%   Series due 2002                              20,000      20,000
     7.30%   Series due 2003                              15,000      15,000
    12.25%   Series due 2001                               7,375       9,021
                                         						      -- ----------- ---------
                                          						      $  109,875  $  111,521
    Less: Sinking fund requirements                        1,854       1,646
                                         						      -- ----------- ---------
       Total first mortgage bonds                      $  108,021  $  109,875
                                         						      -- ----------- ---------
   Variable rate demand pollution control revenue bonds
     Series 1983 due 2009                              $    4,200  $    4,200
                                        						      -- ----------- ---------
   Other Long-Term Debt-
     Finance Authority of Maine - Taxable Electric Rate
     Stabilization Revenue Notes, 7.03% Series 1995A,
       due 2005                                        $  126,000  $  126,000
                                        						       -- ----------- ---------
     Medium Term Notes, Variable interest rate- LIBO
       Rate plus 2%, due 2000                          $   48,000  $   60,000

       Less:  Current portion of long-term debt            12,000      12,000
                                         						       -- ----------- ---------
                                          						       $   36,000  $   48,000
                                         						       -- ----------- ---------
       Total long-term debt                            $  274,221  $  288,075
                                         						       -- ----------- ---------
   Total Capitalization                                $  398,886  $  408,071
                                         						       == =========== =========

See notes to the consolidated financial statements.


                    					BANGOR HYDRO-ELECTRIC COMPANY
             				    CONSOLIDATED STATEMENTS OF CASH FLOWS
      			      FOR THE NINE MONTHS ENDED SEPT. 30, 1996 AND 1995
						                          000's Omitted
                          						 (Unaudited)

                                         							   1996         1995
                                         							 --------     ---------
CASH FLOWS FROM OPERATIONS:
   NET INCOME                                   $   9,148    $    2,425
     Adjustments to reconcile net income to
      net cash provided by (used in) operations:
	Depreciation and amortization                      5,603         5,164
	Amortization of Seabrook Nuclear Project           1,274         1,274
	Costs to terminate purchased power contract            -      (196,698)
	Amortization of contract buyouts                  15,608         7,133
	Payment received related to purchased power
	  contract termination                             1,000         1,000
	Cost of early retirement and involuntary
	  severance plans                                      -         3,836
	Base rate case amortizations included in
	  operation and maintenance                          802           864
	Allowance for equity funds used during
	  construction                                      (270)         (462)
	Cost to terminate demand-side management
	  contract                                        (1,703)            -
	Deferred income tax provision                      3,439         1,304
	Deferred investment tax credits                     (132)         (133)
      Changes in assets and liabilities:
	Deferred fuel revenue and Maine Yankee
	  refueling costs                                    386        (2,940)
	Receivables, net and unbilled revenue             (1,036)        1,960
	Materials, supplies and fuel oil                    (259)           24
	Accounts payable                                    (735)       (5,011)
	Accrued interest                                     161         2,508
	Current and deferred income taxes                 (1,026)         (220)
	Other current assets and liabilities, net            380           542
	Other, net                                          (612)        3,943
                                   						       ----------   -----------
   Net Cash Provided By (Used In) Operations    $  32,028    $ (173,487)
                                   						       ----------   -----------
CASH FLOWS FROM INVESTING:
  Construction expenditures                     $ (13,054)   $  (12,997)
  Allowance for borrowed funds used during
    construction                                     (562)         (521)
                                    					       ----------   -----------
  Net Cash (Used In) Investing                   $ (13,616)   $  (13,518)
                                   						       ----------   -----------
CASH FLOWS FROM FINANCING:
  Dividends on preferred stock                   $  (1,119)   $   (1,185)
  Dividends on common stock                         (3,950)       (6,065)
  Repayments on long-term debt                     (13,646)       (2,107)
  Sinking fund and make whole provision payments
    on mandatory redeemable preferred stock         (1,615)            -
  Issuances of common stock
    Dividend reinvestment plan (45,593 shares in
      1996 and 99,760 in 1995)                          504         1,011
  Issuance of long-term debt                              -       186,000
  Short-term debt, net                                1,500        11,000
                                     						      ----------   -----------
    Net Cash (Used In) Provided By Financing      $ (18,326)   $  188,654
                                     						      ----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS           $      86    $    1,649
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR         1,424         1,956
                                          			    ----------   -----------
CASH AND CASH EQUIVALENTS - END OF NINE MONTHS    $   1,510    $    3,605
                                          				   = ========   = =========
CASH PAID DURING THE NINE MONTHS FOR:
   INTEREST (Net of Amount Capitalized)           $  19,112    $   10,000
   INCOME TAXES                                       2,348           277
                                     						      = ========   = =========


See notes to the consolidated financial statements.


                 				BANGOR HYDRO-ELECTRIC COMPANY
            			CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
     		    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  				       000's Omitted
                          					(Unaudited)



                             				     1996          1995
                            				   ----------   -----------

BALANCE AT JANUARY 1               $   10,073    $   13,758

ADD - NET INCOME                        9,148         2,425
                            				   -----------   -----------
                            				   $   19,221    $   16,183
                            				   -----------   -----------
DEDUCT:

  Dividends -
    Preferred stock                $    1,086    $    1,185
    Common stock                        3,959         5,005
    Other                                  74            92
                            				   -----------   -----------
                            				   $    5,119    $    6,282
                            				   -----------   -----------

BALANCE AT SEPTEMBER 30            $   14,102    $    9,901
                            				   ===========   ===========




See notes to the consolidated financial statements.


                 			 BANGOR HYDRO-ELECTRIC COMPANY
    	       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
			                       SEPTEMBER 30, 1996
                 			      ------------------
                        				 (UNAUDITED)


(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and the notes thereto and all other information included in the 1995 Form 10-K.
     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 1996 and the results of operations and cash flows for the periods ended September 30, 1996 and 1995.
     The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 1995 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.

(2)  INCOME TAXES:

     The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the above provisions for federal income taxes:


                              	 			   Nine Months Ended Sept.30,
                               		  		 --------------------------
                                				    1996          1995
                                				    ----          ----
                                				   Amount    %    Amount    %
                               				   ---------  --   --------  --
                                 				    (Dollars in Thousands)
Federal income tax provision
     at statutory rate            $4,695   34%   $1,268   34%
(Less)Plus permanent reductions
     in tax expense resulting
     from statutory exclusions
     from taxable income              (6)   -        14    -
                             				  ------   ---   ------   ---
Federal income tax provision
     before effect of temporary
     differences and investment
     tax credits                  $4,689   34%   $1,282   34%
(Less)Plus temporary differences
     that are flowed through for
     ratemaking and accounting
     purposes                       (234)  (2)      233    6
Less utilization and amortization
     of investment tax credits      (637)  (5)     (134)  (3)
                             				  ------   ---   ------   ---
Federal income tax provision       $3,818   27%   $1,381   37%
                             				  ======   ===   ======   ===

   The Company utilized approximately $506,000 in investment tax credits of the Company's unregulated wholly-owned subsidiary, Penobscot Hydro Co. These investment tax credits, which were utilized principally to reduce income taxes payable upon an Internal Revenue Service (IRS) examination of the years 1993 and 1994, were flowed-through for financial reporting purposes as a reduction of income tax expense.

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


                          			     MAINE YANKEE            MEPCO
                         			    ----------------    ----------------

                                				   (Dollars in Thousands)
                                       					(Unaudited)

                         			     Operations for Nine Months Ended
                        			    -------------------------------------

                        			    Sept.30,  Sept.30,  Sept.30, Sept.30,
                        			      1996      1995      1996     1995
                        			    --------  --------  -------- --------
OPERATIONS:
  As reported by investee-
   Operating revenues         $132,412  $156,722  $ 44,752 $ 41,650
                       			    ========  ========  ======== ========

  Earnings applicable to
    common stock              $  4,986  $  5,254  $    165 $     79
			                           ========  ========  ======== ========
 Company's reported equity-
   Equity in net income       $    349  $    368  $     23 $     11

    (Deduct)-Effect of
      adjusting Company's
       estimate to actual           (2)        -       (12)       -
                        			    --------  --------  -------- --------

   Amounts reported by
     Company                  $    347  $    368  $     11 $     11
                       			    ========  ========  ======== ========



                           			     MAINE YANKEE          MEPCO
                          			   ----------------   -----------------
                                				   (Dollars in Thousands)
                                       					(Unaudited)

                                 				  Financial Position at

                      			       Sept.30,  Dec. 31,  Sept.30, Dec. 31,
                            				 1996      1995      1996     1995
                     			       --------  --------  -------- --------
FINANCIAL POSITION:
As reported by investee-
Total assets                   $580,088  $580,958  $  5,236 $  5,919
  Less-
   Preferred stock               18,000    18,600         -        -
   Long-term debt                93,332   109,999         -      870
   Other liabilities and
     deferred credits           397,570   381,158     4,270    4,171
                           	 			--------  --------  -------- -------
    Net assets                  $ 71,186  $ 71,201  $   966  $   878
                            				========  ========  ======== =======

Company's reported equity-
    Equity in net assets        $  4,983  $  4,984  $   137  $   125
  Add (deduct) - Effect
	of adjusting Company's
	estimate to actual                   31        30      (12)       -
                            				--------  --------   --------  -------
  Amounts reported by
	Company                        $  5,014  $  5,014  $    125  $    125
                            				========  ========  ========  ========



                              				  BPHA              Chester
                      			    -----------------   -----------------
                            				    (Dollars in Thousands)
                                    					(Unaudited)

                      			      Operations for Nine Months Ended
                      			    -------------------------------------
                    			      Sept.30,  Sept.30,  Sept.30,  Sept.30,
                      			      1996      1995      1996      1995
                      			    --------  --------  --------  --------
OPERATIONS:
  As reported by investee-
   Operating revenues        $ 6,289   $  5,453  $ 3,595   $ 3,729
                     			     =======   ========  =======   =======
   Net Income                $ 2,368   $  1,520  $     -   $     -
                     			     =======   ========  =======   =======
Company's reported equity
   in net income             $ 1,184   $    760  $     -   $     -
                     			     =======   ========  =======   =======


                             				   Financial Position at
                    			    Sept. 30, Dec. 31,  Sept. 30,  Dec. 31,
                    			      1996     1995      1996       1995
                     			   --------  --------  --------   --------
FINANCIAL POSITION:
As reported by investee-
  Total assets             $ 40,317 $ 41,007  $ 29,157   $ 30,048
  Less-
    Long-term debt           31,100   32,600    27,316     28,204
    Other liabilities         2,296    2,255     1,841      1,844
                     			   --------  --------  --------  --------
      Net assets           $  6,921  $  6,152  $     -   $      -
                     			   ========  ========  ========  ========

Company's reported equity
   in net assets           $  3,460  $  3,076  $     -   $      -
                     			   ========  ========  ========  ========

4.  NEW ACCOUNTING PRONOUNCEMENT:

    	In March 1995 the Financial Accounting Standards Board issued Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed Of", effective for financial statements for fiscal years beginning after December 15, 1995. The Company implemented this standard in the first quarter of 1995. With the cost of the Company's long-lived assets and intangibles currently being recovered through its electric rates, the effect of FAS 121 on the Company's results of operations and financial position in 1996 were not significant. Management cannot predict the outcome of further competition and deregulation of the electric utility industry on the application of this standard.

5.  DEMAND-SIDE MANAGEMENT CONTRACT BUYOUT:

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

6.  RECLASSIFICATIONS:

	 Certain 1995 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended September 30, 1996.






                      			BANGOR HYDRO-ELECTRIC COMPANY




           	       FORM 10-Q FOR PERIOD ENDING SEPTEMBER 30, 1996




                             				   PART II














ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     EXHIBITS - None.
     --------



     REPORTS ON FORM 8-K
     -------------------

     Two Current Reports on Form 8-K, one dated August 21, 1996 and one dated September 6, 1996, were filed in the third quarter of 1996 regarding the operations of the Maine Yankee nuclear generating facility.








			BANGOR HYDRO-ELECTRIC COMPANY

		FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1996




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




	                             			    BANGOR HYDRO-ELECTRIC COMPANY
                             				    -----------------------------
                                    					   (Registrant)




Dated:  November 13, 1996                 /s/ David R. Black
                               				    ------------------------


                                  					   David R. Black
                               	 				     Controller
                               				       (Chief Accounting Officer)