Form 10-K
period 1996-12-31
BANGOR HYDRO ELECTRIC CO
filed 1997-03-28
CIK 9548

FORM 10-K


                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal year ended December 31, 1996   Commission File No. 0-505
                             -----------------                       -----


                     BANGOR HYDRO-ELECTRIC COMPANY
 --------------------------------------------------------------------------
           (Exact Name of Registrant as specified in its charter)


             MAINE                                     01-0024370
-------------------------------                   --------------------------
    (State of Incorporation)                     (I.R.S. Employer ID No.)


                 33 State Street, Bangor, Maine               04401
             ---------------------------------------        ----------
            (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code    207-945-5621
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

                         Common Stock, $5 Par value
                      (7,363,424 shares outstanding at March 21, 1997)
                      ------------------------------------------------

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
Yes     X        No
    ---------        ----------

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value on March 21, 1997 of the voting stock held by non-affiliates of the registrant was $47.0 million.

    The information required by Part III Items 10, 11, 12 and 13 is incorporated by reference from the registrant's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1996.

                                  FORM 10-K

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                            PAGE
                                                            ----

Cover Page                                                    1

Index                                                         2

PART I:
------

Items 1 through 2 - Business; Properties                      5

     - General                                                5
     - Certain Issues Facing the Company                      7
     - Construction Program                                  10
     - Rates and Regulation                                  11
     - Seabrook                                              14
     - Joint Ventures                                        15
     - Employees                                             17
     - Power Supply Sources                                  17
     - Company-owned Generation                              18
     - Power Purchase Contracts                              19
     - Maine Yankee                                          21
     - Environmental Matters                                 31
     - Executive Officers of the Company                     32

Item 3 - Legal Proceedings                                   33

Item 4 - Submission of Matters to a Vote of Security
         Holders                                             33

PART II:
-------

Item 5 - Market for Registrant's Common Equity and Related
        Stockholder Matters                                  33

Item 6 - Selected Financial Data                             35

Item 7 - Management's Discussion and Analysis of Results of
          Operations and Financial Condition                 37

Item 8 - Financial Statements & Supplementary Data           47

     - Consolidated Statements of Income                     47
     - Consolidated Balance Sheets                           48
     - Consolidated Statements of Capitalization             50
     - Consolidated Statement of Cash Flows                  51
     - Consolidated Statements of Retained Earnings          52
     - Notes to Consolidated Financial Statements            53
           1) Nature of Operations and Summary of
              Significant Accounting Policies                53
           2) Income Taxes                                   55
           3) Common and Preferred Stock                     57
           4) Long-Term Debt and Short-Term Borrowings       58
           5) Postretirement and Other Post-Employment
              Benefits                                       59
           6) Jointly Owned Facilities and Power Supply
               Commitments                                   62
           7) Unaudited Quarterly Financial Data             67
           8) Recovery of Seabrook Investment and Sale of
              Seabrook Interest                              68
           9) Contingencies                                  68
          10) Fair Value of Financial Instruments            68
          11) Regulatory Assets                              68
          12) Alternative Marketing Plan                     69
          13) Acquisition of Wholesale Customer              69
          14) Derivative Financial Instruments               69

Report of Independent Accountants                            71

Item 9 - Changes in and Disagreements with Audit Firms on
          Financial Disclosures                              72

PART III:
--------

Item 10 - Directors and Executive Officers of the
          Registrant                                         72

Item 11 - Executive Compensation                             72

Item 12 - Security Ownership of Certain Beneficial Owners
          and Management                                     72

Item 13 - Certain Relationships and Related Transactions     72


PART IV:
-------

Item 14 - Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                74

Signatures                                                   76

Report of Independent Accountants                            77

Schedule VIII - Reserves for Doubtful Accounts and
                   Insurance                                 78

EXHIBIT INDEX:
-------------

Exhibits Incorporated Herein by Reference                    79









PART I

Items 1 through 2  Business; Properties

     General

     The Company is a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy, with a service area of approximately 5,275 square miles having a population of approximately 191,000 people. The Company serves approximately 104,000 customers in portions of the counties of Penobscot, Hancock, Washington, Waldo, Piscataquis and Aroostook. The Company also sells energy to other utilities for resale. The Company has two material wholly-owned subsidiaries. Penobscot Hydro Co., Inc. ("PHC") was incorporated in 1986 to own the Company's 50% interest in a joint venture, Bangor-Pacific Hydro Associates ("Bangor-Pacific"), which redeveloped the West Enfield hydroelectric project (the "West Enfield Project"). Bangor Var Co., Inc. ("Bangor Var Co.") was incorporated in 1990 to hold the Company's 50% interest in a partnership which owns certain facilities used in the Hydro-Quebec Phase II transmission project ("HQ-II") in which the Company is a participant. See "Joint Ventures."

     In 1996, 31.4% of the Company's kilowatt hour ("KWH") sales were to residential customers, 30.0% were to commercial customers, 37.8% were to industrial customers and 0.8% were to other customers. For additional information concerning the Company's sales, see Item 6, "Selected Financial Data", below.

     The Company's KWH sales are generally higher during the winter months, with the winter peak electric demand usually 15% higher than the summer peak. The maximum peak electric demand that the Company's system experienced during the 1996-1997 winter, as of March 20, 1997, was approximately 274.3 megawatts ("MW") on December 30, 1996. At that time the Company had approximately
420.8 MW of generating capacity and firm purchased power, comprised of 104 MW from Company-owned generating units, 61 MW from Maine Yankee Atomic Power Company's nuclear generating facility ("Maine Yankee"), 18 MW from Hydro Quebec, 54 MW from non-utility power producers, and 184 MW from short term economy purchases.

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

   The principal executive offices of the Company are located at 33 State Street, Bangor, Maine 04401; telephone (207) 945-5621.




     CERTAIN ISSUES FACING THE COMPANY

CHANGES IN THE ELECTRIC UTILITY INDUSTRY AND IN REGULATION - See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Developments for the Company and in the Electric Utility Industry and Potential Effects on Future Sales, Earnings and Dividend Policy" for a discussion of the effect of competition and other events on future sales, earnings and dividend policy. That discussion includes a description of the consideration by the legislature of the State of Maine of a plan to restructure the electric industry within the state to implement retail competition. Also included in Item 7 is a complete report on the Company's efforts to provide electric rates set at competitive levels to retain and attract customers, including a discussion of the MPUC Order in early 1995 approving substantial changes in the way the Company's prices are
established.   Finally, see Item 7 for an analysis the implications of those developments on the Company's future dividend policy.

MAINE YANKEE - The Company, through its equity investment totaling approximately $5.0 million at December 31, 1996, owns 7% of the common stock of Maine Yankee Atomic Power Company, which owns and operates an 880 megawatt nuclear generating plant in Wiscasset, Maine, and is entitled under a cost-based power contract to an approximately equal percentage of the plant's output. The Company's total payments in 1996 under its power purchase agreement with Maine Yankee were approximately $12.8 million. Maine Yankee's operating license expires in 2008.

Following a year-long shutdown for repairs to the steam generators in 1995, Maine Yankee has come under intense regulatory scrutiny in a series of events beginning in December 1995 with an anonymous letter about an allegedly faulty computer program. The events have evolved into a number of investigations by Maine Yankee's primary licensing authority, the United States Nuclear Regulatory Commission ("NRC") and by Maine Yankee itself. Concerns have included compliance with NRC regulations, conformance of the plant to design specifications, adequacy and condition of components and systems, and management issues. Many of these concerns remain unresolved. During the evolution of these events, the NRC itself has been subject to public criticism about the adequacy of its regulatory activities and its relationship with nuclear plant licensees, and in response the NRC has been implementing changes in its approach to oversight of licensees that are having the effect of amplifying the regulatory scrutiny. Civil enforcement proceedings have been initiated by the NRC to impose monetary penalties on Maine Yankee for alleged violations of regulations. The NRC has also referred certain issues to the United States Department of Justice for further investigation, which could result in further civil or criminal proceedings. The Company cannot predict the outcome of these investigations and proceedings.

Maine Yankee operated for part of 1996, but under a restriction imposed by the NRC that limited its operation to 90% of full power capacity pending the resolution of various issues (which are not yet resolved). The plant has been off-line since early December 1996 when it was shut down to address cable-separation and associated issues. Since then, Maine Yankee also determined that a substantial portion of the nuclear fuel in the reactor was defective and had to be replaced, thereby extending the shutdown into a refueling outage. During the refueling outage, Maine Yankee is continuing to attempt to resolve the other issues that led to the current shutdown, and will inspect the steam generators for degradation beyond that which was the subject of the 1995 repair. Such degradation has been identified at other plants of similar age and design as Maine Yankee. Satisfactory condition of the steam generators is a significant factor in the plant's continued operation.

Management changes are taking place at Maine Yankee. Maine Yankee's chief executive officer resigned in late 1996, and a management team from a firm experienced in nuclear generating plant operations has been retained.

The Company cannot predict how long Maine Yankee will remain out of service. The Company has been incurring replacement power costs of approximately $1 million per month while the plant has been out of service, and expects such costs to continue at the same rate until the plant returns to service. The market price for replacement power is being driven up somewhat because other nuclear power plants in New England are also indefinitely shut down. In addition to the replacement power costs, the Company is responsible for 7% of whatever additional costs are necessary to return Maine Yankee to service.
In December 1996 the Maine Yankee board of directors approved about $30 million in additional operating and maintenance costs for 1997 (in additional to incremental capital costs), and, while revised budgets have not been approved, these costs are now likely to be greater.

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

PROPOSED GAS PIPELINE PROJECT. On September 23, 1996, Maritimes & Northeast Pipeline, L.L.C. ("Maritimes") filed an application with the Federal Energy Regulatory Commission ("FERC") seeking authority under the Natural Gas Act to construct, install, own, operate and maintain certain new natural gas pipeline, compression and ancillary facilities in the State of Maine. The facilities for which authorization is sought comprise a portion of a proposed new high pressure natural gas pipeline system to transport gas in international commerce from Sable Island, Nova Scotia, Canada through New Brunswick, Maine, New Hampshire and into Massachusetts. As part of its system, Maritimes has proposed constructing lateral pipelines that would make significant quantities of natural gas available to industrial customers of the Company. On November 4, 1996, the Company filed with the FERC a motion to intervene in the Maritimes proceeding and requested that the FERC impose certain conditions on any certification of the proposed pipeline system. Specifically, the Company noted that if a customer were to use natural gas as a substitute energy source for its current usage of electrical energy, the Company and its remaining customers would be saddled with certain "stranded" costs that were incurred under traditional regulatory structures providing monopoly protection in return for the undertaking of an obligation to serve. The Company asked that if the FERC certifies the Maritimes project, the authorization should include the requirement that in order for any electric customer that opts to leave its current electric supplier (in whole or in part) to receive transmission service from the Maritimes project, it must agree to pay any stranded costs associated with that departure.

SIGNIFICANT CUSTOMER - Pursuant to a special rate contract approved by the Maine Public Utilities Commission, the rate for service provided by the Company to HoltraChem Manufacturing Company, L.L.C. ("HMC"), a significant customer, is based in part on a "revenue sharing" arrangement whereby the revenues for service vary depending on the price and volume of product sold by HMC to its customers. During 1996, revenue sharing payments from HMC totaled approximately $3.5 million. HMC's principal business is selling chlorine and caustic soda, primarily to the paper industry in the State of Maine. The Company is unable to predict future market conditions for HMC s products.

     CONSTRUCTION PROGRAM

     The Company's construction program consists of extensions and improvements of its transmission and distribution facilities, construction of new generating stations or capital improvements to existing generating stations, capital improvements to the Company's internal computer and information systems and other general projects within the Company's service area. The Company projects that capital expenditures will aggregate approximately $40-50 million in the period 1997 through 1999.

     RATES AND REGULATION

RATE MATTERS - On March 3, 1997, the Company filed with the Maine Public Utilities Commission a notice of its intent to file a request for a general increase in rates. Such notice is required by Maine statute to be made at least 60 days in advance of the filing of such a request. In the notice, the Company notified the Commission that it expected to seek a two step rate increase of $5 million beginning in 1998 and $4.5 million beginning in 1999. This would represent an overall increase of about 3% per year over the two year period. The Company also informed the Commission that this estimated request assumes that the Company will achieve a restructuring of its purchase power contract with the Penobscot Energy Recovery Company s generating plant in Orrington, Maine (See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Developments for the Company and in the Electric Utility Industry and Potential Effects on Future Sales, Earnings and Dividend Policy - Impact on the Company and the Company s Response to Financial Pressures and Item 8, Financial Statements & Supplementary Data - Notes to Consolidated Financial Statements - 6. Jointly Owned Facilities and Power Supply Commitments - Small Power Production Facilities ) and that the Maine Yankee nuclear power plant will return to service by 1998. If either of these events do not occur, the Company would
expect to request a larger rate increase.   Under Maine law, after the filing
of the formal request for a change in rates by a utility, the Commission has nine months to investigate the request. If the Commission took the full period allowed for such an investigation, new rates would be implemented in February, 1998. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Developments for the Company and in the Electric Utility Industry and Potential Effects on Future Sales, Earnings and Dividend Policy - Restructuring the Industry", incorporated herein by reference, for a further discussion of recent changes in the way the Company's prices will be established in the future and for a description of the ongoing involvement by the MPUC in rate matters.

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

     The following table sets forth certain information with regard to such licenses.


                Licensed       Issue Date of       Current Expiration
 Project        Capacity      Original License           Date
---------       --------      ------------------   ----------------------

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

   Under the power contract between the Company and Bangor-Pacific, if the West Enfield Project operates as anticipated, payments by the Company to Bangor-Pacific are estimated at $7.5 million annually (without consideration of any distributions by the joint venture to the partners). In 1996, the Company paid approximately $8.25 million to Bangor-Pacific under this power contract. The Company would be required to make payments under the contract, regardless of whether any power were delivered, of approximately $4 million per year. However, the Company has the right to terminate the contract upon thirty-days' written notice if the failure to deliver power continues for a period of 112 consecutive months.

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


     EMPLOYEES

     At December 31, 1996, the Company had 429 full time employees approximately 42% of whom were represented by a local union affiliated with the International Brotherhood of Electrical Workers (AFL-CIO). The present contract expires December 31, 1998. On February 26, 1997, the employees of the Company s customer service center, approximately 50 employees, voted to join the International Brotherhood of Electrical Workers (AFL-CIO). To date no contract has been negotiated between the Company and the union with respect to these new members. However, the Company believes that such contract negotiations are likely to be completed during 1997. The Company believes that its relations with its employees are satisfactory.


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

   The Company's sources of generation for electric sales to its customers (net of off-system sales to other utilities) for 1996, 1995 and 1994 by type of fuel is shown below.

     Source                             1996      1995      1994
     ------                             ----      ----      ----
     Hydroelectric (Company*).......     17%       14%       15%

     Nuclear Generation (Maine Yankee)   19%        1%       25%

     Oil (Company)...................     2%        3%        2%

     Biomass/Refuse (purchased)......     6%        6%        8%

     NEPOOL/other purchases..........    56%       76%       50%
                                         ----     ----      ----

        Total.......................    100%      100%      100%
                                        ====      ====      ====

-------------------

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

   In addition, the Company owns more than 600 miles of transmission lines and more than 3,500 miles of distribution lines to serve its customers. Other properties consist of office, garage and warehouse facilities at various locations in its service area.


     POWER PURCHASE CONTRACTS

     The following chart sets forth information concerning the Company's major power purchase contracts exclusive of Maine Yankee.


                                               Contracted Quantity of
  Seller            Term of Contract             Capacity or Energy
----------       ----------------------      --------------------------

Bangor-Pacific*   August 21, 1986 through    Total output of energy
(Hydroelectric)   May 31, 2024, at which     from facility with name
                  time Company can either    plate rating of not more
                  purchase the facility      than 16 MW
                  at its fair market value
                  or extend the contract
                  for an additional 15
                  years (if the West
                  Enfield Project's FERC
                  license is also
                  extended)

Penobscot Energy  January 21, 1984 through   Total output of firm
Recovery Company  February 28, 2018          energy; minimum annual
("PERC")(Refuse)                             delivery of 105,000,000
                                             KWH up to a maximum of
                                             166,440,000 KWH per
                                             calendar year

Great Northern    No Fixed Term              Approximately 20 MW
Paper Co.
(Cogeneration)

New England       November 1, 1994 through   30 MW and associated energy
Power Company     October 31, 1999           from two designated nuclear
                                             units

New England       January 1, 1996 through    25 MW and associated energy
Power Company     October 31, 1998           from a designated system
                                             contract

United Illumi-    November 1, 1994 through   30 MW and associated energy
nating Company    October 31, 1997           from a designated oil unit

New Brunswick     November 1, 1994 through   45 MW system purchase of
Power             October 31, 1997           capacity and energy

New Brunswick     April 1, 1996 through      10 MW system purchase of
Power             October 31, 1998           capacity and energy (months
                                             of April-October only)

                                               Contracted Quantity of
  Seller            Term of Contract             Capacity or Energy
----------       ----------------------      --------------------------

Great Bay Power   January 1,1996 through     10 MW and associated energy
Corporation       March 31, 1998             from a designated nuclear
(through PECO                                unit (November-March only)
Energy Company)

Great Bay Power   No Fixed Term              15 MW and associated energy
Corporation                                  under a service agreement
(through PECO                                for market based purchases
Energy Company)

Central Maine     No Fixed Term              29 MW and associated energy
Power Company                                under a service agreement
                                             for market based purchases

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

PLANT REGULATORY AND OPERATIONAL ISSUES - Prior to 1995, the Maine Yankee unit, like other pressurized-water reactors, had been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of steam generator tubes. In the past, the detection of defects had resulted in the plugging of those tubes to prevent their subsequent use. During the refueling-and-maintenance shutdown that commenced in early February of 1995, Maine Yankee detected through new inspection methods substantially increased degradation of the Plant's steam generator tubes to the extent that approximately 60 percent of the Plant's 17,000 steam generator tubes appeared to have defects to some degree, which eliminated mitigating the problem by plugging the tubes with indicated defects.

     Following a detailed analysis of the safety, technical and financial considerations associated with repair of the degraded steam generator tubes, Maine Yankee elected to repair the tubes by inserting and welding short reinforcing sleeves of an improved material in substantially all of the Plant's steam generator tubes. Similar repairs had been completed at other nuclear plants in the United States and abroad, but not on the scale of the Maine Yankee project. With Westinghouse Electric Corporation as the general contractor, the sleeving project started in early June of 1995, after approval of the Westinghouse sleeving process by the NRC, and was essentially complete in early December. The project caused Maine Yankee to incur costs of approximately $27 million during 1995.

     On December 4, 1995, when the sleeving project was substantially complete, Maine Yankee obtained a copy of a letter from the Union of Concerned Scientists, an organization with a history of opposing nuclear power, to a State of Maine nuclear safety official based on documentation from an anonymous employee or former employee of Yankee Atomic Electric Company ("Yankee"), an affiliate of the Company that has regularly performed nuclear engineering and related services for the Company and other nuclear plant operators. The letter contained allegations that Yankee had knowingly performed inadequate analyses to support two license amendments to increase the rated thermal power at which the Maine Yankee Plant could operate. It was further alleged in the letter that Maine Yankee deliberately misrepresented the analyses to the NRC in seeking the license amendments.
The allegedly inadequate analyses related to the operation of the Plant's emergency core cooling system ("ECCS") and the calculation of the Plant containment's peak postulated accident pressure, both under certain assumed accident conditions. The analyses were used in support of license amendments that authorized Plant power uprates from 2440 megawatts thermal, a level equal to approximately 90 percent of the maximum electrical capability of the Plant, to its current 100-percent rated level of 2700 megawatts thermal.

     In response to technical issues raised by the allegations, the NRC initiated a special technical review of the safety analyses performed by Yankee relating to Maine Yankee's license amendment applications for the power uprates. At the same time, Maine Yankee and Yankee initiated intensive internal investigations of the allegations and provided responsive information and documentation to the NRC. Subsequently, the NRC informed Maine Yankee that the allegations would be the subject of investigations by the NRC's Office of Investigations ("OI") and the Office of the Inspector General ("OIG").

     On January 3, 1996, the NRC issued a "Confirmatory Order Suspending Authority For And Limiting Power Operation And Containment Pressure (Effective Immediately) And Demand For Information" (the "Order"). The Order limited the power output of the Maine Yankee Plant to approximately 90 percent of its rated maximum until the NRC had reviewed and approved a Plant-specific ECCS analysis and ordered that internal containment pressure be limited until the NRC had reviewed the design-basis analysis of containment pressure. The Order further contained a request for information prior to restart, which Maine Yankee satisfied.

     On January 10, 1996, Maine Yankee filed with the NRC information specified in the Order that it believed supported operation of the Plant at up to 90 percent of the Plant's capability and the Plant began normal operation at the 90-percent level on January 24, 1996. On April 25, 1996, Maine Yankee submitted the ECCS analysis requested in the Order.

     In December 1995 the OIG and OI initiated separate investigations of the anonymous allegations of wrongdoing by Maine Yankee and Yankee. On May 9, 1996, the OIG, which was responsible for investigating only the actions of the NRC Staff and not those of Maine Yankee or Yankee, issued its report on its investigation. The report found deficiencies in the NRC Staff s review, documentation, and communications practices in connection with the license amendments, as well as "significant indications of possible licensee violations of NRC requirements and regulations." Any such violations by Maine Yankee or Yankee are within the purview of the OI investigation. Maine Yankee was advised on September 19, 1996, that the NRC had asked the U.S. Department of Justice to review the OI investigation report. Maine Yankee cannot predict the outcome of that review. An internal assessment by Maine Yankee and Yankee noted several areas that could have been improved, including regulatory communications, definition of responsibilities between Maine Yankee and Yankee, and documentation and tracking of regulatory compliance. A separate internal investigation of issues raised by the anonymous allegations commissioned by the boards of directors of Maine Yankee and Yankee and conducted by an independent law firm found no wrongdoing by Maine Yankee, Yankee or any of their employees.

     On June 7, 1996, the NRC formally notified Maine Yankee that it would conduct an "Independent Safety Assessment" ("ISA") of the Plant as a "follow-on" to the OIG report and to provide an independent evaluation of the safety performance of Maine Yankee by a team of NRC personnel and contractors who were "independent of any recent or significant involvement with the licensing, regulation or inspection of Maine Yankee, with State of Maine involvement." The NRC conducted the ISA in the summer of 1996 and released its report on October 7, 1996.

     The detailed ISA report identified both deficiencies and strengths in Maine Yankee's performance, and concluded that overall performance at Maine Yankee was "adequate" for operation of the Plant. The ISA team stressed that the deficiencies noted in the report stemmed from two closely related root causes, specifically, (1) that economic pressure to be a low-cost energy provider had limited available resources to address corrective actions and some improvements, and (2) that a questioning culture was lacking at Maine Yankee, which had resulted in a failure to identify or promptly correct significant problems in areas perceived by Maine Yankee to be of low safety significance. In a letter to Maine Yankee accompanying the ISA report Chairman of the NRC Shirley Ann Jackson noted that although overall performance at Maine Yankee was considered adequate for operation, a number of significant weaknesses and deficiencies identified in the report would result in NRC violations. The letter also directed Maine Yankee to provide to the NRC its plans for addressing the root causes of the deficiencies noted in the ISA and identified the NRC offices that would be responsible for overseeing corrective actions and taking appropriate enforcement actions against Maine Yankee.

     On December 10, 1996, Maine Yankee filed its formal response to the ISA report with the NRC. In the response Maine Yankee indicated that it would spend substantial sums on improvements in several areas in 1997 to address the root causes and associated deficiencies noted in the report, and that the improvements would include physical and operating changes at the Plant, along with a ten-percent increase in staffing, primarily in the engineering and maintenance areas, and other changes. In a release accompanying the response, Maine Yankee stated that a "fundamental shift in corporate culture" would accompany the changes and that Maine Yankee would not seek to return the Plant to the 100-percent power level from its authorized 90-percent level until it had also reviewed the margins on all the key safety systems at the Plant, which had been another matter of concern to the NRC.

     The December 1995 allegations caused the Plant's extended tube-sleeving outage to be further extended into January 1996, and the Plant returned to the 90-percent operating level on January 24, 1996. The Plant operated substantially at that level until July 20, 1996, when it was taken off-line after a comprehensive review by Maine Yankee of the Plant s systems and equipment revealed a need to add pressure-relief capacity to a section of the Plant s primary component cooling system. On August 18, 1996, while the Plant was in the restart process, Maine Yankee conducted a review of its electrical circuitry testing procedures pursuant to a generic NRC letter to nuclear-plant licensees that was intended to ensure that the electrical logic features of safety systems be routinely tested. During the expanded review, Maine Yankee found a deficiency in an electrical circuit of a safety system and therefore elected to conduct an intensified review of other safety-related circuits to resolve immediately any questions as to the adequacy of related testing procedures. The Plant returned to the 90-percent operating level on September 3, 1996.

     On December 6, 1996, Maine Yankee took the Plant off-line again to resolve cable-separation and other operational and design issues. On January 3, 1997, Maine Yankee announced that it would use the opportunity presented by that outage to inspect the Plant s 217 fuel assemblies, since daily monitoring had indicated evidence of minor leakage in a small number of the Plant s 38,000 fuel rods. As a result of the inspection, Maine Yankee determined that all of the assemblies manufactured by one supplier and currently in the reactor core (approximately one-third of the total) would have to be replaced before the Plant could be restarted. Maine Yankee will therefore keep the Plant off-line for refueling, which had previously been scheduled for late 1997. In addition, Maine Yankee will make use of the outage to conduct a thorough inspection of the Plant s steam generators, commencing approximately April 1, 1997, for deterioration beyond that which was repaired during the extended 1995 outage. Degradation of steam generators of the age and design of those in use in the Plant has been identified at other plants. If major repairs to, or replacement of, the steam generators were found to be necessary for continued operation of the Plant, Maine Yankee would review the economics of continued operation before incurring the substantial capital expenditures that would be required. The Company cannot predict the results of the inspection.

     On January 29, 1997, the NRC announced that it had placed the Plant on its "watch list," in "Category 2," which includes plants that display "weaknesses that warrant increased NRC attention," but which are not severe enough to warrant a shut-down order. Plants in Category 2 remain in that category "until the licensee demonstrates a period of improved performance." The Plant is one of fourteen nuclear units on the watch list announced that day by the NRC, which regulates over 100 civilian nuclear power plants in the United States.

     On February 13, 1997, Maine Yankee and Entergy Nuclear, Inc.
("Entergy"), which is a subsidiary of Entergy Corporation, a Louisiana-based utility holding company and leading nuclear plant operator, entered into a contract under which Entergy is providing management services to Maine Yankee. At the same time, officials from Entergy assumed management positions, including President, at Maine Yankee.

     While the Plant is out of service Maine Yankee, in addition to successfully completing the refueling and the inspection of the steam generators, must resolve the cable-separation issues and other known regulatory issues, as well as any additional issues that are discovered during the outage. The Company must obtain the approval of the NRC Staff to restart the Plant, following a mandated NRC process that includes an NRC-approved restart plan and opportunities for public participation. Maine Yankee submitted its Restart Readiness Plan ("RRP") to the NRC on March 7, 1997. The NRC has scheduled the initial public meeting for review of the RRP for April 3, 1997. In December 1996 the Maine Yankee board of directors approved about $30 million in additional operating and maintenance costs for 1997 (in additional to incremental capital costs). While revised budgets have not been approved, Maine Yankee now estimates that its operations and maintenance costs will increase by a total of approximately $47 million in 1997, net of refueling costs. The Company believes the Plant will be out of service at least until August 1997, but cannot predict when or whether all of the regulatory and operational issues will be satisfactorily resolved or what effect the ultimate total of the repairs and improvements to the Plant will have on the economics of operating the Plant.

NUCLEAR FUEL STORAGE: Federal legislation enacted in 1987 directed the DOE to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) disposal site at Yucca Mountain, Nevada. The legislation also provided for the possible development of a Monitored Retrievable Storage ("MRS") facility and abandoned plans to identify and select a second permanent disposal site. An MRS facility would provide temporary storage for high-level waste prior to eventual permanent disposal. In late 1989, the DOE announced that the permanent disposal site was not expected to open before 2010, although originally scheduled to open in 1998.

     The Nuclear Waste Policy Act of 1996 (S. 1936), approved by the United States Senate on July 31, 1996, would provide for an interim federal high-level waste storage facility to commence operation by November 30, 1999, if Yucca Mountain is found to be a stable repository site, and authorizes the DOE to develop an integrated spent-fuel management program. A generally similar bill is pending in the House of Representatives. The Company cannot predict whether or in what form the legislation will be adopted.

     In June 1994, several nuclear utilities other than Maine Yankee filed suit against the DOE. The utilities sought a declaration from the United States Court of Appeals for the District of Columbia that the Nuclear Waste Policy Act requires the DOE to take responsibility for spent nuclear fuel in 1998. On July 23, 1996, the court held that the DOE is obligated to start disposing of [spent nuclear fuel] no later than January 31, 1998. In October 1996 the DOE announced that it would not appeal the decision. The Company cannot predict when or how the DOE will satisfy its responsibility.

     Under the terms of a license amendment approved by the NRC in 1984, the present storage capacity of the spent fuel pool at the Plant will be reached in 1999, and after 1997 the available capacity of the pool will not accommodate a full-core removal. After consideration of available technologies, the Company elected to provide additional capacity by replacing the fuel racks in the spent fuel pool at the Plant and, in January 1993, filed with the NRC seeking authorization to implement the plan. On March 15, 1994, the NRC granted the authorization, and the installation of the new racks is scheduled to be completed during 1997. The Company believes that the replacement of the fuel racks will provide adequate storage capacity through the Maine Yankee's licensed operating life, but cannot predict with certainty the effect on the future cost of spent fuel disposal.

NUCLEAR INSURANCE: In accordance with the Price-Anderson Act, the limit of liability for a nuclear-related accident is approximately $8.9 billion. The primary layer of insurance for the liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $8.7 billion, based on 110 licensed reactors. The secondary layer is based on a retrospective premium assessment of $79.275 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per accident. In addition, the retrospective premium is subject to inflation-based indexing at five-year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection, each licensee can be assessed an additional 5 percent ($3.775 million) of the maximum retrospective assessment.

     Numerous liability claims were filed as a result of the 1979 accident at Three Mile Island Unit No. 2 in Pennsylvania. On June 7, 1996, all of the lawsuits claiming personal injuries as a result of that accident were dismissed prior to trial by the United States District Court in which the suits were to be heard. The suits are subject to appeal. If the first layer of coverage carried by the owners of the unit should be exhausted to pay such claims, Maine Yankee and other licensees in the United States would be assessed as part of the secondary layer. The Company cannot predict the outcome of any appeals or whether or when secondary-layer assessments will be required, but, in any event, Maine Yankee s assessment would be limited to $5 million.

     In addition to the insurance required by the Price-Anderson Act, Maine Yankee carries all-risk nuclear property damage insurance in the amount of $500 million plus additional excess nuclear property insurance in the amount of $2.25 billion. The all-risk nuclear property damage insurance of $500 million is obtained from the commercial insurance market and is not subject to retrospective premium assessments. The excess insurance of $2.25 billion is provided by a nuclear electric utility industry insurance company through a combination of current premiums, retrospective premium assessments and reinsurance. If the insurance company experiences losses in excess of its capacity to pay them, each participating utility may be assessed a retrospective premium of up to 5 times its premium with respect to industry losses in any policy year, which could range up to approximately $15.1 million for the Company. This excess coverage amount is the maximum offered by the industry mutual company.

LOW-LEVEL WASTE DISPOSAL: The federal Low-Level Radioactive Waste Policy Amendments Act (the "Waste Act"), enacted in 1986, required operating disposal facilities to accept low-level nuclear waste from other states until December 31, 1992. Maine did not satisfy its milestone obligation under the Waste Act requiring submission of a site license application by the end of 1991, and therefore became subject to surcharges on its waste and did not have access to regulated disposal facilities after the end of 1992. Maine Yankee then began storing all low-level waste generated at an on-site storage facility. On July 1, 1995, however, the State of South Carolina restored access to its facility and Maine Yankee has been shipping its low-level waste to the South Carolina facility for disposal.

     The states of Maine, Texas and Vermont have been pursuing the implementation of a compact for the disposal of low-level waste at a site in Texas. The ratification bill for the compact is before Congress for consideration at its 1997 session. The compact provides for Texas to take Maine's low-level waste over a 30-year period for disposal at a planned facility in west Texas. In return, Maine would be required to pay $25 million, assessed to the Company by the State of Maine, payable in two equal installments, the first after ratification by Congress and the second upon commencement of operation of the Texas facility. In addition, Maine Yankee would be assessed a total of $2.5 million for the benefit of the Texas county in which the facility would be located and would also be responsible for its pro-rata share of the Texas governing commission's operating expenses. The Maine Low-Level Radioactive Waste Authority suspended its search for a suitable disposal site in Maine and, as of June 30, 1994, ceased operations.

     In the event the required ratification by Congress is not obtained, subject to continued NRC approval, Maine Yankee will ship low-level waste offsite for disposal in South Carolina or other available sites as long as the sites are available, reserving its capacity to store approximately ten to twelve years' production of low-level waste at its facility at the Plant site. Subject to obtaining necessary regulatory approval, the Company could also build a second facility on the Plant site. The Company believes it is probable that Maine Yankee will have adequate storage capacity for such low-level waste available on-site, if needed, through the current licensed operating life of the Plant, to October 21, 2008.

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

HAZARDOUS SUBSTANCE SITE: Maine Yankee has been notified by the Maine Department of Environmental Protection ("DEP") that it is one of many potentially responsible parties under the Maine Uncontrolled Hazardous Substance Sites law for having arranged for the transport of hazardous substances to sites owned by the Portland Bangor Waste Oil Company that have been designated uncontrolled hazardous substance sites by the DEP. Under the Maine law, each responsible party is jointly and severally liable for costs associated with the abatement, cleanup or mitigation of the hazards at such a site. Since the investigations by the DEP and Maine Yankee are in their early stages and a large number of potentially responsible parties is involved, the Company cannot now predict the amount of costs that Maine Yankee will ultimately be required to assume.

     ENVIRONMENTAL MATTERS

     The Company is regulated by the United States Environmental Protection Agency ("EPA") as to compliance with the Federal Water Pollution Control Act, the Clean Air Act, and several federal statutes governing the treatment and disposal of hazardous wastes. The Company is also regulated by the Maine Department of Environmental Protection under various Maine environmental statutes. Although the Company is actively engaged in complying with these federal and state acts and statutes, the costs of which are significant, it has not, to date, encountered material difficulties in connection with such compliance.

     In 1992, the Company received notice from the Maine Department of Environmental Protection that it was investigating the cleanup of several sites in Maine that were used in the past for the disposal of waste oil and other hazardous substances, and that the Company, as a generator of waste oil that was disposed at those sites, may be liable for certain cleanup costs. The Company learned in October 1995 that the United States Environmental Protection Agency (the EPA ) placed one of the sites on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act. In November, 1996, the Company received a Request for Information from the EPA regarding use of the site during the period between 1965 and 1980. With respect to this site, the Company is one of a number of waste generators under investigation, and it is too early in the process to speculate on the extent of the Company's potential liability. As to the only other site which has been listed by the MDEP as an Uncontrolled Hazardous Substance Site, the Company was informed that it is considered a de minimis generator.

     The Company estimates that during 1997 it will spend approximately $350,000 in operations expenses and $115,000 in capital expenditures to comply with environmental standards for air, water and hazardous materials.


     EXECUTIVE OFFICERS OF THE COMPANY

     The following are the present executive officers of the Company with all positions and offices held. There are no family relationships between any of them nor are there any arrangements pursuant to which any were selected as officers.

Name                    Age    Office and Year First Elected
-----------------       ---    ---------------------------------

Robert S. Briggs         53    President & Chief Executive
                               Officer since January 1991

Carroll R. Lee           47    Senior Vice President and
                               Chief Operating Officer since
                               December, 1996

Frederick S. Samp        46    Vice President - Finance &
                               Law since 1995; Treasurer since
                               1995; Chief Financial Officer
                               since 1995

Paul A. LeBlanc          49    Vice President - Human Resources
                               & Information Services since
                               November, 1996

     Each of the executive officers has for more than the last five years been an officer or employee of the Company. Mr. Briggs was Vice President and General Counsel from 1979 until 1987, Vice President-Law and Public Affairs from 1987 until 1988, Executive Vice President & Chief Operating Officer from 1988 until 1989 and President and Chief Operating Officer from 1989 until 1991. From 1983 through 1984, Mr. Lee was Vice President-Power Supply and Planning and he served as Vice President-Engineering and Operations from 1985 until 1987, Vice President-Planning & Development from 1987 until 1990 and Vice President-Operations from 1990 until 1996. Mr. Samp was Corporate Counsel, Corporate Secretary and Clerk from 1985 until 1988 and General Counsel, Corporate Secretary and Clerk from 1988 until 1995. Mr. LeBlanc was Vice President-Administration from 1978 until 1987, Vice President-Customer Services from 1987 until 1988 and Assistant to the President from 1988 until 1996.


ITEM 3  LEGAL PROCEEDINGS

     See Note 9 to the Company's Financial Statements for a discussion of potential liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     As of December 31, 1996, there were 7,734 holders of record of the Company's common stock.

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
  Second Quarter...............  12 3/8      9 1/8      .18
  Third Quarter................  12 1/2     10 1/4      .18
  Fourth Quarter...............  12 3/4     11 1/8      .18

1996
----
  First Quarter................  12 1/2     10 1/4      .18
  Second Quarter...............  11         10          .18
  Third Quarter................  10 3/4      9 7/8      .18
  Fourth Quarter...............  10 3/8      9 1/4      .18


1997
----
 First Quarter
     (through March 21, 1997)..   9 1/2      6          .00

     A cash dividend of $.18 per common share was declared for each of the four quarters of 1996. The fourth quarter dividend of $18 was paid on January 20, 1997 to stockholders of record on December 31, 1996. As a result of current financial pressures, including ongoing difficulties at the Maine Yankee nuclear power plant, the Company did not declare a quarterly dividend on its common stock at a regular meeting of the Company's Board of Directors held on March 19, 1997.

     The Company's credit agreements with its lending banks and the Finance Authority of Maine contain a number of covenants keyed to the Company's financial condition and performance. One such covenant prohibits the Company from paying out in dividends on its common stock more than 70% of its earnings applicable to common stock in any calendar year.



ITEM 6 - SELECTED FINANCIAL DATA



                                      Bangor Hydro-Electric Company
                                       SIX YEAR STATISTICAL SUMMARY
                                              (Unaudited)


                                                  1996        1995        1994           1993          1992         1991
----------------------------------------------------------------------------------------------------------------------------
MEGAWATT HOURS (MWH) GENERATED AND PURCHASED

  Hydro Generation (Company)                     321,532     275,810     271,616        275,694       305,011      313,629
  Nuclear Generation (Maine Yankee)              348,719      13,606     456,871        395,665       368,641      430,879
  Oil (Company)                                   26,912      50,706      35,759         47,115        80,770       70,681
  Biomass/Refuse                                 163,279     177,558     190,218        281,260       307,451      338,376
  NEPOOL/Other Purchases                       1,359,116   1,540,530     958,363        937,431       767,306      702,818
----------------------------------------------------------------------------------------------------------------------------
     Total Generated & Purchased               2,219,558   2,058,210   1,912,827      1,937,165     1,829,179    1,856,383
       Less Line Losses and Company Use          141,426     140,128     136,908        135,561       131,764      122,370
----------------------------------------------------------------------------------------------------------------------------
  Remainder - MWH sold                         2,078,132   1,918,082   1,775,919      1,801,604     1,697,415    1,734,013
============================================================================================================================
CLASSIFICATION OF SALES - MWH
  Residential                                    536,490     513,076     516,470        515,242       521,889      517,259
  Commercial                                     512,433     511,720     507,285        500,488       490,861      483,376
  Industrial                                     647,985     686,386     611,876        615,314       563,734      539,565
  Lighting                                         8,945       9,547       9,416          9,590         9,876       10,615
  Wholesale                                        4,486      10,961      11,705         10,311        10,462       10,880
----------------------------------------------------------------------------------------------------------------------------
     Total MWH Billed to Customers             1,710,339   1,731,690   1,656,752      1,650,945     1,596,822    1,561,695
       Unbilled Sales - Net Increase (Decrease)    2,998       4,658       6,366          2,001       (11,832)       4,175
----------------------------------------------------------------------------------------------------------------------------
     Total Delivered Sales (MWH)               1,713,337   1,736,348   1,663,118      1,652,946     1,584,990    1,565,870
       (Less) Interruptible Sales                237,553     295,818     231,128        254,359       208,066      203,108
----------------------------------------------------------------------------------------------------------------------------
       Total Firm Delivered Sales (MWH)        1,475,784   1,440,530   1,431,990      1,398,587     1,376,924    1,362,762
     Off-System Sales                            364,795     181,734     112,801        148,658       112,425      168,143
----------------------------------------------------------------------------------------------------------------------------
  Total Energy Sales (MWH)                     2,078,132   1,918,082   1,775,919      1,801,604     1,697,415    1,734,013
============================================================================================================================

ELECTRIC OPERATING REVENUES AND EXPENSES (000'S)

OPERATING REVENUES
  Residential                                 $   66,805  $   66,061  $   64,008     $   64,244    $   66,429   $   58,510
  Commercial                                      54,168      55,030      53,410         53,599        53,806       46,859
  Industrial                                      38,947      39,929      37,040         39,508        39,340       34,047
  Lighting                                         2,032       2,051       2,010          1,915         1,933        1,755
  Wholesale                                          314         859         937            903           895          898
----------------------------------------------------------------------------------------------------------------------------
     Total Revenue From Customers             $  162,266  $  163,930  $  157,405     $  160,169    $  162,403   $  142,069
       Unbilled Sales-Net Increase (Decrease)        408         210       1,450           (237)         (964)       2,642
----------------------------------------------------------------------------------------------------------------------------
     Total Revenue                            $  162,674  $  164,140  $  158,855     $  159,932    $  161,439   $  144,711
       (Less) Interruptible Revenue                9,537      11,149       8,450          8,876         8,331        8,040
----------------------------------------------------------------------------------------------------------------------------
     Total Firm Revenue                       $  153,137  $  152,991  $  150,405     $  151,056    $  153,108   $  136,671
       Off-System Revenue                         18,384      14,098      12,750         15,326        13,857       15,736
----------------------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                 $  181,058  $  178,238  $  171,605     $  175,258    $  175,296   $  160,447
============================================================================================================================

OPERATING EXPENSES
  Fuel Used in Generation                     $   78,477  $   98,684  $  104,132     $  116,386    $  114,943   $  107,074
  Operating and Maintenance Expense               32,441      35,711      33,498         29,474        27,042       25,253
  Depreciation and Amortization                   29,965      20,544      10,333          6,447         6,789        6,615
  Taxes                                           10,249       6,306       8,803          8,866         9,499        6,856
----------------------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                 $  151,132  $  161,245  $  156,766     $  161,173    $  158,273   $  145,798
============================================================================================================================

SUMMARY OF OPERATIONS (000'S)

  Operating Revenue                           $  187,374  $  184,914  $  174,098     $  177,972    $  176,789   $  162,243
  Operating Expenses                             151,132     161,245     156,766        161,173       158,273      145,798
  Other Income (including equity AFDC)             1,466         760       1,308         (2,657)*       1,690        2,367
  Interest Expense (net of borrowed AFDC)         26,425      20,092      11,183          8,805         9,952       10,614
----------------------------------------------------------------------------------------------------------------------------
     Net Income                               $   11,283  $    4,337  $    7,457     $    5,337 *  $   10,254   $    8,198
       Less Preferred Dividends                    1,537       1,702       1,652          1,646         1,613        1,613
----------------------------------------------------------------------------------------------------------------------------
     Earnings on Common Stock                 $    9,746  $    2,635  $    5,805     $    3,691 *  $    8,641   $    6,585
============================================================================================================================


SELECTED FINANCIAL DATA
  Total Assets (000's)                        $  556,629  $  566,076  $  381,250     $  373,521    $  288,867   $  279,483

ELECTRIC PLANT (000'S)
  Total Electric Plant                        $  341,526  $  323,664  $  303,637     $  281,606    $  255,601   $  232,079
  Depreciation Reserve                            87,736      81,934      75,667         71,184        67,645       66,111
----------------------------------------------------------------------------------------------------------------------------
     Net Electric Plant                       $  253,790  $  241,730  $  227,970     $  210,422    $  187,956   $  165,968
============================================================================================================================

CAPITALIZATION (000'S)
  Short-Term Debt                             $   32,500  $   35,000  $   27,000     $   36,000    $   15,000   $   28,500
  Long-Term Debt                                 274,221     288,075     116,367        119,126       100,685       81,515
  Redeemable Preferred Stock                      10,670      12,070      13,740         15,168        15,102       15,068
  Preferred Stock                                  4,734       4,734       4,734          4,734         4,734        4,734
  Common Equity                                  108,321     103,192     105,658         93,944        82,230       79,797
----------------------------------------------------------------------------------------------------------------------------
     Total                                    $  430,446  $  443,071  $  267,499     $  268,972    $  217,751   $  209,614
============================================================================================================================
CAPITAL STRUCTURE RATIOS (%)
  Short-Term Debt                                    7.5%        7.9%       10.1%          13.4%          6.9%        13.6%
  Long-Term Debt                                    63.7%       65.0%       43.5%          44.3%         46.2%        38.9%
  Preferred Stock                                    3.6%        3.8%        6.9%           7.4%          9.1%         9.4%
  Common Stock                                      25.2%       23.3%       39.5%          34.9%         37.8%        38.1%
----------------------------------------------------------------------------------------------------------------------------
     Total                                         100.0%      100.0%      100.0%         100.0%        100.0%       100.0%
============================================================================================================================

MISCELLANEOUS STATISTICS
  Shares Outstanding (Average)                 7,336,174   7,264,360   6,947,746      5,862,411     5,393,306    4,947,232
  Shares Outstanding (Year End)                7,363,424   7,301,557   7,185,143      6,225,394     5,420,955    5,370,684
  Number of Stockholders (Year End)                7,734       8,250       7,705          7,511         7,325        7,116
  Earnings per Common Share                   $     1.33  $     0.36  $     0.84     $     0.63 *  $     1.60   $     1.33
  Dividends Declared per Common Share         $     0.72  $     0.87  $     1.32     $     1.32    $     1.32   $     1.29
  Book Value per Common Share                 $    14.71  $    14.13  $    14.71     $    15.09    $    15.17   $    14.86

  Return on Common Equity                           9.09%       2.51%       5.55%          3.99%*       10.60%        8.81%
  Ratio of AFDC to Common Stock Earnings              12%         48%         45%           143%*          28%          29%
  Ratio of Earnings to Fixed Charges                1.50        1.14        1.49           1.04 *        1.96         1.65
  Payout Ratio                                        54%        242%        157%           210%*        82.5         97.0 %
  Percentage of Construction Expenditures
    Funded Internally                                100%        100%         86%            72%           70%          37%%
============================================================================================================================

RESIDENTIAL CUSTOMER DATA
  Average Number of Customers                     88,100      86,194      85,041         84,211        83,305       82,568
  Kilowatt-Hours per Customer                      6,090       5,953       6,073          6,118         6,265        6,265
  Revenue per Customer                        $   758.29  $   766.42  $   752.67     $   762.89    $   797.42   $   708.63
  Revenue per Kilowatt-Hour in cents               12.45       12.88       12.39          12.47         12.73        11.31
============================================================================================================================

MISCELLANEOUS SYSTEM DATA
  Net System Capability at Time of Peak
    (MW) Firm                                     373.04      330.01      340.45         341.17        342.39       337.29
  System Peak Demand (MW) (Winter Peak)           274.32      267.98      275.84         267.42        253.27       264.17
  Reserve Margin at Time of Peak                    36.0%       23.2%       23.4%          27.6%         35.2%        27.7%
  System Load Factor                                77.0%       79.9%       73.5%          76.4%         77.2%        73.0%
============================================================================================================================


  * Includes the reserve established on certain licensing activites in 1993 ($5.6 million after taxes or $.95 per common share).  (See note 6).




MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RECENT DEVELOPMENT FOR THE COMPANY AND IN THE ELECTRIC UTILITY INDUSTRY AND POTENTIAL EFFECTS ON FUTURE SALES, EARNINGS AND DIVIDEND POLICY

"Restructuring" the Industry - The electric utility industry in the United States is undergoing fundamental change. Electric utilities have for many years been vertically-integrated entities combining the responsibility for the provision of power supply and the delivery and sale of it as a legal monopoly in a franchise territory. In return for monopoly status, electric utilities have been subject to comprehensive regulation at the state and federal level. From the perspective of common equity investors, the industry has been viewed as relatively stable and of relatively low risk. Stockholders have had a general expectation of returns consistent with the level of profit allowed by regulation, a relatively high level of dividend payout, and moderate growth in both dividends and market value. Now, the industry is going through a process aimed at introducing competition wherever possible. Generally, this involves splitting apart the generation and sale of power from the rest of the business, and having generators compete with one another for the sale of power directly to retail customers. The interconnected regional grid would be operated independently, continuing as a federally-regulated monopoly. Local transmission and distribution facilities would continue as state-regulated monopolies. Competitors for the sale of power and the retail customers to whom the power would be sold would each have open and nondiscriminatory access to the necessary monopoly transmission and distribution facilities.

This change in the industry is in various stages of development around the United States. The impact on common equity investors is uncertain, but it is likely that the historical perception of the nature of the investment will change as the risks and rewards of the restructured industry are better understood. In the interim, market values of the shares of investor-owned electric utilities around the country are likely to reflect the perceptions of investors as to how the various electric utilities are positioned for success in a changed business environment. For example, many utilities are burdened with high costs that have been incurred under the present system of regulation with the expectation that regulation would ensure the recovery of these costs. With the implementation of competition, such costs could become "stranded", or uncollectible because customers would not voluntarily choose to pay them, absent some form of enforceable cost recovery mechanism. Uncertainty as to the outcome of this issue could be expected to have an adverse impact on the market value of common equity shares of such high-cost electric utilities.

The Company has a relatively high "stranded cost" potential. These costs are largely the result of public policies of the 1980s that required utilities to enter into long-term contracts for the purchase of power from "non-utility generators" at contract prices that have turned out to be substantially higher than the current cost of power from other sources. For the Company, the most burdensome of these contracts involved three biomass-fueled plants in the 15-25 megawatt (MW) size range which are now terminated pursuant to buy-out arrangements described elsewhere, and a 21 MW waste-to-energy plant owned and operated by the Penobscot Energy Recovery Company (PERC)(see Impact on the Company and the Company's Response to Financial Pressures). The Company's stranded cost potential also includes the remaining unrecovered cost of its abandoned investment in the Seabrook nuclear power project and other so-called "regulatory assets" (see Notes 8 and 11 to the Company's Consolidated Financial Statements). In the aggregate, the Company's stranded cost potential amounts to substantially more than the Company's common equity capital (see Liquidity, Capital Requirements, and Capital Resources).

At the regional level, activities are currently in progress to alter the long-standing interrelations among utilities to accommodate competition among generators and access to an independently-operated transmission grid. The Company is an active participant in these proceedings. The Company has for several years been primarily a purchaser of the power necessary to serve its customers (rather than an owner and operator of generating plants), and has long recognized the importance of a competitive power supply market and open access to the transmission grid.

In Maine, the Legislature is considering the manner in which the restructuring of the electric utilities subject to its jurisdiction should take place. In 1995, the Legislature instructed the Maine Public Utilities Commission (MPUC) to submit a suggested plan for the implementation of retail competition by the year 2000. That plan was presented at the end of 1996, and implementation legislation is currently being debated. The MPUC's plan would require that Maine's "largest utilities" (which means just the Company and the larger adjoining utility, Central Maine Power Company) transfer their generation assets to an entity distinct from the transmission and distribution function by January 2000 (which is the time retail competition would begin), and then totally divest such assets by January 2006. (The Company's interest in the Maine Yankee Atomic Power Company nuclear generating plant (Maine Yankee) would be exempt from this requirement due to the probable complexity involved in divesting an asset of this nature and the fact that Maine Yankee's operating license expires in 2008.) Existing power purchase obligations with non-utility generators would remain with the transmission and distribution monopoly entities, but the rights to power under these contracts (and the rights to power from Maine Yankee) would be sold to entities engaged in the competitive generation business. The result would be that the remaining transmission and distribution entities would no longer retain any power supplies, although they would continue to be responsible for the existing contractual obligations.

The MPUC's plan recommends that the remaining transmission and distribution companies have "a reasonable opportunity to recover legitimate, verifiable and unmitigatable costs stranded as a result of retail access." It would require that utilities take aggressive measures to mitigate such costs. The intent would be to recover these costs through a non-bypassable charge for the use of the transmission and distribution facilities. Costs for other social programs, such as incentives for conservation, environmental initiatives, and low income protection, would also be recovered in this manner.

The single aspect of the MPUC's suggested plan that is of most concern to the Company is that it would prohibit the transmission and distribution company from marketing and retailing electricity. The Company believes that its customers would have a greater opportunity to benefit from retail competition if the Company were permitted to remain in the marketing and retailing aspect of the business. Moreover, marketing and retailing have been central to the Company's strategy in recent years. Under regulation, the Company's rates rose rapidly in the late 1980s and early 1990s, due primarily to the obligations to the non-utility generators and other public policy mandates. Due to competitive pressures and public resistance to more rate increases, in 1994 the Company embarked on a strategy of avoiding rate increases by aggressively reducing costs and increasing sales. Cost reductions have come about by downsizing and otherwise managing budgets, and in particular by negotiating buy-outs of high-cost non-utility generator contracts (see Impact on the Company and the Company's Response to Financial Pressures).

Increasing sales is an effective strategy because, although rates designed by regulation to recover embedded costs are relatively high, the marginal cost of servicing additional sales is relatively low. Prices aimed at incenting such additional sales can return a profit above marginal cost and still compete favorably with customers' alternative choices. The same pricing strategy can be applied to prevent the loss of sales when traditional rates based on embedded cost recovery are uncompetitive with customers' alternatives. The Company believes that, given the inherent benefits of electricity and the likelihood that it can compete profitably at prices based on marginal cost, a strategy based on increasing sales in a competitive environment is more likely to result in long-term financial success than a strategy limited to cost recovery in a regulated environment. To enable this strategy, in 1994 the Company sought regulatory approval to engage in flexible pricing in the form of an Alternative Marketing Plan (AMP), which was approved by the MPUC in early 1995. AMP also included a voluntary commitment by the Company to avoid traditional rate increases to the extent possible.

Thus, the Company has been foregoing the possibility of short-term returns that might have been achieved if the Company had pursued, and had been awarded, more rate increases. Instead, the Company's strategy has been aimed at succeeding for the long term in a competitive environment. But, by prohibiting transmission and distribution companies from engaging in retailing and marketing, the MPUC's plan poses an impediment to the Company's ability to continue with its strategy. The Company is vigorously pursuing this matter in the legislative debate and cannot now predict what action, if any, the Legislature will take on this issue or on the entire matter of industry restructuring.

Elimination of "Fuel Cost Adjustment" - Concurrent with the approval of AMP, the fuel cost adjustment ended. The fuel cost adjustment was a method whereby the cost of fuel used to generate electricity and certain purchased power costs were recovered essentially dollar-for-dollar by a periodically reconciled charge to customers. The mechanism was developed in the late 1960s as a way to avoid frequent rate proceedings and protect the financial integrity of utilities when the cost of fuel used to generate electricity was subject to wide and unpredictable fluctuations that were beyond the control of the utilities to manage. This rationale for such cost recovery mechanisms has now substantially lessened, with the advent of more predictable fuel costs and the availability of other methods of managing risk. For the Company, the fuel cost adjustment covered the cost of fuel for generation, the variable cost of most purchased power, and the entire cost of the contracts with the non-utility generators. Thus, the rates to recover these costs became part of the Company's overall rates as of the beginning of 1995, and thereafter would be subject to change only in connection with an overall rate adjustment proceeding. The adverse financial impact of Maine Yankee's unavailability (see Maine Yankee below) would have been substantially reduced if the fuel cost adjustment mechanism had not been eliminated.

The Company purchases, rather than generates itself, a significant portion of the energy required to service its retail business. These purchased energy prices can vary with changes in the price or availability of the underlying fuel sources, and the risk of such price volatility is no longer covered by the fuel cost adjustment. To manage this exposure, effective January 1, 1996, the Company entered into hedging transactions with three financial institutions. The Company determined that much of its exposure to purchased energy price volatility is closely matched to changes in residual oil prices. Accordingly, the Company entered into agreements known as "swaps", in which the Company agrees to pay a fixed price for a specific quantity of a specific commodity (residual oil in this case), for a given time period. This transfers the risk (or the benefit) of commodity price fluctuations to the other party to the agreement for the given period of time. These are strictly financial transactions, and no delivery of the underlying commodity is taken. Settlements have occurred on a monthly basis and the cash receipts arising from the "swap" transactions, amounting to approximately $3.6 million in 1996, offset the corresponding increases in the Company's purchased energy costs in 1996. As a result, the Company is managing a substantial portion of the risk of energy price fluctuations, which allows the Company to more accurately predict its future purchased energy costs and cash flow requirements. To ensure the Company maintains a hedging, and not a speculative, position, the Company has established official policies, procedures and controls for its fuel hedging program. See also Note 14 to the Consolidated Financial Statements. The Company is also exploring ways to manage other risks that were formerly mitigated by the fuel cost adjustment, such as the cost of replacement power when Maine Yankee is unavailable, but no acceptable method has yet been devised.

Maine Yankee - The Company owns 7% of the common stock of Maine Yankee, which owns and operates an 880 MW nuclear generating plant in Wiscasset, Maine. The Company's equity investment in Maine Yankee is approximately $5 million. Under a cost-based power contract, the Company is entitled to about 7% of the output of the plant.

Following a yearlong shutdown for repairs to the steam generators in 1995, Maine Yankee has come under intense regulatory scrutiny in a series of events beginning in December 1995 with an anonymous letter about an allegedly faulty computer program. The events have evolved into a number of investigations by Maine Yankee's primary licensing authority, the United States Nuclear Regulatory Commission (NRC) and by Maine Yankee itself. Concerns have included compliance with NRC regulations, conformance of the plant to design specifications, adequacy and condition of components and systems, and management issues. Many of these concerns remain unresolved. During the evolution of these events, the NRC itself has been subject to public criticism about the adequacy of its regulatory activities and its relationship with nuclear plant licensees, and in response the NRC has been implementing changes in its approach to oversight of licensees that are having the effect of amplifying the regulatory scrutiny. Civil enforcement proceedings have been initiated by the NRC to impose monetary penalties on Maine Yankee for alleged violations of regulations. The NRC has also referred certain issues to the United States Department of Justice for further investigation, which could result in further civil or criminal proceedings. The Company cannot predict the outcome of these investigations and proceedings.

Maine Yankee operated for part of 1996, but under a restriction imposed by the NRC that limited its operation to 90% of full power capacity pending the resolution of various issues (which are not yet resolved). The plant has been off-line since early December 1996 when it was shut down to address cable-separation and associated issues. Since then, Maine Yankee also determined that a substantial portion of the nuclear fuel in the reactor was defective and had to be replaced, thereby extending the shutdown into a refueling outage. During the refueling outage, Maine Yankee is continuing to attempt to resolve the other issues that led to the current shutdown, and will inspect the steam generators for degradation beyond that which was the subject of the 1995 repair. Such degradation has been identified at other plants of similar age and design as Maine Yankee. Satisfactory condition of the steam generators is a significant factor in the plant's continued operation.

Management changes are taking place at Maine Yankee. Maine Yankee's chief executive officer resigned in late 1996, and a management team from a firm experienced in nuclear generating plant operations has been retained.

The Company cannot predict how long Maine Yankee will remain out of service. The Company has been incurring replacement power costs of approximately $1 million per month while the plant has been out of service, and expects such costs to continue at the same rate until the plant returns to service. The market price for replacement power is being driven up somewhat because other nuclear power plants in New England are also indefinitely shut down. In addition to the replacement power costs, the Company is responsible for 7% of whatever additional costs are necessary to return Maine Yankee to service. In December 1996 the Maine Yankee board of directors approved about $30 million in additional operating and maintenance costs for 1997 (in addition to incremental capital costs), and, while revised budgets have not been approved, these costs are now likely to be greater.

Impact on the Company and the Company's Response to Financial Pressures - The increasingly competitive environment in the electric utility industry and, more recently, the deteriorating performance of Maine Yankee has placed the Company under significant financial pressure. In recent years, the Company has undertaken a number of initiatives to reduce the level of its costs. Through aggressive programs encouraging early retirement and severance, the Company has reduced its full-time work force since 1992 by approximately 22%. Operation and maintenance budgets have been held to a minimum consistent with reasonable levels of service and reliability, and the levels of the Company's ongoing capital expenditures have been significantly reduced.

In 1993, the Company bought out a contract for the purchase of power from the Beaver Wood Joint Venture (Beaver Wood), the owner of a 15 MW biomass-fueled non-utility generator located in Chester, Maine. In return for the cancellation of the contract, the Company paid Beaver Wood $24 million in cash and issued a new series of First Mortgage Bonds to the holders of Beaver Wood's debt in the amount of $14.3 million. In 1995, the Company bought out two additional power purchase contracts from identical 22.5 MW biomass-fueled non-utility generators located in West Enfield and Jonesboro, Maine. The buyout cost was approximately $170 million, including transaction costs. The cost of those buyouts was financed entirely by new debt instruments, thereby significantly increasing the Company's indebtedness. These buyouts have resulted in significant savings in purchased power costs, and the Company believes such savings will continue over the long term. The increased debt component of the Company's financial structure has added to the Company's overall risk.

As the Company's earnings have declined, the Board of Directors has continued to review the Company's dividend policies. In June of 1995, the Board reduced the quarterly dividend on common stock by $.15 from $.33 per share to $.18 per share, resulting in a reduction in the indicated annual rate from $1.32 to $.72. At the time, the Company announced that the reduction had been occasioned by continued pressure on earnings and the necessity to avoid further rate increases and that based on then current financial projections, the Company believed it could sustain that level of dividend over the long term. As a result of the financial impact of the Maine Yankee outage and the cost of the early retirement and involuntary severance plan implemented in 1995, the Company's common dividends were not covered by earnings in 1995, even after taking into consideration the dividend reduction.

Although Maine Yankee operated better in 1996 than it did in 1995, it still operated at a much lower level than had been projected, and the Company's 1996 earnings were significantly affected by that performance. The Plant has now been off-line since early December 1996, and the Company cannot predict how long it will remain out of service. The last several years of strained financial operations combined with continuing uncertainty has placed the Company in the position of having to conserve its cash resources. In addition, it is increasingly likely in the near future that the Company will be in violation of one or more of the financial covenants included in the agreements with its various lenders, including a prohibition against the payment of dividends that exceed 70% of earnings in any calendar year. Accordingly, at its March 19, 1997 meeting, the Board of Directors determined that the payment of common stock dividends should be suspended, and accordingly did not declare the regular quarterly common stock dividend.

In recognition of the financial constraints that have been caused in large part by the unanticipated problems at Maine Yankee, the Company is focusing on two major initiatives. The last remaining high-priced non-utility generator contract that offers a potential for substantial savings is the Company's contract to purchase energy from PERC. PERC owns a waste-to-energy facility in Orrington, Maine that provides solid waste disposal services to many communities in central, eastern and northern Maine. The contract requires the Company to purchase the electricity output of the plant until 2018 at a price that is presently substantially above the cost of alternative sources of power, and, in the Company's opinion, is likely to remain so. The Company has been working with PERC and the affected municipalities at a restructuring of the power contract that would result in substantial savings for the Company and would continue to allow PERC to meet the solid waste disposal needs of Maine communities. As of this writing, the interested parties appear to have arrived at a satisfactory agreement to restructure the contract that would include: 1) an initial payment by the Company to PERC of $8 million; 2) an additional annual payment by the Company to PERC of up to $500,000 for four years contingent upon specified levels of profitability for the PERC plant; 3) an annual rebate to the Company based upon a formula tied to the profitability of the PERC plant; 4) a refinancing by PERC to extend the term of the existing tax-exempt debt; and 5) a guarantee of that debt by the Finance Authority of Maine (FAME). While there are a number of obstacles to the completion of the restructuring, the Company estimates that if it is successfully completed, the net present value of the savings from current contract costs will be $30-35 million over the remaining life of the contract.

The other major initiative designed to improve the Company's financial outlook is the recent decision to apply to the MPUC for an increase in rates. On March 3, 1997, the Company filed its notice of intent to file a general rate increase request, and the Company anticipates that this will result in some level of rate increase to take effect in early 1998. While the decision to increase rates runs counter to the strategies articulated by the Company in recent years, the Company will attempt to hold those increases to a minimum while providing a level of financial relief that will restore the Company's position to acceptable levels.

Proposed Gas Pipeline Project - On September 23, 1996, Maritimes & Northeast Pipeline, L.L.C. (Maritimes) filed an application with the Federal Energy Regulatory Commission (FERC) seeking authority under the Natural Gas Act to construct, install, own, operate and maintain certain new natural gas pipeline, compression and ancillary facilities in the State of Maine. The facilities for which authorization is sought comprise a portion of a proposed new high pressure natural gas pipeline system to transport gas in international commerce from Sable Island, Nova Scotia, Canada through New Brunswick, Maine, New Hampshire and into Massachusetts. As part of its system, Maritimes has proposed constructing lateral pipelines that would make significant quantities of natural gas available to industrial customers of the Company. On November 4, 1996, the Company filed with the FERC a motion to intervene in the Maritimes proceeding and requested that the FERC impose certain conditions on any certification of the proposed pipeline system. Specifically, the Company noted that if a customer were to use natural gas as a substitute energy source for its current usage of electrical energy, the Company and its remaining customers would be saddled with certain "stranded" costs that were incurred under traditional regulatory structures providing monopoly protection in return for the undertaking of an obligation to serve. The Company asked that if the FERC certifies the Maritimes project, the authorization should include the requirement that in order for any electric customer that opts to leave its current electric supplier (in whole or in part) to receive transmission service from the Maritimes project, it must agree to pay any stranded costs associated with that departure.

Other - The Company occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of the Company's plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission or other agencies, press releases and oral statements. Actual results could potential-ly differ materially from these statements. Therefore, no assurances can be given that such forward-looking statements and estimates will be achieved.


LIQUIDITY, CAPITAL REQUIREMENTS, AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events for the years ended December 1996, 1995 and 1994 as they affect the Company's liquidity. Net cash provided by operations was $44.8 million in 1996 as compared to a negative $164.5 million in 1995, the principal difference between the years being the $197.7 million spent in 1995 for the buyout of purchased power contracts ($168.7 million) and related financing costs ($29.0 million). Exclusive of the costs of those buyouts, which were entirely debt financed, cash flows provided by operations were $33.2 million in 1995. Other factors that contributed to improved cash flows in 1996 were savings in purchased power costs because of the contract buyouts ($11.2 million), the improved operation of Maine Yankee in 1996 as compared to 1995, the necessity in 1995 to record expenses associated with the resleeving of steam generator tubes at Maine Yankee and $2.4 million in refueling costs incurred in 1995 (a net $8.6 million of improved cash flow associated with Maine Yankee). Offsetting these cash flow improvements in 1996 were $1.7 million to terminate a demand-side management contract and $2.0 million in additional income taxes resulting from an Internal Revenue Service examination of prior tax years and an increase in the payment of 1996 estimated federal and state income taxes. Also reducing 1996 cash flow from operations was a $2.9 million deterioration in accounts receivable and unbilled revenue, as compared to a $.7 million improvement in 1995.

Over the last three years, capital expenditures have been $18.8 million in 1996, $19.5 million in 1995 and $21.5 million in 1994. In 1996, approximately $6.7 million of the capital expenditures was related to implementing new customer, geographic and financial information systems, $.8 million was related to the Company's power production facilities, $7.6 million was for its distribution system, and $3.3 million was for its transmission system, with the remainder related to other general property and equipment and costs associated with the licensing of hydroelectric projects. In October 1995 the Company acquired the assets of its largest full-requirements wholesale customer at a cost of approximately $2.4 million. The Company expects its capital expenditures to total between $40 million and $50 million over the next three years, although it may be necessary to adjust the budget for capital expenditures on a year-to-year basis.

In 1996 the Company repaid $12 million of principal on its outstanding Medium Term Notes as required by a loan agreement entered into at the time of the 1995 purchased power contract buyouts, and made $1.6 million in sinking fund payments on its 12.25% first mortgage bonds. In 1996, the Company also made two sinking fund payments totalling $3 million on its 8.76% mandatory redeemable preferred stock. As discussed in more detail in the Notes to the Consolidated Financial Statements, the Company also made approximately $188,000 in payments to the institutional holder of the 8.76% series preferred stock related to a "make whole provision" under the preferred stock purchase agreement. In 1995, the Company made $2.1 million in sinking fund payment on its 12.25% first mortgage bonds.

In June 1995, the Company reduced its quarterly dividend from $.33 per share to $.18 per share, thereby improving cash flow by $2.2 million in each of 1996 as compared to 1995 and 1995 compared to 1994. Under the Company's Dividend Reinvestment and Common Stock Purchase Plan the Company realized a common stock investment of approximately $668,000 through the issuance of 61,867 new common shares in 1996 as compared to approximately $1.2 million in 1995 through the issue of 116,414 shares.

Capital and operating needs in 1996 and 1995 were met through internally generated funds and the Company's revolving credit line. Absent the extraordinary need for additional cash to finance restructuring of a non-utility generator contract or to meet the incremental costs associated with continuing difficulties at Maine Yankee, the Company expects to continue to meet all of its capital needs for the foreseeable future within existing credit arrangements. Accordingly, the Company does not currently have plans to issue any new debt or equity securities. However, if Maine Yankee remains out of service for an extended period of time, it is possible that the Company would have to seek additional outside sources of funds for operations and capital expenditures.

The purchased power contract buyback in 1995 was financed through the issuance of $126 million of FAME Revenue Notes and $60 million of Medium Term Notes, thereby significantly increasing the Company's indebtedness. Additional short-term borrowings were also made in 1995 under the Company's revolving credit agreement to finance the transaction. The Company has $112.4 million of first mortgage bond and other long-term debt sinking fund requirements and maturities in the period 1997-2001. The Company also has $1.5 million of mandatory annual sinking fund payments and $94,000 of annual payments under the "make whole provision" on its redeemable preferred stock.


RESULTS OF OPERATIONS

Earnings per common share were $1.33, $.36 and $.84, and the earned return on average common equity was 9.1%, 2.5% and 5.5% for the years ended 1996,1995 and 1994, respectively. Positively impacting earnings in 1996 was the 1995 buyout of two high cost power purchase contracts from non-utility generating plants. That transaction has resulted in incremental savings of approximately $2.4 million or $.32 per common share after income taxes in 1996 as compared to 1995. Negatively impacting earnings in 1996 and 1995 were the previously discussed shutdowns of Maine Yankee. The Company charged approximately $2.3 million ($.32 per common share) and $1.7 million ($.24 per common share) after taxes in 1995 and 1994, respectively, to operations to reflect the cost of early retirement and severance programs.

The Company's total revenues and consequently its earnings are influenced to a large extent by the regulation of retail rates by the MPUC. On February 17, 1994, the MPUC issued an order allowing the Company, effective March 1, 1994, to increase its base rates by $11.1 million. This represented a 15.9% increase in base rates and an increase in average overall rates of 7.9%. More than half of the rate increase was designed to allow recovery of the costs associated with the 1993 buyout of the Beaver Wood purchased power contract, and it was offset to a large extent by a reduction in the then-applicable fuel cost adjustment attributable directly to the buyout. The MPUC order provided an authorized return on common equity of 10.6%. However, the Company has failed to earn that authorized return in 1996, 1995 and 1994 primarily because the MPUC order was based upon an overly optimistic projection of energy sales; because the Company has found it necessary to make certain pricing concessions to some of its customers as discussed elsewhere; because of the onetime charge for the early retirement programs in 1995 and 1994; and because of the impact of the Maine Yankee shutdowns in 1996 and 1995.

Electric operating revenue increased by $2.5 million, or 1.3%, in 1996 as compared to 1995 due principally to a $4.3 million increase in off-system sales (sales related to power pool and interconnection agreements and resales of purchased power). This increase was somewhat offset by the impact of a 1.33% decrease in retail kilowatt-hour (KWH) electricity sales in 1996 and the effect of selective price reductions to meet competitive pressures. The KWH sales decrease was caused primarily by drastically reduced sales to one of the Company's largest special contract customers from which the Company receives a relatively low profit margin. Without the impact of the reduced sales to this customer, total KWH sales were 1.7% higher in 1996 than in 1995.

Electric operating revenue increased by $10.8 million in 1995 compared to 1994, or 6.2%, reflecting both a base rate increase that took effect in March 1994 and a 4.4% increase in KWH sales. The majority of the KWH sales increase was attributable to special contracts with three large industrial customers. Absent the increased sales under those special contracts, KWH sales would have been at roughly the same level in 1995 as in 1994. Revenue from off-system sales increased by $1.4 million as well.

Prior to the elimination of the fuel cost adjustment effective January 1, 1995, the MPUC had authorized the Company to use a deferred fuel accounting methodology under which fuel revenue essentially matched fuel expense. Effective January 1, 1995, deferred fuel accounting was eliminated. This change requires the Company to record, as expense, actual fuel costs incurred. The deferred fuel revenue balance at December 31, 1994 of $3.0 million, is being amortized over a three-year period beginning January 1, 1995 as a reduction in fuel for generation and purchased power expense and is a benefit to earnings.

The significant decrease in fuel for generation and purchased power expense in 1996 is related principally to the buyout of the high cost purchased power contracts in June 1995 ($18 million reduction in expense in 1996) and the improved performance of Maine Yankee in 1996. The incremental replacement power costs for Maine Yankee were $4.3 million in 1996, compared to $10.5 million in replacement power and steam tube resleeving project expenses in 1995. Offsetting these decreases was a $4.3 million increase in off-system sales in 1996. The decrease in expense in 1995 compared to 1994 was also significantly affected by the purchased power contracts buyout ($13.5 million reduction in expense in 1995), offset by costs incurred during the Maine Yankee outage in 1995.

Other operation & maintenance (O&M) expense decreased by $3.3 million in 1996 from 1995 levels, principally because of the charges for the 1995 early retirement and severance program ($3.9 million charge to other O&M in 1995). Bad debt expense was $.8 million lower in 1996 due to the $.7 million increase in the reserve for uncollectible accounts in 1995 and a reduction in bad debt write-offs in 1996. O&M payroll expense decreased in 1996 by $.9 million principally as a result of the early retirement and severance program. These decreases were offset to some extent by a $.7 million increase in active employee medical expenses and postretirement pension, medical and life insurance benefit costs in 1996. Additionally, in 1996 the Company recorded $.3 million in expense related to the first year of amortization of deferred demand-side management contract termination costs. Finally, in 1996 the Company incurred $.4 million in additional demand-side management expenses with one of its principal third party vendors.

Other O&M expense increased by $2.2 million in 1995 over 1994 levels primarily because the charges for an early retirement and severance program in 1995 exceeded those for a 1994 early retirement program and because of a $1.7 million increase in bad debt expense. Offsetting those increases was a $1.4 million decrease in O&M payroll expense due principally a reduction in the number of employees and greater levels of capital labor in 1995.

The increases in depreciation and amortization expense in 1996 and in 1995 were caused mainly by the growth in the Company's electric plant in service. A study conducted in 1989 by an independent firm determined that the reserve for depreciation was over-accumulated. An agreement on base rates with the MPUC, effective October 1, 1990, contained a provision to amortize the remaining balance of the over-accumulated reserve for depreciation account ($11.4 million on October 1, 1990) over a six-year period. This amortization, which has reduced the Company's depreciation expense by approximately $1.8 million per year over the six-year period, ended on December 31, 1996.

The Company's expenses over the period 1994-1996 have been significantly affected by amortizations authorized by the MPUC and charged annually against earnings. The MPUC has specifically authorized the inclusion of these expenses in the Company's electric rates. Absent such regulatory authority, the expenses that gave rise to the amortizations would have been charged to operations when incurred. Instead, the recognition of such expenses has been deferred, and appear on the Consolidated Balance Sheets as assets on the strength of the regulatory authority to amortize them and collect from customers (thus the term "regulatory assets"). Although there are a number of such authorized amortizations, the major ones are the allowable recovery of the Company's abandoned investment in the Seabrook nuclear power units and the costs associated with the 1993 and 1995 purchased power contract terminations. The Company's recoverable investment in Seabrook Unit 1 is being amortized at a rate of $1.7 million per year beginning in 1986 for a period of 30 years. Effective March 1, 1994, as authorized in the base rate order from the MPUC, the Company began amortizing the deferred costs associated with the Beaver Wood contract termination at a rate of $3.9 million annually over a nine-year period. Under the AMP, the approximately $170 million of costs associated with the 1995 purchased power contract buy-back were deferred and recorded as a regulatory asset, to be amortized and collected over a ten-year period, beginning July 1, 1995. Amortization expense related to this contract buyout amounted to $17.0 million in 1996 as compared to $8.4 million in 1995.

Federal and state income tax expense increased in 1996 due principally to increased earnings, offset by the utilization of $947,000 in federal and state investment tax credits (ITC). The decrease in 1995 as compared to 1994 was due to a decrease in earnings, as well as greater amortization of deferred ITC amounting to $498,000 in 1995.

Allowance for funds used during construction (AFDC) decreased in 1996 as compared to 1995 due to the discontinuance of recording AFDC on the Company's hydro relicensing costs in March of 1995. AFDC in 1995 as compared to 1994 decreased principally because the company ceased accruing carrying costs associated with the Beaver Wood purchased power contract termination when recovery was authorized by the MPUC on March 1, 1994, as well as lower levels of construction activity in 1995.

In 1996 increase in other income was due principally to $1.4 million of interest income earned on the $21 million capital reserve fund set aside in connection with the June 30, 1995 purchased power contracts buyback financing with FAME.

Long-term debt interest expense increased by $6.1 million in the 1996 period as compared to 1995 due to the borrowings to finance the purchased power contract buyouts. The increase was offset to some extent by the impact of $12 million in debt repayments on the Company's Medium Term Notes in June 1996 and sinking fund payments on the Company's 12.25% first mortgage bonds. The increase in long-term debt interest expense in 1995 as compared to 1994 was also due to the additional borrowings.

Other interest expense in 1996 increased due primarily to the amortization of issuance costs incurred in connection with financing the 1995 purchased power contracts buyout. Other interest expense increased in 1995 as a result of higher levels of borrowings under the revolving credit facility, as well as an increase in short-term interest rates in 1995 as compared to 1994. Increased borrowing activity in 1995 was partly a function of additional funds necessary for the cost of the purchased power contract buyback.


CONTINGENCIES

In 1992, the Company received notice from the Maine Department of Environmental Protection that it was investigating the cleanup of several sites in Maine that were used in the past for the disposal of waste oil and other hazardous substances, and that the Company, as a generator of waste oil that was disposed at those sites, may be liable for certain cleanup costs. The Company learned in October 1995 that the United States Environmental Protection Agency placed one of those sites on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act and will pursue potentially responsible parties. With respect to this site, the Company is one of a number of waste generators under investigation, and is too early in the process to speculate on the extent of the Company's potential liability. As to the only other site which has been listed by the Department of Environmental Protection as an Uncontrolled Hazardous Substance Site, the Company was informed that it is considered a de minimis generator.



ITEM 8 - FINANCIAL STATEMENTS & SUPPLEMENTARY DATA


                                   BANGOR HYDRO-ELECTRIC COMPANY
                                 CONSOLIDATED STATEMENTS OF INCOME





                                          For the Years Ended December 31,

                                            1996          1995          1994


ELECTRIC OPERATING REVENUE (Note 1):   $187,373,630 $ 184,913,771 $ 174,097,860
                                       -----------------------------------------

OPERATING EXPENSES:
  Fuel for generation and purchased
    power (Notes 1 and 14)             $ 78,476,864 $  98,683,991 $ 104,132,439
  Other operation and maintenance
    (Notes 1 and 5)                      32,440,649    35,711,185    33,497,912
  Depreciation and amortization
    (Note 1)                              7,429,719     6,522,019     5,395,045
  Amortization of Seabrook Nuclear
    Project (Note 8)                      1,699,050     1,699,050     1,699,050
  Amortization of contract buyouts
    (Note 6)                             20,836,561    12,322,570     3,238,630
  Taxes -
    Local property and other              5,367,045     4,884,565     5,189,324
    Income (Note 2)                       4,882,453     1,421,674     3,613,598
                                       -----------------------------------------
                                       $151,132,341 $ 161,245,054 $ 156,765,998
                                       -----------------------------------------
OPERATING INCOME                       $ 36,241,289 $  23,668,717 $  17,331,862

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used
    during construction (Note 1)            368,056       561,898     1,256,307
  Other, net of applicable income taxes
   (Notes 1 and 2)                        1,097,931       197,924        51,850
                                       -----------------------------------------
INCOME BEFORE INTEREST EXPENSE         $ 37,707,276 $  24,428,539 $  18,640,019
                                       -----------------------------------------
INTEREST EXPENSE:
  Long-term debt (Note 4)              $ 23,651,316 $  17,596,586 $  10,767,934
  Other (Note 4)                          3,529,002     3,201,030     1,754,391
  Allowance for borrowed funds used
    during construction (Note 1)           (755,708)     (705,552)   (1,339,379)
                                       -----------------------------------------
                                       $ 26,424,610 $  20,092,064 $  11,182,946
                                       -----------------------------------------
NET INCOME                             $ 11,282,666 $   4,336,475 $   7,457,073

DIVIDENDS ON PREFERRED STOCK (Note 3)     1,537,202     1,701,960     1,652,432
                                       -----------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK    $  9,745,464 $   2,634,515 $   5,804,641
                                       =========================================
EARNINGS PER COMMON SHARE, based on the
  weighted average number of shares
  outstanding of 7,336,174 in 1996,
   7,264,360 in 1995 and 6,947,746
   in 1994                             $       1.33          0.36          0.84
                                       =========================================
DIVIDENDS DECLARED PER COMMON SHARE    $       0.72          0.87          1.32
                                       =========================================

The accompanying notes are an integral part of these consolidated financial statements.


                               BANGOR HYDRO-ELECTRIC COMPANY
                                CONSOLIDATED BALANCE SHEETS
                                                               December 31,

                                                          1996          1995
ASSETS

INVESTMENT IN UTILITY PLANT:
  Electric plant in service, at original
    cost (Notes 4 and 6)                             $317,832,993 $ 300,374,078
  Less - Accumulated depreciation and
    amortization (Notes 1 and 6)                       87,736,285    81,933,769
                                                     ---------------------------
                                                     $230,096,708 $ 218,440,309

  Construction work in progress (Note 1)               18,554,154    18,151,265
                                                     ---------------------------
                                                     $248,650,862 $ 236,591,574
  Investments in corporate joint ventures (Notes 1
    and 6) -
    Maine Yankee Atomic Power Company                $  5,013,781 $   5,013,781
    Maine Electric Power Company, Inc.                    124,900       124,900
                                                     ---------------------------
                                                     $253,789,543 $ 241,730,255
                                                     ---------------------------
OTHER INVESTMENTS, principally at cost (Note 6)      $  4,812,895 $   4,184,626
                                                     ---------------------------
FUNDS HELD BY TRUSTEE at cost (Notes 4 and 10)       $ 21,199,004    21,191,940
                                                     ---------------------------
CURRENT ASSETS:
  Cash and cash equivalents (Notes 1 and 10)         $  1,274,386 $   1,424,266
  Accounts receivable, net of reserve ($1,450,000
     in 1996 and 1995)                                 20,691,010    18,226,453
  Unbilled revenue receivable (Note 1)                  9,229,777     8,821,440
  Inventories, at average cost:
    Materials and supplies                              2,993,910     3,028,911
    Fuel oil                                              302,851       105,871
  Prepaid expenses                                      1,671,964     1,737,507
  Deferred Maine Yankee refueling costs (Note 1 & 11)     895,798     2,418,658
                                                     ---------------------------
    Total current assets                             $ 37,059,696 $  35,763,106
                                                     ---------------------------
DEFERRED CHARGES:
  Investment in Seabrook Nuclear Project, net of
    accumulated amortization of $26,775,096 in 1996
    and $25,076,046 in 1995 (Notes 8 and 11)         $ 32,066,979 $  33,766,029
  Costs to terminate purchased power contracts, net
     of accumulated amortization of $36,397,761 in
     1996 and $15,561,200 in 1995 (Notes 6 and 11)    171,703,691   192,140,252
  Deferred regulatory assets (Notes 2, 5 and 11)       29,498,630    30,328,451
  Demand-side management costs (Note 11)                2,631,880     1,945,944
  Other (Note 11)                                       3,867,087     5,025,887
                                                     ---------------------------
    Total deferred charges                           $239,768,267 $ 263,206,563
                                                     ---------------------------
      Total Assets                                   $556,629,405 $ 566,076,490
                                                     ===========================

The accompanying notes are an integral part of these consolidated financial statements.



                            BANGOR HYDRO-ELECTRIC COMPANY
                            CONSOLIDATED BALANCE SHEETS


                                                           December 31,

                                                          1996          1995

STOCKHOLDERS' INVESTMENT AND LIABILITIES

CAPITALIZATION (see accompanying statement):
  Common stock investment (Note 3)                   $108,321,066  $103,191,680
  Preferred stock (Note 3)                              4,734,000     4,734,000
  Preferred stock subject to mandatory redemption,
    exclusive of sinking fund requirements
     (Notes 3 and 10)                                  10,670,171    12,070,003
  Long-term debt, net of current portion
   (Notes 4, 10 and 14)                               274,221,451   288,074,966
                                                     ---------------------------
      Total capitalization                           $397,946,688  $408,070,649
                                                     ---------------------------
CURRENT LIABILITIES:
  Notes payable - banks (Note 4)                     $ 32,500,000  $ 35,000,000
                                                     ---------------------------
  Other current liabilities -
    Current portion of long-term debt and sinking
      fund requirements on preferred stock
        (Notes 3, 4 and 10)                          $ 15,447,429  $ 16,938,615
    Accounts payable                                   13,432,594    10,526,642
    Dividends payable                                   1,687,495     1,709,209
    Accrued interest                                    3,719,387     4,907,820
    Deferred fuel revenue (Notes 1 and 11)              1,008,402     2,016,798
    Customers' deposits                                   359,974       348,676
                                                     ---------------------------
      Total other current liabilities                $ 35,655,281  $ 36,447,760
                                                     ---------------------------
        Total current liabilities                    $ 68,155,281  $ 71,447,760
                                                     ---------------------------


COMMITMENTS AND CONTINGENCIES (Notes 6, 9 and 14)


DEFERRED CREDITS AND RESERVES (Note 2):
  Deferred income taxes - Seabrook                   $ 16,651,386  $ 17,546,355
  Other accumulated deferred income taxes              54,805,629    50,775,034
  Deferred regulatory liability (Note 11)               8,445,642     8,567,904
  Unamortized investment tax credits                    2,178,588     2,354,052
  Accrued pension (Note 5)                                640,328       626,249
  Other (Note 5)                                        7,805,863     6,688,487
                                                     ---------------------------
    Total deferred credits and reserves              $ 90,527,436  $ 86,558,081
                                                     ---------------------------
      Total Stockholders' Investment and Liabilities $556,629,405  $566,076,490
                                                     ===========================


The accompanying notes are an integral part of these consolidated financial statements.


                                BANGOR HYDRO-ELECTRIC COMPANY
                          CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                                              December 31,
                                                          1996          1995

Common Stock Investment (Notes 1 and 3):
   Common stock, par value $5 per share-
      Authorized -- 10,000,000 shares
      Outstanding -- 7,363,424 shares in 1996 and
        7,301,557 shares in 1995                     $ 36,817,120 $  36,507,785
   Amounts paid in excess of par value                 56,969,428    56,610,548
   Retained earnings                                   14,534,518    10,073,347
--------------------------------------------------------------------------------
         Total Common Stock                          $108,321,066 $ 103,191,680
--------------------------------------------------------------------------------
Preferred Stock, Non-participating, cumulative, par
  value $100 per share,
   authorized 600,000 shares (Notes 3 and 10):
      Not redeemable or redeemable solely at the
        option of the issuer-
          7%,  Noncallable, 25,000 shares authorized
            and outstanding                          $  2,500,000 $   2,500,000
          4-1/4%, Callable at $100, 4,840 shares
            authorized and outstanding                    484,000       484,000
          4%, Series A, Callable at $110, 17,500
            shares authorized and outstanding           1,750,000     1,750,000
--------------------------------------------------------------------------------
                                                     $  4,734,000 $   4,734,000
--------------------------------------------------------------------------------
      Subject to mandatory redemption requirements-
          8.76%, Callable at $104.38% if called on or
            prior to December 27, 1997, 150,000
            shares authorized and 120,000 shares
            outstanding in 1996 and 150,000 out-
            standing in 1995                         $ 12,264,085 $  15,362,881
              Less-Sinking fund requirements            1,593,914     3,292,878
--------------------------------------------------------------------------------
                                                     $ 10,670,171 $  12,070,003
--------------------------------------------------------------------------------
LONG-TERM DEBT (Notes 4, 10 and 14):
   First Mortgage Bonds-
        6.75%   Series due 1998                      $  2,500,000 $   2,500,000
      10.25%   Series due 2019                         15,000,000    15,000,000
      10.25%   Series due 2020                         30,000,000    30,000,000
        8.98%   Series due 2022                        20,000,000    20,000,000
        7.38%   Series due 2002                        20,000,000    20,000,000
        7.30%   Series due 2003                        15,000,000    15,000,000
      12.25%   Series due 2001                          7,374,966     9,020,703
--------------------------------------------------------------------------------
                                                     $109,874,966 $ 111,520,703

      Less-Sinking fund requirements                    1,853,515     1,645,737
--------------------------------------------------------------------------------
                                                     $108,021,451 $ 109,874,966
--------------------------------------------------------------------------------
   Variable rate demand pollution control revenue
      bonds Series 1983 due 2009                     $  4,200,000 $   4,200,000
--------------------------------------------------------------------------------
   Other Long-Term Debt-
     Finance Authority of Maine - Taxable Electric
       Rate Stabilization
       Revenue Notes, 7.03% Series 1995A, due 2005   $126,000,000 $ 126,000,000
--------------------------------------------------------------------------------
     Medium Term Notes, Variable interest rate-
       LIBO rate plus 2%, due 2000                   $ 48,000,000 $  60,000,000
     Less:  Current portion of long-term debt          12,000,000    12,000,000
--------------------------------------------------------------------------------
                                                     $ 36,000,000 $  48,000,000
--------------------------------------------------------------------------------
         Total long-term debt                        $274,221,451 $ 288,074,966
--------------------------------------------------------------------------------
           Total Capitalization                      $397,946,688 $ 408,070,649
================================================================================
The accompanying notes are an integral part of these consolidated financial statements.




                                                 Bangor Hydro-Electric Company
                                                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           For the Years Ending December 31,
                                                                  1995           1995           1994
Cash Flows From Operations:
  Net Income                                              $   11,282,666 $    4,336,475 $    7,457,073
    Adjustments to reconcile net income to net cash
      provided by (used in) operations:
        Costs to terminate purchased power contracts
          (Note 6)                                                    -    (197,717,853)            -
        Depreciation and amortization                          7,429,719      6,522,019      5,395,045
        Amortization of Seabrook Nuclear Project (Note 8)      1,699,050      1,699,050      1,699,050
        Amortization of costs to terminate purchased
          power contracts (Note 6)                            20,836,561     12,322,570      3,238,630
        Other amortizations                                    2,000,150      1,440,501      1,209,146
        Cost to terminate demand-side management contract     (1,702,678)            -              -
        Payment received related to terminated purchased
          power contract (Note 6)                              1,000,000      1,000,000      1,000,000
        Cost of early retirement and involunary severance
          plans                                                       -       3,835,303      2,738,376
        Allowance for equity funds used during
          construction (Note 1)                                 (368,056)      (561,898)    (1,256,307)
        Deferred income tax provision (Note 2)                 4,495,490      1,791,082      2,250,851
        Deferred investment tax credits, net (Note 2)           (175,464)       (61,193)       143,695
    Changes in assets and liabilities:
        Deferred fuel revenue and Maine Yankee refueling
          costs (Note 1)                                         514,464     (3,191,510)     7,153,733
        Accounts receivable, net and unbilled revenue         (2,872,894)       693,496     (1,816,459)
        Accounts payable                                       2,905,952     (4,141,870)    (1,292,388)
        Accrued interest                                      (1,188,433)     1,257,625        (55,332)
        Current and deferred income taxes                       (722,833)       625,059       (517,084)
        Accrued postretirement benefit costs (Note 5)          1,411,000        612,446        591,123
        Other current assets and liabilities, net                (85,138)       296,938         36,945
        Other, net (Note 4)                                   (1,618,007)     4,719,636      1,285,426
-------------------------------------------------------------------------------------------------------
  Net Cash Provided By (Used in) Operations               $   44,841,549 $ (164,522,124)$   29,261,523
-------------------------------------------------------------------------------------------------------
Cash Flows From Investing:
  Construction expenditures                               $  (18,816,194)$  (19,459,606)$  (21,482,132)
  Allowance for borrowed funds used during construction
    (Note 1)                                                    (755,708)      (705,552)    (1,339,379)
-------------------------------------------------------------------------------------------------------
  Net Cash (Used In) Provided By Investing                $ ($19,571,902)$ ($20,165,158)$ ($22,821,511)
-------------------------------------------------------------------------------------------------------
Cash Flows From Financing:
  Dividends on preferred stock                            $   (1,481,020)$   (1,579,570)$   (1,579,570)
  Dividends on common stock                                   (5,273,157)    (7,375,736)    (9,116,617)
  Payments on long-term debt                                 (13,645,737)    (2,107,705)    (2,594,896)
  Payments on mandatory redeemable preferred stock            (3,187,828)            -              -
  Issuances:
    Common stock (Note 3)
      Public offering (867,500 shares in 1994)                        -              -      14,083,863
      Dividend reinvestment plan (61,867 shares in 1996,
        116,414 shares in 1995, and 92,249 shares in 1994)       668,215      1,218,400      1,336,211
    Long-term debt (Note 4)                                           -     186,000,000             -
    Short-term debt, net (Note 4)                             (2,500,000)     8,000,000     (9,000,000)
-------------------------------------------------------------------------------------------------------
  Net Cash (Used In) Provided by Financing                $  (25,419,527)$  184,155,389 $   (6,871,009)
-------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                   $     (149,880)$     (531,893)$     (430,997)
Cash and Cash Equivalents - Beginning of Year                  1,424,266      1,956,159      2,387,156
-------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Year                   $    1,274,386 $    1,424,266 $    1,956,159
-------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
  Cash Paid During The Year For-
      Interest (Net of Amount Capitalized)                $   26,650,769 $   17,906,908 $    9,677,372
      Income Taxes                                             2,348,363        345,834      2,226,290
=======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.



                                  BANGOR HYDRO-ELECTRIC COMPANY
                          CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                             For the Years Ended December 31,

                                                1996        1995        1994

BALANCE AT BEGINNING OF YEAR                $10,073,347 $13,757,751 $17,386,444

ADD - Net income                             11,282,666   4,336,475   7,457,073
                                            ------------------------------------
                                            $21,356,013 $18,094,226 $24,843,517
                                            ------------------------------------
DEDUCT:
  Cash dividends declared on -
    Preferred stock                         $ 1,448,170 $ 1,579,570 $ 1,579,570
    Common stock - $.72 per share in 1996,
      $.87 per share in 1995 and $1.32 per
      share in 1994                           5,284,293   6,318,919   9,433,334
  Other (Note 3)                                 89,032     122,390      72,862
                                            ------------------------------------
                                            $ 6,821,495 $ 8,020,879 $11,085,766
                                            ------------------------------------
BALANCE AT END OF YEAR                      $14,534,518 $10,073,347 $13,757,751
                                            ====================================


The accompanying notes are an integral part of these consolidated financial statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Bangor Hydro-Electric Company (the Company) is a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy and other energy related services, with a service area of approximately 5,275 square miles having a population of approximately 191,000 people. The Company serves approximately 104,000 customers in portions of the Maine counties of Penobscot, Hancock, Washington, Waldo, Piscataquis, and Aroostook. The Company is subject to the regulatory authority of the Maine Public Utilities Commission (MPUC) as to retail rates, accounting, service standards, territory served, the issuance of securities and other matters. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) as to certain matters, including licensing of its hydroelectric stations, rates for wholesale purchases and sales of energy and capacity and transmission services. The Company is a member of the New England Power Pool, and is interconnected with other New England utilities to the south and with New Brunswick Power Corporation to the north.

Basis of Consolidation - The Consolidated Financial Statements of the Company include its wholly owned subsidiaries, Penobscot Hydro Co., Inc. (PHC), and Bangor Var Co., Inc. (BVC). The operations of PHC consist solely of a 50% interest in Bangor-Pacific Hydro Associates (Bangor-Pacific), the owner and operator of the redeveloped West Enfield hydroelectric station. PHC accounts for its investment in Bangor-Pacific under the equity method. BVC was incorporated in 1990 to own the Company's 50% interest in the Chester SVC Partnership (Chester), a partnership which owns certain facilities used in the Hydro-Quebec Phase II transmission project in which the Company is a participant. BVC accounts for its investment in Chester under the equity method. See Note 6 for additional information with respect to these investments. All significant intercompany balances and transactions have been eliminated. The accounts of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the regulatory bodies having jurisdiction.

Equity Method of Accounting - The Company accounts for its investments in the common stock of Maine Yankee Atomic Power Company (Maine Yankee) and Maine Electric Power Company, Inc. (MEPCO) under the equity method of accounting, and records its proportionate share of the net earnings of these companies as a reduction of fuel for generation and purchased power expense. See Note 6 for additional information with respect to these investments.

Electric Operating Revenue - Electric Operating Revenue consists primarily of amounts charged for electricity delivered to customers during the period. The Company records unbilled revenue, based on estimates of electric service rendered and not billed at the end of an accounting period, in order to match revenue with related costs.

Accounting for Deferred Fuel and Maine Yankee Refueling Costs - Prior to January 1, 1995, the Company utilized deferred fuel accounting. Under this accounting method, retail fuel costs were expensed when recovered through rates and recognized as revenue. Retail fuel costs not yet expensed were classified on the Consolidated Balance Sheets as deferred fuel costs. The fuel cost adjustment rate included a factor calculated to reimburse the Company or its customers, as appropriate, for the carrying cost of funds used to finance under- or over- collected fuel costs, respectively. Under the MPUC fuel cost adjustment (FCA) regulations effective through December 31, 1994, the Company was allowed to recover its fuel costs on a current basis. The fuel charge was based on the Company's projected cost of fuel for a twelve-month period. Under- or over- collections resulting from differences between estimated and actual fuel costs for a twelve-month period were included in the computation of the estimated fuel costs of the succeeding fuel adjustment period. As of January 1, 1995, the Company's collections under the FCA had exceeded its costs by approximately $3.03 million. With the elimination of the FCA, the MPUC recognized that there would no longer be a mechanism for the return of that sum to customers. The MPUC allowed the Company to retain that over-collection and ordered that the amount be amortized over a period of three years, effective January 1, 1995.

The Company is allowed to defer Maine Yankee refueling costs and amortize these costs over the period of Maine Yankee's refueling cycle. The unamortized refueling costs are presented on the Consolidated Balance Sheets as Deferred Maine Yankee refueling costs.

Depreciation of Electric Plant and Maintenance Policy - Depreciation of electric plant is provided using the straight-line method at rates designed to allocate the original cost of the properties over their estimated service lives. The composite depreciation rate, expressed as a percentage of average depreciable plant in service, and considering the amortization of the over-accrued depreciation (discussed below), was approximately 2.4% in 1996, 2.3% in 1995, and 2.2% in 1994.

A study conducted in 1989 by an independent firm determined that the Company's reserve for depreciation was over-accumulated by $11.4 million. The agreement on base rates with the MPUC which became effective on October 1, 1990, contained a provision to amortize the remaining balance of the over-accumulated reserve for depreciation account over a six-year period. In 1995 the Company, in accordance with the results of an updated depreciation study, adopted shorter depreciable lives, resulting in an increase in the composite depreciation rate from 3.0% to 3.2%.

The Company follows the practice of charging to maintenance the cost of repairs, replacements and renewals of minor items considered to be less than a unit of property. Costs of additions, replacements and renewals of items considered to be units of property are charged to the utility plant accounts, and any items retired are removed from such accounts. The original costs of units of property retired and removal costs, less salvage, are charged to the depreciation reserve.

Depreciation, local property taxes and other taxes not based on income, which were charged to operating expenses, are stated separately in the Consolidated Statements of Income. Rents, advertising and research and development expenses are not significant. No royalty expenses were incurred.

Maintenance expense was $6.5 million in 1996, $5.9 million in 1995 and $6.2 million in 1994.

Equity Reserve for Licensed Hydro Projects - The FERC requires that a reserve be maintained equal to one-half of the earnings in excess of a prescribed rate of return on the Company's investment in licensed hydro property, beginning with the twenty-first year of the project operation under license. The required reserve for licensed hydro projects is classified in retained earnings and had a balance of $900,542 at December 31, 1996 and 1995.

Allowance for Funds Used During Construction (AFDC) - In accordance with regulatory requirements of the MPUC, the Company capitalizes as AFDC financing costs related to portions of its construction work in progress, at a rate equal to its weighted cost of capital, into utility plant with offsetting credits to other income and interest. This cost is not an item of current cash income, but is recovered over the service life of plant in the form of increased revenue collected as a result of higher depreciation expense and return. In addition, carrying costs on certain regulatory assets were also capitalized in 1994, and included in AFDC in the Consolidated Statements of Income. The average AFDC (and carrying cost) rates computed by the Company were 8.6% in 1996, 9.0% for 1995 and 9.2% in 1994.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain prior year amounts have been reclassified to conform with the presentation used in the 1996 Consolidated Financial Statements.


2.  INCOME TAXES

In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (FAS 109), the Company recorded net additional deferred income tax liabilities of approximately $20.5 million as of December 31, 1996 and $21.2 million as of December 31, 1995. These additional deferred income tax liabilities have resulted from the accrual of deferred taxes on temporary differences on which deferred taxes had not been previously accrued ($29.0 million and $29.8 million as of December 31, 1996 and 1995, respectively), offset by the effect of the 1987 change to lower income tax rates (reduced by the 1% increase in the federal income tax rate in 1993) that will be refunded to customers over time ($7.2 million as of December 31, 1996 and 1995), and the establishment of deferred tax assets on unamortized investment tax credits ($1.3 million as of December 31, 1996 and $1.4 million as of December 31, 1995). These latter amounts have been recorded as deferred regulatory liabilities at December 31, 1996 and 1995. The accrual of the additional amount of deferred tax liabilities have been offset by regulatory assets which represent the customers' future payment of these income taxes when the taxes are, in fact, expensed. As a result of this accounting, the Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994 are not affected by the implementation of FAS 109. The rate-making practices followed by the MPUC permit the Company to recover federal and state income taxes payable currently, and to recover some, but not all, deferred taxes that would otherwise be recorded in accordance with FAS 109 in the absence of regulatory accounting.

The individual components of other accumulated deferred income taxes are as follows at December 31, 1996 and 1995:

                                                       1996           1995
-------------------------------------------------------------------------------
Deferred Income Tax Liabilities:
  Costs to terminate purchased power contracts   $   67,731,973 $   77,126,042
  Excess book over tax basis of electric plant
    in service                                       51,356,093     47,658,824
  Deferred FERC licensing costs                       1,351,945      1,361,034
  Investment in jointly owned companies                 832,646        842,624
  Deferred demand-side management costs               1,018,733        651,672
  Other                                                 510,215        784,752
-------------------------------------------------------------------------------
                                                 $  122,801,605 $  128,424,948
-------------------------------------------------------------------------------
Less: Deferred Income Tax Assets:
  Net tax operating loss carryforwards           $   51,252,151 $   64,769,384
  Deferred income taxes provided on alternative
    minimum tax                                       5,808,234      3,898,824
  Investment in Basin Mills                           2,801,261      2,732,550
  Unamortized investment tax credits                  1,251,322      1,352,104
  Postretirement benefit costs other than pensions    1,861,054      1,107,808
  Deferred state income tax benefit                   2,213,840        908,722
  Accrued pension costs                               1,008,523        812,120
  Reserve for bad debts                                 807,447        807,447
  Other                                                 992,144      1,260,955
-------------------------------------------------------------------------------
                                                 $   67,995,976 $   77,649,914
-------------------------------------------------------------------------------
Total other accumulated deferred income taxes    $   54,805,629 $   50,775,034
===============================================================================

The individual components of federal and state income taxes reflected in the Consolidated Statements of Income for 1996, 1995 and 1994 are stated in the table at the top of the following page.


---------------------------------------------------------------------------
                                Year Ended December 31,
---------------------------------------------------------------------------
                                        1996           1995           1994
                              ---------------------------------------------
Current:
  Federal                     $    1,804,206 $         ---  $    1,287,485
  State                              526,576           ---             ---
---------------------------------------------------------------------------
                              $    2,330,782 $         ---  $    1,287,485
---------------------------------------------------------------------------
Deferred-Short-Term:
  Federal                     $         ---  $         ---  $     (797,919)
  State                                 ---            ---        (296,436)
---------------------------------------------------------------------------
                              $         ---  $         ---  $   (1,094,355)
---------------------------------------------------------------------------
Deferred-Long-Term:
  Federal-Other               $    4,034,809 $    2,131,643 $    3,003,171
  State-Other                        861,136         70,424        753,782
  Federal-Seabrook                  (331,076)      (339,415)      (339,620)
  State-Seabrook                     (69,379)       (71,570)       (72,127)
---------------------------------------------------------------------------
                              $    4,495,490 $    1,791,082 $    3,345,206
---------------------------------------------------------------------------
Investment Tax Credits, Net   $   (1,122,798)$      (61,193)$      143,695
---------------------------------------------------------------------------
    Total Provision           $    5,703,474 $    1,729,889 $    3,682,031
Allocated to Other Income           (821,021)      (308,215)       (68,433)
---------------------------------------------------------------------------
Charged to Operating Expense  $    4,882,453 $    1,421,674 $    3,613,598
===========================================================================

The table below reconciles an income tax provision, calculated by multiplying income before federal income taxes (as reported on the Consolidated Statements of Income) by the statutory federal income tax rate to the federal income tax expense reported on the Consolidated Statements of Income. The difference is represented by the temporary differences for which deferred taxes were not originally provided.


                                       1996          1995           1994
--------------------------------------------------------------------------------
                                       Amount   %    Amount    %    Amount   %
                                      ------------- ----------------------------
                                               (Dollars in Thousands)
                                      ------------------------------------------
Federal income tax provision at
  statutory rate                      $5,860 34.5 % $ 2,063 34.0 % $3,798 34.1 %
Less (Plus) temporary reductions in
  tax expense resulting from statutory
  exclusions from taxable income:
    Dividends received deduction
      related to earnings of associated
      companies                          116   .7        31   .5      132  1.2
    Equity component of AFDC             127   .8       191  3.1      428  3.8
    Amortization of equity component
      of AFDC on recoverable Seabrook
      investment                        (157) (.9)     (155) (2.5)   (155) (1.4)
    Other                                (68) (.5)     (104) (1.7)      7    .1
--------------------------------------------------------------------------------
Federal income tax provision before
  effect of temporary differences     $5,842 34.4 % $ 2,100 34.6 % $3,386 30.4 %
Less (Plus) timing differences that
  are flowed through for ratemaking
  and accounting purposes:
    Amortization of debt component of
      AFDC and capitalized overheads
      on recoverable Seabrook
      investment                        (149) (.9)     (146) (2.4)   (147) (1.3)
    Book depreciation greater than tax
      depreciation on assets acquired
      before 1971                        (90) (.5)     (292) (4.8)   (293) (2.6)
    State income tax liability deducted
      for federal income tax purposes    314  1.9        --   --      131  1.2
    Reversal of excess deferred income
      taxes                              101   .6       101  1.7       35   .3
    Amortization of investment tax
      credits                            175  1.0       676 11.1      178  1.6
    Investment tax credits flowed
      through                            540  3.2        62  1.0        --  --
    Other                                158   .9       (32) (.5)     185  1.6
--------------------------------------------------------------------------------
 Federal income tax provision          $4,793 28.2 % $ 1,731 28.5 % $3,297 29.6%
================================================================================

Under the federal income tax laws, the Company received investment tax credits (ITC) on qualified property additions through 1986. ITC utilized were deferred and are being amortized over the life of the related property. In 1996 the Company recorded the utilization of approximately $540,000 of ITC, which were utilized to reduce income taxes payable upon an Internal Revenue Service (IRS) examination of the Company's 1993 and 1994 federal income tax returns and to reduce federal alternative minimum income taxes, which were flowed-through for financial reporting purposes as a reduction of income tax expense. The Company in 1996 also recorded $407,000 of State of Maine ITC and $175,000 of amortization of deferred ITC. Comparatively, in 1995, the Company recorded the utilization of $615,000 of deferred ITC and $676,000 of amortization of deferred ITC.

ITC available of about $2.6 million ($1.6 million which is attributable to PHC and $950,000 to BVC) have not been utilized or recorded and, subject to review by the IRS, may be used prior to their expiration, which occurs between 2001 and 2005.

At December 31, 1996, the Company had, for income tax purposes, federal and state alternative minimum tax credits of approximately $5.8 million for the reduction of future tax liabilities. In 1996 the Company utilized approximately $32.6 million of tax net operating loss carryforwards to reduce its regular income tax liability. At December 31, 1996, the Company had, for income tax reporting purposes, approximately $126.1 million of tax net operating loss carryforwards that expire in 2010. These net operating losses were principally due to the Company deducting for income tax reporting purposes the costs of the purchased power contract terminations in 1995, which were deferred for financial reporting purposes (see Note 6).

In 1994 the Company utilized $15.6 million of tax net operating loss carryforwards and $322,000 of investment tax credits to reduce the alternative minimum tax liability for 1994.


3.  COMMON AND PREFERRED STOCK

Common Stock - Prior to 1992, stockholders had been able to invest their dividends and optional cash payments in common stock of the Company acquired by an independent agent in the open market through the Company's Dividend Reinvestment and Common Stock Purchase Plan (the Plan). In 1992 the Company amended the Plan to enable it to issue original shares in return for the reinvested dividends and optional cash payments. The common stock has general voting rights of one vote per twelve shares owned. In January 1997, the Company further amended the Plan to allow for the option of purchasing shares either on the open market or from newly issued shares sold by the Company. The Company anticipates that for the foreseeable future common stock will be purchased on the open market.

Preferred Stock - Authorized but unissued shares of 432,660 (plus additional shares equal in number to such presently outstanding shares as may be retired) may be issued with such preferences, restrictions or qualifications as the Board of Directors may determine. Any new shares so issued will be required to be issued with per share voting rights no greater than that of the common stock. The callable preferred stock may be called in whole or in part upon any dividend date by appropriate resolution of the Board of Directors. Except for the holders of the 8.76% issue, which does not carry general voting rights, the currently outstanding preferred stock has general voting rights of one vote per share. With regard to payment of dividends or assets available in the event of liquidation, preferred stock ranks prior to common stock.

Redeemable Preferred Shares - On December 27, 1989, the Company issued to an institutional investor $15 million of nonvoting preferred stock carrying an annual dividend rate of 8.76%. These shares have a maturity of fifteen years with a mandatory sinking fund of $1.5 million per year starting in 1995. The agreement to issue this series of preferred stock contains a provision where-by, if the Company pays a dividend that is considered a return of capital for federal income tax purposes, the Company is required to make a payment (make whole provision) to the stockholder in order to restore the stockholder's after-tax yield to the level it would have been had the dividend not been considered a return of capital. Since 100% of the dividends paid in 1990 and 1995 and 50% in 1993, pending any review by the IRS (for 1995 only), were considered a return of capital, the Company became obligated to pay this stockholder approximately $939,000, on a pro-rata basis (10% per year) in conjunction with each sinking fund payment starting in 1995. This obligation is being recognized over the remaining life of the issue through a direct charge to retained earnings, which amounted to approximately $89,000 in 1996. In 1996 the Company made two sinking fund payments totalling $3 million, as well as approximately $188,000 under the make whole provision.


4. LONG-TERM DEBT AND SHORT-TERM BORROWINGS

In connection with financing the costs of the purchased power contract buyback accomplished in June 1995 (see Note 6), the Company entered into a Loan Agreement with the Finance Authority of Maine (FAME), a body corporate and politic and public instrumentality of the State of Maine. Pursuant to authorizing legislation in Maine, FAME issued $126 million of notes through a private placement, the repayment of which is the responsibility of the Company under the terms of the Loan Agreement. Of that amount, approximately $105 million was made available to the Company to finance a portion of the buyback and approximately $21 million was set aside in a capital reserve fund. The notes bear interest at an annual rate of 7.03%, mature on July 1, 2005 and are subject to a schedule of annual principal payments beginning on July 1, 1998. The amount held in the capital reserve fund will be used to pay the final installments of principal and interest due in 2005. The assets in the capital reserve fund are held by a third party trustee and invested in a guaranteed investment contract, earning interest at an annual rate of 6.51%, and the interest earnings are utilized to offset the semiannual interest payments on the Fame notes.

In order to secure the FAME notes, the Company executed a new General and Refunding Mortgage Indenture and Deed of Trust establishing a lien on the Company's property junior to the lien under the Company's First Mortgage Bonds Indenture. After the issuance of $115 million in First Mortgage Bonds to a group of bank lenders discussed below, the Company may not issue any additional First Mortgage Bonds in the future. The Company issued bonds to FAME under the new mortgage in the amount of $126 million.

On June 30, 1995, the Company entered into a Credit Agreement (Agreement) with a group of seven banks consisting of a revolving credit facility in the initial amount of $55 million and a term loan in the amount of $60 million. The revolving credit facility replaced the Company's short-term credit facilities that existed prior to the closing, and also provided for the issuance of a letter of credit required to support $4.2 million of the Company's Pollution Control Revenue Bonds. To secure the existing letter of credit related to the Pollution Control Revenue Bonds, until the new letter of credit could be issued, the Company deposited approximately $4.4 million of the proceeds from this financing with a third party trustee. These funds were released to the Company upon the issuance of the new letter of credit in August 1995. The receipt of these funds is reflected in Other, net in the 1995 Consolidated Statements of Cash Flows. The Agreement is secured by $115 million of non-interest bearing First Mortgage Bonds.

The revolving credit facility has a term of five years and was automatically and permanently reduced by $1 million on December 31, 1995, by $2 million on June 30, 1996 and by $3 million on December 31, 1996. The term loan, used to finance a portion of the buyback cost, also has a term of five years and requires annual principal payments of $12 million beginning June 30, 1996. The Company may borrow at rates, as defined with the Agreement, based on LIBO (London Interbank Offered) rate, or the higher of the prime rate, the three month certificate of deposit rate or the federal funds rate. A risk premium based on the Company's senior debt rating is added to the base portion of the rate, which results in the combined total interest rate for borrowings under the Agreement. A required commitment fee, based on the Company's available revolving credit commitment, is also priced according to the Company's senior debt rating.

In August 1995, the Company entered into agreements with three banks to cap the LIBO rate on the term loan at 7.25%, with the cost to cap the interest rate amounting to $624,000. These costs are being amortized over the life of the term loan.

The Agreement allows the Company to incur, outside of the revolving credit facility, additional unsecured debt of $5 million, plus 50% of the aggregate amount of mandated or optional reductions to the $55 million revolving credit facility. In connection with this provision, the Company maintains a $5 million uncommitted line of credit.

The debt instruments executed in connection with the purchased power buyback financing contains a number of covenants and restrictions that the Company believes to be usual and customary for such a transaction, including limitations on the aggregate amount of indebtedness the Company may incur and restrictions on the payment of dividends. The Company was in compliance with the covenants during 1996, but it is likely that the Company will not be in compliance with all covenants for the quarter ending March 31, 1997. The noncompliance with the covenants would create an event of default under the Agreement, resulting in the associated outstanding debt being callable by the lenders. As of December 31, 1996 the Company has classified the Medium Term Notes as long-term, the classification which the Company believes to be most appropriate. If in the future it became likely that the lenders would call the debt, then the outstanding borrowings could be classified as short-term.

Under the provisions of the first mortgage bond indenture, substantially all of the Company's plant and property has been mortgaged to secure the Company's first mortgage bonds. Sinking fund requirements and current maturities of the first mortgage bonds for the five years subsequent to December 31, 1996 aggregate $112,374,966 as follows:


                                    Sinking Fund    Current
                                    Requirements   Maturities      Total
------------------------------------------------------------------------------
                             1997 $   1,853,515 $  12,000,000 $  13,853,515
                             1998     1,778,554    26,800,000    28,578,554
                             1999     1,675,205    25,100,000    26,775,205
                             2000     1,886,702    26,000,000    27,886,702
                             2001       180,990    15,100,000    15,280,990
------------------------------------------------------------------------------
                                  $   7,374,966 $ 105,000,000 $ 112,374,966
==============================================================================

Certain information related to total short-term borrowings under the Credit
  Agreement and the lines of credit is as follows:

                                           1996          1995          1994
------------------------------------------------------------------------------
Total credit available at end
  of period                       $  54,000,000 $  59,000,000 $  55,000,000
Letter of credit secured under
  the revolving credit facility   $   4,200,000 $   4,200,000 $           -
Unused credit at end of period    $  17,300,000 $  19,800,000 $  28,000,000
Borrowings outstanding at end
  of period                       $  32,500,000 $  35,000,000 $  27,000,000
Effective interest rate (exclusive
  of fees) on borrowings outstand-
  ing at end of period                      7.7 %         8.4 %         6.0 %
Average daily outstanding borrow-
  ings for the period             $  33,609,973 $  33,573,973 $  26,035,616
Weighted daily average annual
  interest rate                             7.6 %         7.5 %         4.6 %
Highest level of borrowings at
  any month-end during the period $  41,500,000 $  47,000,000 $  38,000,000
============================================================================


5.  POSTRETIREMENT AND OTHER POSTEMPLOYMENT BENEFITS

Postretirement Benefits - The Company has a noncontributory pension plan covering substantially all of its employees. On July 17, 1987, the Company created separate union and nonunion plans from an original plan. Effective January 1, 1995, the Company merged the union and nonunion plans into one plan. Benefits under the plans are generally based on the employee's years of service and compensation during the years preceding retirement. The Company's general policy is to contribute to the funds the amounts deductible for federal income tax purposes.

The following tables detail the components of pension expense for 1996 and pension income for 1995 and 1994, the funded status of the plans, the amounts recognized in the Company's Consolidated Financial Statements and the major assumptions used to determine these amounts. There were no employer contributions to the plan in 1996 and 1995. Employer contributions to the plans amounted to approximately $1.2 million in 1994. In 1995 and 1994 the Company implemented early retirement programs which resulted in additional pension expense of approximately $2.5 million and $1.6 million, respectively. The plan's assets are composed of fixed income securities, equity securities and cash equivalents. Total pension expense (income) included the following components:


                                               1996          1995          1994
--------------------------------------------------------------------------------
Service cost-benefits earned during
  the period                           $    991,569 $     813,811 $   1,060,134
Interest cost on projected benefit
  obligation                              2,781,366     2,458,466     2,310,455
Actual return on plan assets             (6,298,817)   (8,505,484)      377,447
Total of amortized obligations and
  the net gain (loss) deferred            2,539,961     4,889,703    (3,865,833)
--------------------------------------------------------------------------------
    Total pension expense (income)     $     14,079 $    (343,504)$    (117,797)
================================================================================

                                               1996          1995          1994
--------------------------------------------------------------------------------
Significant assumptions used were-
  Discount rate                               7.25%         8.25%          7.0%
  Rate of increase in future compen-
    sation levels                              5.0%          5.0%          5.0%
  Expected long-term rate of return
    on plan assets                             9.0%          9.0%          9.0%
--------------------------------------------------------------------------------

The following table sets forth the plan's funded status at December 31, 1996 and 1995:

                                                             1996          1995
--------------------------------------------------------------------------------
Actuarial present value of accumulated benefit obligation
  Vested                                            $  30,856,060 $  31,528,835
  Non-vested                                            2,696,764     2,877,035
--------------------------------------------------------------------------------
  Total                                             $  33,552,824 $  34,405,870
================================================================================
Project benefit obligation                          $ (39,369,783)$ (39,121,538)
Plan assets at fair value                              44,143,679    41,312,595
--------------------------------------------------------------------------------
Excess of plan assets over projected
  benefit obligation                                $   4,773,896 $   2,191,057
Items not yet recognized in earnings-
  Net (asset) at transition                            (4,119,475)   (5,051,800)
  Prior service cost                                    4,540,404     5,096,783
  Unrecognized net gain from past ex-
    perience and changes in assumptions                (5,835,153)   (2,862,289)
--------------------------------------------------------------------------------
      Net pension liability recognized              $    (640,328)$    (626,249)
================================================================================

The discount rate and rate of increase in future compensation levels used to determine pension obligations, effective January 1, 1997, are 7.5% and 5%, respectively, and were used to calculate the plan's funded status at December 31, 1996.

In addition to pension benefits, the Company provides certain health care and life insurance benefits to its retired employees. Substantially all of the Company's employees may become eligible for retiree benefits if they reach normal retirement age while working for the Company.

The MPUC in 1993 issued a final accounting rule in connection with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (FAS 106), which adopted this pronouncement for ratemaking purposes and authorized the Company to defer the excess of the net periodic postretirement benefit cost recognized under FAS 106 over the pay-as-you-go amount in 1993 through February 28, 1994, and to include such excess as a regulatory asset pending inclusion in the new base rates, effective March 1, 1994. This regulatory asset, which amounted to $705,283 at February 28, 1994, is being recovered, beginning March 1, 1994, over a ten-year period. The Company, also in accordance with the final accounting ruling, is amortizing the unrecognized transition obligation of $10,023,200 over a 20-year period. In 1995 and 1994 the Company implemented early retirement programs which resulted in $909,418 and $750,000, respectively, of expense related to additional medical and life insurance benefits provided to the early retirees.

In 1994 the Company established an irrevocable external Voluntary Employee Benefit Association Trust Fund (VEBA) to fund the payment of postretirement medical and life insurance benefits. Company and retiree contributions to the VEBA, which commenced in July 1994, amounted to $528,000 in 1996, $1,226,000 in 1995 and $755,000 in 1994. The VEBA's assets are composed of United States Treasury money market funds. The Company's general policy is to contribute to the VEBA amounts necessary to fund claims and administrative costs.

The actuarially determined net periodic postretirement benefit cost for 1996, 1995 and 1994 and the major assumptions used to determine these amounts are shown in the following tables:


                                               1996          1995          1994
--------------------------------------------------------------------------------
Service cost of benefits earned       $     326,809 $     378,400 $     379,400
Interest cost on accumulated post-
  retirement benefit obligation             928,423       948,000       724,000
Actual return on plan assets                (21,000)      (23,300)       (7,800)
Amortization of unrecognized transition     501,200       501,200       501,200
Other deferrals, net                             --        23,699        (1,800)
Early retirement plan benefits                   --       909,418       750,000
--------------------------------------------------------------------------------
Net periodic postretirement benefit
  cost                                $   1,735,432 $   2,737,417 $   2,345,000
================================================================================

                                               1996          1995          1994
--------------------------------------------------------------------------------
Significant assumptions used were-
  Discount rate                               7.25%         8.25%          7.0%
  Health care cost trend rate, employees
    less than age 65-
      Near-term                                9.0%          8.5%          9.0%
      Long-term                                4.5%          4.5%          4.5%
  Health care cost trend rate, employees
    greater than age 65-
      Near-term                                7.0%          6.8%          7.0%
      Long-term                                4.5%          4.5%          4.5%
  Rate of return on plan assets                5.0%          5.0%          2.0%
--------------------------------------------------------------------------------

The following table sets forth the benefit plan's funded status at December 31, 1996 and 1995:

                                                             1996          1995
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                          $   8,606,932 $   7,749,800
  Fully eligible active plan participants                 847,920     1,374,400
  Other active participants                             3,783,868     3,248,300
--------------------------------------------------------------------------------
                                                    $  13,238,720 $  12,372,500
Fair value of plan assets                                (240,878)     (606,800)
Unrecognized net transition obligation                 (8,018,400)   (8,519,600)
Unrecognized gain                                         683,075       625,986
--------------------------------------------------------------------------------
Accrued postretirement benefit cost
  (included in Other Reserves)                      $   5,662,517 $   3,872,086
================================================================================

The discount rate used to determine postretirement benefit obligations, effective January 1, 1997, and the Plan's funded status at December 31, 1996, was 7.5%.

If the health care cost trend rate was increased one percent, the accumulated postretirement benefit obligation as of December 31, 1996 would have increased by 13.2%. The effect of such change on the aggregate of service and interest cost for 1996 would be an increase of 17.5%.

The estimates of the Company's accrued pension and postretirement benefit costs involve the utilization of significant assumptions. Any change in these assumptions could impact the liabilities in the near term.

The Company also provides a defined contribution 401(k) savings plan for substantially all of its employees. The Company's matching of employee voluntary contributions amounted to approximately $290,000 in 1996 and $216,000 in each of 1995 and 1994.

Postemployment Benefits - Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" (FAS 112). The effect of FAS 112 on the Company's consolidated results of operations, cash flows and financial position is not material.


6.  JOINTLY OWNED FACILITIES AND POWER SUPPLY COMMITMENTS

Maine Yankee - The Company owns 7% of the common stock of Maine Yankee, which owns and operates an 880 megawatt (MW) nuclear generating plant in Wiscasset, Maine. The Company's equity investment in Maine Yankee is approximately $5 million. Under a cost-based power contract, the Company is entitled to about 7% of the output of the plant.

Following a yearlong shutdown for repairs to the steam generators in 1995, Maine Yankee has come under intense regulatory scrutiny in a series of events beginning in December 1995 with an anonymous letter about an allegedly faulty computer program. The events have evolved into a number of investigations by Maine Yankee's primary licensing authority, the United States Nuclear Regulatory Commission (NRC) and by Maine Yankee itself. Concerns have included compliance with NRC regulations, conformance of the plant to design specifications, adequacy and condition of components and systems, and management issues. Many of these concerns remain unresolved. During the evolution of these events, the NRC itself has been subject to public criticism about the adequacy of its regulatory activities and its relationship with nuclear plant licensees, and in response the NRC has been implementing changes in its approach to oversight of licensees that are having the effect of amplifying the regulatory scrutiny. Civil enforcement proceedings have been initiated by the NRC to impose monetary penalties on Maine Yankee for alleged violations of regulations. The NRC has also referred certain issues to the United States Department of Justice for further investigation, which could result in further civil or criminal proceedings. The Company cannot predict the outcome of these investigations and proceedings.

Maine Yankee operated for part of 1996, but under a restriction imposed by the NRC that limited its operation to 90% of full power capacity pending the resolution of various issues (which are not yet resolved). The plant has been off-line since early December 1996 when it was shut down to address cable-separation and associated issues. Since then, Maine Yankee also determined that a substantial portion of the nuclear fuel in the reactor was defective and had to be replaced, thereby extending the shutdown into a refueling outage. During the refueling outage, Mine Yankee is continuing to attempt to resolve the other issues that led to the current shutdown, and will inspect the steam generators for degradation beyond that which was the subject of the 1995 repair. Such degradation has been identified at other plants of similar age and design as Maine Yankee. Satisfactory condition of the steam generators is a significant factor in the plant's continued operation.

Management changes are taking place at Maine Yankee. Maine Yankee's chief executive officer resigned in late 1996, and a management team from a firm experienced in nuclear generating plant operations has been retained.

During 1996 and 1995 the Company incurred substantial cost for replacement power, and, since the FCA was eliminated at the beginning of 1995, the replacement power costs had a material impact in reducing earnings in 1996 and 1995. With the Plant off-line for most of 1995 and portions of 1996, and operating at 90% capacity in 1996 when on-line, the Company incurred replacement power costs of $4.3 million in 1996 and $8.6 million in 1995. Maine Yankee has estimated that the cost of resolving the previously mentioned cable separation issue will be approximately $7.2 million, and the Company has accrued for its share of this cost at December 31, 1996. The Company, in 1995, incurred approximately $1.9 million in expense related to its share of Maine Yankee's steam tube resleeving project costs.

The Company cannot predict how long Maine Yankee will remain out of service. The Company has been incurring replacement power costs of approximately $1 million per month while the plant has been out of service, and expects such costs to continue at least at the same rate until the plant returns to service. The market price for replacement power is being driven up somewhat because other nuclear power plants in New England are also indefinitely shut down. In addition to the replacement power costs, the Company is responsible for 7% of whatever additional costs are necessary to return Maine Yankee to service. In December 1996 the Maine Yankee board of directors approved about $30 million in additional operating and maintenance costs for 1997 (in addition to incremental capital costs), and, while revised budgets have not been approved, these costs are now likely to be greater.

The Company is obligated to pay its pro rata share of Maine Yankee's operating expenses, fuel costs, capital costs and decommissioning costs. Estimated costs of decommissioning the Maine Yankee plant assuming dismantlement and removal is $369.4 million (in 1996 dollars) of which the Company's share is approximately $25.9 million. The estimated cost of decommissioning is subject to change due to evolving technology and the possibility of new legal requirements. Accumulated decommissioning funds at December 31, 1996 had an adjusted market value of $163.5 million of which the Company's share was approximately $11.4 million.

MEPCO - The Company owns 14.2% of the common stock of MEPCO. MEPCO owns and operates electric transmission facilities from Wiscasset, Maine, to the Maine-New Brunswick border. Information relating to the operations and financial position of Maine Yankee and MEPCO appears at the top of page 30 [below in this electronic filing].


--------------------------------------------------------------------------------------------------------------
                                                      Maine Yankee                        MEPCO
--------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------
                                                  1996       1995       1994       1996       1995       1994
                                              ---------  ---------  ---------  ---------  ---------  ---------


Operations:
   As reported by investee-
      Operating Revenue                      $ 185,661  $ 205,977  $ 173,857  $  55,391  $  49,699  $  24,746
--------------------------------------------------------------------------------------------------------------
      Depreciation                           $  32,952  $  32,722  $  30,823  $     845  $   1,383  $   1,383
      Interest and Preferred Divivends          15,922     17,332     14,583         61         96        106
      Other expenses, net                      130,150    148,866    121,437     54,265     48,115     23,152
--------------------------------------------------------------------------------------------------------------
      Operating expenses                     $ 179,024  $ 198,920  $ 166,843  $  55,171  $  49,594  $  24,641
--------------------------------------------------------------------------------------------------------------
      Earnings Applicable to Common Stock    $   6,637  $   7,057  $   7,014  $     220  $     105  $     105
==============================================================================================================
   Amounts Reported by the Company-
      Purchased power costs                  $  12,839  $  14,299  $  11,771  $       -  $       -  $       -
      Equity in net income                        (449)      (498)      (480)       (15)       (15)       (15)
--------------------------------------------------------------------------------------------------------------
      Net purchased power expense            $  12,390  $  13,801  $  11,291  $     (15) $     (15) $     (15)
==============================================================================================================
Financial Position:
   As reported by investee-
      Plant in service                       $ 409,865  $ 404,499  $ 401,092  $  23,146  $  23,135  $  23,099
      Accumulated depreciation                (225,735)  (208,537)  (192,293)   (22,545)   (21,777)   (20,463)
      Other assets                             417,931    384,996    341,111     10,126      4,667      3,927
--------------------------------------------------------------------------------------------------------------
         Total assets                        $ 602,061  $ 580,958  $ 549,910  $  10,727  $   6,025  $   6,563
   Less-
      Preferred stock                           18,000     18,600     19,200          -          -          -
      Long-term debt                           103,332    109,999    118,666        620          -      1,730
      Other liabilities and deferred credits   409,392    381,158    344,550      9,110      5,147      3,955
--------------------------------------------------------------------------------------------------------------
         Net assets                          $  71,337  $  71,201  $  67,494  $     997  $     878  $     878
==============================================================================================================
Company's reported equity-
      Equity in net assets                   $   4,994  $   4,984  $   4,725  $     142  $     125  $     125
      Adjust Company's estimated to actual          20         30         29        (17)         -          -
--------------------------------------------------------------------------------------------------------------
      Equity in net assets as reported       $   5,014  $   5,014  $   4,754  $     125  $     125  $     125
==============================================================================================================


Wyman 4 - The Company owns 8.33% (50 MW) of the oil-fired 600 MW Wyman Unit No. 4 in Yarmouth, Maine. The Company's proportionate share of the direct expenses of this unit is included in the corresponding operating expenses in the Consolidated Statements of Income. Included in the Company's utility plant are the following amounts with respect to this unit:


                                      1996           1995           1994
-------------------------------------------------------------------------
Electric plant in service    $  16,885,690  $  16,876,963  $  16,771,430
Accumulated depreciation        (8,927,440)    (8,459,911)    (7,996,737)
-------------------------------------------------------------------------
                             $   7,958,250  $   8,417,052  $   8,774,693
=========================================================================

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

In 1990, the Company formed BVC, whose sole function is to be a 50% general partner in Chester, a partnership which owns a static var compensator (SVC), which is electrical equipment that supports the Phase 2 transmission line. A wholly-owned subsidiary of Central Maine Power Company owns the other 50% interest in Chester. Chester has financed the acquisition and construction of the SVC through the issuance of $33 million in principal amount of 10.48% senior notes due 2020, and up to $3.25 million principal amount of additional notes due 2020 (collectively, the SVC Notes). The holders of the SVC Notes are without recourse against the partners or their parent companies and may only look to Chester and to the collateral for payment. The New England utilities which participate in Phase 2 have agreed under a FERC approved contract to bear the cost of Chester, on a cost of service basis, which includes a return on and of all capital costs. Information relating to the operations and financial position of Chester appears at the top of page 32.



------------------------------------------------------------------------------------------------
                                         Bangor-Pacific                     Chester
------------------------------------------------------------------------------------------------
                                                      (Dollars in Thousands)
------------------------------------------------------------------------------------------------
                                    1996       1995       1994       1996       1995       1994
                                ---------  ---------  ---------  ---------  ---------  ---------


Operations:
As reported by investee-
   Operating Revenue           $   8,252  $   7,277  $   6,880  $   4,782  $   5,016  $   5,173
------------------------------------------------------------------------------------------------
   Depreciation                $     866  $     862  $     855  $   1,075  $   1,075  $   1,075
   Interest expense                3,501      3,657      3,791      2,988      3,114      3,227
   Other expenses, net               832        707      1,134        719        827        871
------------------------------------------------------------------------------------------------
   Operating expenses          $   5,199  $   5,226  $   5,780  $   4,782  $   5,016  $   5,173
------------------------------------------------------------------------------------------------
   Net Income                  $   3,053  $   2,051  $   1,100  $       -  $       -  $       -
================================================================================================
Company's reported equity in
  net income                   $   1,527  $   1,026  $     550  $       -  $       -  $       -
================================================================================================
Financial Position:
As reported by investee-
   Plant in service            $  44,043  $  44,035  $  43,977  $  31,993  $  31,993  $  31,991
   Accumulated depreciation       (7,293)    (6,427)    (5,572)    (6,372)    (5,296)    (4,221)
   Other assets                    3,114      3,399      2,978      3,277      3,351      3,555
------------------------------------------------------------------------------------------------
      Total assets             $  39,864  $  41,007  $  41,383  $  28,898  $  30,048  $  31,325
   Less-
      Long-term debt              30,600     32,600     34,500     27,021     28,204     29,387
      Other liabilities            2,359      2,255      2,241      1,877      1,844      1,938
------------------------------------------------------------------------------------------------
         Net assets            $   6,905  $   6,152  $   4,642  $       -  $       -  $       -
================================================================================================
Company's reported equity in
  net assets                   $   3,453  $   3,076  $   2,321  $       -  $       -  $       -
================================================================================================


Small Power Production Facilities - As of the end of 1996, the Company had contracts with seven independent, non-utility power producers known as "small power production facilities." The West Enfield Project, described below, is one such facility. There are five other relatively small hydroelectric facilities, and a 20 MW facility fueled by municipal solid waste. The cost of power from the small power production facilities is more than the Company would incur from other sources if it were not obligated under these contracts, and, in the case of the solid waste plant, substantially more. The prices were negotiated at a time when oil prices were much higher than at present, and when forecasts for the costs of the Company's long-term power supply were higher than current forecasts.

The Company has been attempting to alleviate the adverse impact of high-cost contracts with small power production facilities. One method for doing so has been to pay a fixed sum in return for terminating the contract. The first such transaction was accomplished in 1993, and in 1995 the Company succeeded in accomplishing two more. These contract terminations have resulted in significant savings in purchased power costs, and the Company believes such savings will continue over the long term. The 1995 transactions involved a "buyback" of the contracts for the purchase of power from two biomass-fueled generating plants in West Enfield and Jonesboro, Maine, which are identical plants under common ownership. The buyback cost was approximately $170 million, including transaction costs. Under the Company's Alternative Marketing Plan (AMP), the buyback costs have been deferred and recorded as a regulatory asset, to be amortized and collected over a ten-year period, beginning July 1, 1995. The cost of the buyback was financed entirely by new debt instruments, thereby significantly increasing the Company's indebtedness. See Note 4 for discussion of these financings.

In addition to the buyback costs incurred to date, the Company is committed under certain conditions to reimburse the towns of Enfield and Jonesboro for lost property tax revenues in an amount not expected to exceed $1.4 million over a two-year period. In 1996 the Company made payments of approximately $859,000 to the two towns under this commitment.

In the 1993 transaction, the Company negotiated an agreement to cancel its long-term purchased power agreement with one of the biomass plants, the Beaver Wood Joint Venture (Beaver Wood), in June 1993. In connection with the cancellation the Company paid Beaver Wood $24 million in cash and issued a new series of 12.25% First Mortgage Bonds due July 15, 2001 to the holders of Beaver Wood's debt in the amount of $14.3 million in substitution for Beaver Wood's previously outstanding 12.25% Secured Notes. Also, in connection with the cancellation agreement, a reconstituted Beaver Wood partnership paid the Company $1 million at the time of settling the transaction and agreed to pay the Company $1 million annually for a six-year period beginning in 1994 in return for retaining the ownership and the option of operating the plant. The payments are secured by a mortgage on the property of the Beaver Wood facility.

In May 1993 the Company received an accounting order from the MPUC related to this purchased power contract buyout. The order stipulated that the Company may seek recovery of the costs associated with the buyout in a future base rate case, and could also record carrying costs on the deferred balance. Consequently, a regulatory asset of $40.3 million had been recorded as of December 31, 1993. Effective with the implementation of new base rates on March 1, 1994, the Company began recovering over a nine-year period the deferred balance, net of the additional $6 million anticipated from Beaver Wood. In each of 1994, 1995 and 1996 the Company received its $1 million payment.

The last remaining high-priced non-utility power purchase contract that offers a potential for substantial savings is the Company's contract to purchase energy from the Penobscot Energy Recovery Company (PERC). PERC owns a 20 MW waste-to-energy facility in Orrington, Maine that provides solid waste disposal services to many communities in central, eastern and northern Maine. The contract requires the Company to purchase the electricity output of the plant until 2018 at a price that is presently substantially above the cost of alternative sources of power, and in the Company's opinion, is likely to remain so. The Company has been working with PERC and the affected municipalities at a restructuring of the power contract that would result in substantial savings for the Company and would continue to allow the PERC plant to meet the solid waste disposal needs of Maine communities. As of this writing, the interested parties appear to have arrived at a satisfactory agreement to restructure the contract that would include: 1) an initial payment by the Company to PERC of $8 million; 2) an additional annual payment by the Company to PERC of up to $500,000 for four years contingent upon specified levels of profitability for the PERC plant; 3) an annual rebate to the Company based upon a formula tied to the profitability of the PERC plant;
4) a refinancing by PERC to extend the term of the existing tax-exempt debt; and 5) a guarantee of that debt by FAME. While there are a number of obsta-cles to the completion of the restructuring, the Company estimates that if it is successfully completed, the net present value of the savings from current contract costs will be $30-35 million over the remaining life of the contract.

West Enfield Project - In 1986, the Company entered into a joint venture with a development subsidiary of Pacific Lighting Corporation for the purpose of financing and constructing the redevelopment of an old 3.8 MW hydroelectric plant which the Company owned on the Penobscot River in Enfield and Howland, Maine, into a 13 MW facility for the purpose of operating the facility once it was completed. Commercial operation of the redeveloped project began in April 1988. PHC was formed to own the Company's 50% interest in the joint venture, Bangor-Pacific.

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

Under the purchased power contract, if the project operates as anticipated, payments by the Company to Bangor-Pacific are estimated to be about $7.5 million annually (without consideration of any distributions by the joint venture to the partners). It is possible that the Company would be required to make payments under the contract regardless of whether any power is delivered, in an amount of approximately $4 million per year. However, the Company has the right to terminate the contract if the failure to deliver power continues for a period of 12 consecutive months. Information relating to the operations and financial position of Bangor-Pacific appears at the top of page 32.

Basin Mills and Veazie Projects - As a result of increased uncertainty about the recoverability of amounts invested through 1993 in licensing activities for proposed additional hydroelectric facilities, the Company established a reserve against those investments in the amount of $8.7 million as of December 31, 1993. Since 1993 the Company has charged to non-operating expense all amounts related to these licensing activities. The projects for which the reserve was established are a proposed 38 MW generating facility located at the so-called Basin Mills site on the Penobscot River in Orono and Bradley, Maine and an 8 MW addition to the Company's existing dam and power station on the Penobscot River in Veazie and Eddington, Maine. The projects would require a total investment of $140 million. The Company has been pursuing the permitting of these facilities since the early 1980s.


7.  UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data pertaining to the results of operations are shown below:

                                                        Quarter Ended
                                 ----------------------------------------------
                                    Mar. 31    June 30   Sept. 30     Dec. 31
                                 ----------------------------------------------
1996                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------
Electric Operating Revenue        $   48,161 $   43,152 $   47,355 $   48,706
Operating Income                      10,454      9,036      8,417      8,334
Net Income                             4,095      2,758      2,295      2,135
Earnings Per Share of Common Stock$     .51  $     .32  $    .26   $    .24
=============================================================================
                            1995
---------------------------------
Electric Operating Revenue        $   48,263 $   43,694 $   46,025 $   46,931
Operating Income                       6,004      1,438      7,538      8,688 *
Net Income                             3,293     (1,696)       828      1,911 *
Earnings (Loss) Per Share of
  Common Stock                    $     .40  $    (.29) $     .05  $    .20   *
=============================================================================
                            1994
---------------------------------
Electric Operating Revenue        $   46,375 $   39,664 $   42,575 $     45,484
Operating Income                       3,037      4,550      5,589        4,157
Net Income                             1,095      2,008      3,073        1,282
Earnings Per Share of Common Stock$     .11  $     .22  $     .37  $       .12
===============================================================================
* Includes $498,000 of amortization of investment tax credit or $.07 per common share.


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

9.  CONTINGENCIES

Environmental Matters - In 1992, the Company received notice from the Maine Department of Environmental Protection that it was investigating the cleanup of several sites in Maine that were used in the past for the disposal of waste oil and other hazardous substances, and that the Company, as a generator of waste oil that was disposed at those sites, may be liable for certain cleanup costs. The Company learned in October 1995 that the United States Environmental Protection Agency placed one of the sites on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act and will pursue potentially responsible parties. With respect to this site, the Company is one of a number of waste generators under investigation, and it is too early in the process to speculate on the extent of the Company's potential liability. As to the only other site which has been listed by the Department of Environmental Protection as an Uncontrolled Hazardous Substance Site, the Company was informed that it is considered a de minimis generator.


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value at December 31, 1996 of each class of financial instrument for which it is practical to estimate the value:

Cash and cash equivalents: the carrying amount of $1,274,386 approximates fair value. The fair values of other financial instruments at December 31, 1996 based upon similar issuances of comparable companies are as follows:

                                                           In Thousands
------------------------------------------------------------------------------
                                                       Carrying       Fair
                                                        Amount        Value
                                                     -------------------------
Funds held by trustee-guaranteed investment contract $    21,199   $   20,603
Mandatory redeemable cumulative preferred stock           12,000       12,587
First Mortgage Bonds                                     109,875      117,068
Pollution Control Revenue Bonds                            4,200        4,200
FAME Revenue Notes                                       126,000      125,824
Medium Term Notes                                         48,000       48,000
------------------------------------------------------------------------------

11.  REGULATORY ASSETS

Accounting rules applicable to regulated utilities allow the establishment of regulatory assets for costs accumulated for certain items other than the usual and customary capital assets, and allow the deferral of the income statement impact of those costs if they are expected to be recovered in future rates. As of December 31, 1996, the Company has regulatory assets, net of regulatory liabilities, of approximately $227.7 million. The effects of competition could ultimately cause the operations of the Company, or a portion thereof, to cease meeting the criteria for application of the accounting rules for regulatory assets. If this were to occur, accounting standards of enterprises in general would apply and unamortized balances of regulatory assets would be charged to operations in the year in which those criteria were no longer applicable.


12.  ALTERNATIVE MARKETING PLAN

On February 14, 1995 the MPUC issued an order approving many aspects of the Company's AMP proposal. The AMP proposal included a plan for allowing increased flexibility to offer reduced prices and develop related marketing programs, a commitment to attempt to cap electric rates at current levels for an extended period, the elimination of fuel cost accounting and the fuel adjustment clause, the elimination of seasonal rate differentials and an understanding about the method of amortizing the cost of any future buyout of high-cost purchased power contracts.


13.  ACQUISITION OF WHOLESALE CUSTOMER

On October 26, 1995 the Company acquired the assets and service territory of its largest full requirements wholesale customer for a purchase price of approximately $2.4 million. The customer served approximately 1,800 customers. The acquisition was accounted for using the purchase method of accounting. The purchase price exceeded the value assigned to the assets acquired by approximately $624,000 and has been recorded as an electric plant acquisition adjustment, which is being amortized on a straight-line basis over a period of 15 years.


14.  DERIVATIVE FINANCIAL INSTRUMENTS

As discussed in Note 4, the Company entered into interest rate cap agreements (the cap or caps) with three financial institutions related to its $60 million of Medium Term Notes to manage its exposure to interest rate fluctuations. Under the caps, the LIBO rate is capped at 7.25% over the five-year term of the Medium Term Notes for the full notional amount of $60 million. At the beginning of each calendar quarter the notional interest rate is set by the financial institutions based on the current LIBO rate. The Company will be reimbursed for incremental interest expense incurred in excess of the 7.25% cap. During 1996 and 1995 the notional rate was not in excess of 7.25%.

The Company purchases, rather than generates itself, a significant portion of the energy required to service its retail business. These purchased energy prices can vary with changes in the price or availability of the underlying fuel sources, and the risk of such price volatility is no longer covered by a rate mechanism like the FCA. A significant portion of the Company's exposure to purchased energy price volatility is closely matched to changes in residual oil prices. To manage the oil-related risk of energy price fluctuations, the Company has entered into agreements known as "swaps", essentially in which the Company agreed to pay a fixed price for a specific quantity of a specific commodity (residual oil in this case), for a given time period. This transfers the risk (or the benefit) of commodity price fluctuations to the other party to the agreement for the given period of time. These are strictly financial transactions, and no delivery of the underlying commodity is taken. Settlements occur on a monthly basis and the cash receipts/payments arising from the "swap" transactions offset corresponding increases/decreases in the Company's purchased energy costs.

The Company entered into "swap" transactions for 1996 amounting to 775,000 barrels of residual oil. As a result of market movements in 1996 the Company received cash payments of approximately $3.6 million from the swap transactions. The cash received from the "swaps" was recorded as a reduction in fuel for generation and purchased power expense in the Consolidated Statements of Income. At December 31, 1996, The Company was a party to "swaps" covering 475,000 barrels and 180,000 barrels of residual oil for the years 1997 and 1998 respectively. The fair market value of these transactions is estimated to be $1.7 million. The fair market value estimate was determined using available market data. Judgement is required in interpreting market data, and the use of different market assumptions or estimation methodologies may affect the estimated fair market value.

As a result of these hedging activities, the Company is managing a substantial portion of the risk of energy price fluctuations, which allows the Company to more accurately predict its future purchased energy costs and cash flow requirements. To ensure the Company maintains a hedging, and not a speculative position, the Company has established official policies, procedures and controls for its fuel hedging program.

Credit risk arises from potential non-performance of counter parties to these agreements. The Company controlled the credit risk related to the cap by spreading the risk amongst three financial institutions and reviewing their financial stability prior to entering into the arrangements. The Company manages the risk related to the fuel swaps through credit limits, collateral instruments, and monitoring procedures. Market risk of the fuel swaps is the risk that changes in fuel prices will result in a decrease in the value or an increase in the cost of obligations arising from derivatives. As the Company utilizes derivatives for risk management purposes only, it does not expect any significant exposure to market risk because gains and losses arising on derivative instruments are offset by corresponding losses and gains on the underlying transaction being hedged. There is no market risk associated with changes in interest rates since the Company paid for the cap when entering into the agreement. The Company will receive payment if the notional interest rate exceeds 7.25%.




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Directors of Bangor Hydro-Electric Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Bangor Hydro-Electric Company and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                              COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 5, 1997


ITEM 9   CHANGES IN AND DISAGREEMENTS WITH AUDIT FIRMS ON
         FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with audit firms on financial disclosure.


PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See Part I above, and see the information under "Election of Directors" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 1997, which information is incorporated herein by reference.


ITEM 11  EXECUTIVE COMPENSATION

     See the information under "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 1997, which information is incorporated herein by reference.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners

          See the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 1997, which information is incorporated herein by reference.

     (b)  Security Ownership of Management

          See the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 1997, which information is incorporated herein by reference.

     (c)  Changes in Control

          Not applicable.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the information under "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 1997, which information is incorporated herein by reference.


PART IV


ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

     (a) Consolidated Financial Statements of the Company covered by the Report of the of Independent
           Auditors(See Item 8):

          Consolidated Statements of Income for the Years Ended
           December 31, 1996, 1995 and 1994

          Consolidated Balance Sheets - December 31, 1996 and
           1995

          Consolidated Statements of Retained Earnings for the
           Years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Capitalization - December
           31, 1996 and 1995

          Consolidated Statements of Cash Flows
           for the Years Ended December 31, 1996, 1995 and 1994

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

          (c)  Exhibits

               See Exhibit Index, page 79.

          (d)  Reports on Form 8-K

               One Current Report on Form 8-K dated December 26, 1996 was filed in the fourth quarter of 1996, regarding the Maine Yankee Atomic Power Company s formal response to the Nuclear Regulatory Commission s ("NRC") Independent Safety Assessment of the Maine Yankee nuclear generating facility. Two Current Reports on Form 8-K, dated February 19, 1997 and March 19, 1997, were filed in the first quarter of 1997, regarding the premature replacement of a portion of the fuel assembies at the Maine Yankee nuclear generating facility, the change in management at the Maine Yankee Atomic Power Company and the placement of the Maine Yankee nuclear generating facility on the NRC s "Watch List" in "Category 2" (8-K dated February 19, 1997) and Bangor Hydro-Electric Company s suspension of its common dividend on March 19, 1997 (8-K dated March 19,
               1997).




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


/s/ Robert S. Briggs                          /s/ G. Clifton Eames
---------------------------                  --------------------------------

Robert S. Briggs                             G. Clifton Eames
President and                                Director
Chairman of the Board



                                             /s/ Marion M. Kane
---------------------------                  --------------------------------

William C. Bullock, Jr.                      Marion M. Kane
Director                                     Director



/s/ Jane J. Bush                              /s/ Norman A. Ledwin
---------------------------                  --------------------------------

Jane J. Bush                                 Norman A. Ledwin
Director                                     Director



/s/ David M. Carlisle                         /s/ Carroll R. Lee
---------------------------                  --------------------------------

David M. Carlisle                            Carroll R. Lee
Director                                     Director, Senior Vice
                                             President and Chief
                                             Operating Officer



                                             /s/ Frederick S. Samp
---------------------------                  --------------------------------

Alton E. Cianchette                          Frederick S. Samp
Director                                     Vice President - Finance & Law
                                             (Chief Financial Officer)

                          /s/ David R. Black

                       --------------------------
                         David R. Black
                         Controller
                         (Chief Accounting Officer)

Each of the above signatures is affixed as of March 19, 1997.




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





                                /s/ Coopers & Lybrand L.L.P.

                                ----------------------------------

                                 COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 5, 1997

                                                                  SCHEDULE VIII


                       RESERVES FOR DOUBTFUL ACCOUNTS AND INSURANCE
                       --------------------------------------------

                                           Additions
                                 -----------------------------

                       Balance at  Charged to Charged to            Balance at
                       Beginning   Costs and   Other                     End
                       Of Period    Expenses  Accounts  Deductions    of Period
                        -------     -------   -------    -------       -------


1996

Reserve for Doubtful
  Accounts           $ 1,450,000 $ 1,826,884 $   -    $ 1,826,884 (A)$1,450,000
                       ----------  ---------- --------  ----------    ---------

Reserve for Retirees'
  Life Insurance     $   852,000 $     -     $   -    $   852,000    $    -
                       ----------  ---------- --------  ----------    --------


1995

Reserve for Doubtful
  Accounts           $   730,000 $ 2,637,301 $   -    $ 1,917,301 (A)$1,450,000
                       ----------  ---------- --------  ----------    ---------

Reserve for Retirees'
  Life Insurance     $   848,000 $    32,000 $   -    $    28,000    $  852,000
                       ----------  ---------- --------  ----------    ---------


1994

Reserve for Doubtful
  Accounts           $ 1,450,000 $   913,841 $   -    $ 1,633,841 (A)$  730,000
                       ----------  ---------- --------  ----------    ---------

Reserve for Retirees'
  Life Insurance     $   700,000 $   164,000 $   -    $    16,000    $  848,000
                      ----------  ---------- --------  ----------    ----------

 NOTE:
 (A) Accounts written off, less recoveries.


                              EXHIBIT INDEX


                  Exhibits Incorporated Herein by Reference
                  -----------------------------------------

Exhibit No.     Description of Exhibit       Incorporated by Reference To:
-----------     ----------------------       -----------------------------


3.       Articles of Incorporation & By-Laws
          -----------------------------------

         3.1        Company's Certificate       Form S-2, Reg. No. 3-39181,
                    of Organization, together   Exhibit 3.1
                    with all amendments thereto

         3.2        Articles of Amendment       Form S-2, Reg. No.33-63500,
                    increasing Company's        Exhibit 4.3
                    authorized capital stock

         3.3        Articles of Amendment       Form 10-K, 1995, Exhibit3(a)
                    changing Corporate Clerk

         3.4        By-Laws of the Company      Form S-2, Reg. No. 33-63500,
                                                Exhibit 4.4

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

         4.23       Supplemental Indenture      Form 10-K, 1995, Exhibit 4(a)
                    Dated as of October 1, 1995 (Identified as Exhibit 10(a)) to General and Refunding
                    Mortgage and Deed of Trust
                    dated as of June 1, 1995
                    (Bangor Hydro-Electric
                    Company to Chemical Bank).


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

         10.45      Amendment dated September 1, Form 10-K, 1985, Exhibit
                     1985 to Agreement with      10 (b)
                    respect to Use of Quebec
                    Interconnection

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

         10.49      Amendment dated September 1   Form 10-K, 1985, Exhibit
                    1985 to NEPOOL Agreement      10 (f)
                    re:  Hydro-Quebec Phase II
                    interconnection project

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

         10.83      Third Amendment to Pre-    Form 10-K, 1987, Exhibit 10(a)
                    liminary Quebec Intercon-
                    nection Support Agreement -
                    Phase II

         10.84      Fourth Amendment to Pre-   Form 10-K, 1987, Exhibit 10(b)
                    liminary Quebec Intercon-
                    nection Support Agreement -
                    Phase II

         10.85      Fifth Amendment to Pre-    Form 10-K, 1987, Exhibit 10(c)
                    liminary Quebec Intercon-
                    nection Support Agreement -
                    Phase II


         10.86      Sixth Amendment to Pre-    Form 10-K, 1987, Exhibit 10(d)
                    liminary Quebec Intercon-
                    nection Support Agreement -
                    Phase II

         10.87 Seventh Amendment to Pre- Form 10-K, 1987, Exhibit 10(e) liminary Quebec Intercon-nection Support Agreement -
                    Phase II

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