Form 10-Q
period 1997-03-31
BANGOR HYDRO ELECTRIC CO
filed 1997-05-15
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended March 31, 1997    Commission File No. 0-505
                           --------------                        -----


                       BANGOR HYDRO-ELECTRIC COMPANY
          ------------------------------------------------------
          (Exact Name of Registrant as specified in its Charter)


                  Maine                                01-0024370
      -------------------------------               ------------------
      (State or Other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)               Identification No.)


             33 State Street, Bangor, Maine                04401
          ------------------------------------           ----------
         (Address of Principal Executive Offices)       (Zip Code)


     Registrant's Telephone Number, including Area Code   207-945-5621
                                                          ------------



                                   None
     -------------------------------------------------------------
            Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report


         Outstanding Common Stock, $5 Par Value - 7,363,424 Shares
                              March 31, 1997


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



                                 FORM 10-Q

                   FOR THE QUARTER ENDED MARCH 31, 1997

                      PART I - FINANCIAL INFORMATION

                                                           PAGE
                                                           ----

Cover Page                                                  1

Index                                                       2

Consolidated Statements of Income                           3

Management's Discussion and Analysis
  of Financial Statements                                   4

Consolidated Balance Sheets - March 31, 1997 and
  December 31, 1996                                        13

Consolidated Statements of Capitalization                  15

Consolidated Statements of Cash Flows                      16

Consolidated Statements of Retained Earnings               17

Notes to the Consolidated Financial Statements             18

PART II - OTHER INFORMATION                                23

Item 6 - Exhibits and Reports on Form 8-K                  24

Signature Page                                             25




                       BANGOR HYDRO-ELECTRIC COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
                  000's Omitted Except Per Share Amounts
                               (UNAUDITED)

                                                   Three Months Ended
                                                     Mar. 31,        Mar. 31,
                                                       1997            1996
                                                    ----------      ----------

ELECTRIC OPERATING REVENUES                      $      48,176   $      48,161
                                                    ----------      ----------
OPERATING EXPENSES:
    Fuel for generation and purchased power      $      24,282   $      18,753
    Other operation and maintenance                      7,762           7,737
    Depreciation and amortization                        2,752           1,960
    Amortization of Seabrook Nuclear Unit                  425             425
    Amortization of contract buyouts                     5,228           5,190
    Taxes -
       Property and payroll                              1,412           1,290
       State income                                       (280)            257
       Federal income                                      (62)          2,095
                                                    ----------      ----------
                                                 $      41,519   $      37,707
                                                    ----------      ----------
OPERATING INCOME                                 $       6,657   $      10,454
                                                    ----------      ----------
OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                       $          95   $          99
    Other, net of applicable income taxes                  297             298
                                                    ----------      ----------
                                                 $         392   $         397
                                                    ----------      ----------
INCOME BEFORE INTEREST EXPENSE                   $       7,049   $      10,851
                                                    ----------      ----------
INTEREST EXPENSE:
    Long-term debt                               $       5,755   $       6,057
    Other                                                  766             911
    Allowance for borrowed funds used
       during construction                                (188)           (212)
                                                    ----------      ----------
                                                 $       6,333   $       6,756
                                                    ----------      ----------
NET INCOME                                       $         716   $       4,095
DIVIDENDS ON PREFERRED STOCK                               344             393
                                                    ----------      ----------
EARNINGS  APPLICABLE TO COMMON STOCK             $         372   $       3,702
                                                    ==========      ==========
WEIGHTED AVERAGE NUMBER OF SHARES                        7,363           7,312
                                                    ==========      ==========
EARNINGS PER COMMON SHARE, based on
    the weighted average number of
    shares outstanding during the period         $         .05   $         .51
                                                    ==========      ==========
DIVIDENDS DECLARED PER COMMON SHARE              $         .00   $         .18
                                                    ==========      ==========

See notes to the consolidated financial statements.


                       BANGOR HYDRO-ELECTRIC COMPANY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION

    Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in Bangor Hydro-Electric Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K) should be read in conjunction with the comments below.


EARNINGS

    The quarter ended March 31, 1997 resulted in earnings of $.05 per common share, compared to earnings of $.51 per common share for the quarter ended March 31, 1996. The decline in first quarter earnings compared to 1996 is attributable largely to the fact that the Maine Yankee nuclear power plant, in which Bangor Hydro has a 7% interest, has been shut down since early December 1996. While the plant remains shut down for repairs and inspections, Bangor Hydro incurs approximately $1 million per month in replacement power costs. Maine Yankee's operating budget has been substantially increased as well, and these costs are being borne by its owners. Aside from the Maine Yankee concerns, the economy in Bangor Hydro's service area remains sluggish, and energy sales growth is low.
    Earnings for the first quarter of 1997 were positively affected by three transactions that were nonrecurring in nature. The Company recorded $335,000 in revenues from the sale of air emission allowances to a coal fired generating facility, and $350,000 in revenue was recognized under a shared savings distribution agreement with another utility. Also, the Company recorded a $204,000 state income tax benefit as the result of an Internal Revenue Service examination of the Company's 1994 federal income tax return. Without the impact of these one-time events benefitting earnings, the Company would have incurred a $.03 loss per common share in the first quarter of 1997.


IMPORTANT CURRENT ACTIVITIES

SUSPENSION OF COMMON DIVIDEND PAYMENT - At its March 19, 1997 meeting, the Company's Board of Directors decided not to declare its regular quarterly dividend on the Company's common stock because of current financial pressures, primarily caused by the ongoing difficulties at the Maine Yankee nuclear generating plant. The quarterly common dividend payment had previously been reduced, from $.33 to $.18, in the second quarter of 1995, and had been maintained at that level until the decision on March 19, 1997.

PROPOSED INCREASE IN RATES - In a major initiative to improve the Company's financial outlook, on March 3, 1997, the Company filed with the Maine Public Utilities Commission (the MPUC) notice of intent to file for a general increase in rates. In the notice, the Company notified the MPUC that it expected to seek a two step rate increase of $5 million beginning in 1998 and $4.5 million beginning in 1999. This would represent an overall increase of about 3% per year over the two year period. While the decision to increase rates runs counter to the strategies articulated by the Company in recent years, the Company believes it is important to hold the increases to minimum levels while providing a level of financial relief that will restore the Company's position to acceptable levels.

RATE EMERGENCY RATE REQUEST - On April 1, 1997, the Company filed with the MPUC a Petition for Temporary Rates to increase its rates by an amount that would increase its annual revenues by $10 million effective June 1, 1997. Under Maine law, a utility must ordinarily notify the MPUC two months in advance of the filing of a request for a general increase in rates and the MPUC then has 9 months to investigate that request. The Company provided such a notice to the MPUC on March 3, 1997. However, under certain circumstances, the MPUC may allow a utility to implement a requested increase in rates on a temporary basis pending the conclusion of its investigation of the utility s request for a general increase in rates.
    In making its Petition for a Temporary Increase in Rates, the Company cited the continuing impact on the Company s financial condition and cash flow of the ongoing outage at the Maine Yankee nuclear power plant. The Company also cited potential noncompliance with financial covenants contained in its bank credit agreement (including the fixed charge coverage ratio, discussed below, as to which a temporary waiver of noncompliance is in effect) and the need to maintain adequate borrowing capacity for working capital purposes, including mandatory debt repayments. The Company cannot predict the outcome of its Petition.

BANK CREDIT AGREEMENT COVENANT COMPLIANCE - The Company's credit agreement with its lending banks contains a number of covenants keyed to the Company's financial condition and performance. One such covenant, contained in its Credit Agreement dated June 30, 1995 with a group of seven banks, requires the Company maintain a consolidated fixed charge ratio of 1.5 to 1.0
(defined as the ratio of the sum of the Company s net income, income tax expense and interest expense to the Company s interest expense, subject to a few minor adjustments) on a rolling four quarter basis. Based on the unaudited actual first quarter 1997 financial results, the Company was out of compliance with this covenant. The Company has obtained a temporary waiver of the noncompliance effective through May 15, 1997 and a second waiver effective through June 6, 1997. The Company also projects that later in 1997 or during 1998 it may not maintain compliance with other financial covenants contained in its lending agreements. Failure to comply with these financial covenants is an Event of Default under the Credit Agreement that may result in restrictions on the Company s continuing access to adequate borrowing capacity for working capital purposes, including mandatory debt repayments. As indicated above, the costs of the ongoing outage at Maine Yankee, including replacement power costs, is a principal factor affecting the Company s financial condition and cash flow.

MAINE YANKEE - As discussed in the 1996 Form 10-K, Maine Yankee, in which the Company has a 7% ownership interest, continued to be out of service during the first quarter of 1997. The plant has been off-line since early December 1996 when it was shut down to address cable separation and associated issues. Since then, Maine Yankee also determined that a portion of the nuclear fuel in the reactor was defective and had to be replaced, thereby extending the shutdown into a refueling outage. During the refueling outage, the Company and other sponsors of Maine Yankee are reviewing their analyses of the economics of operating the plant, the risks and potential benefits of continued operation, and other considerations relevant to the future of the plant. In addition, Maine Yankee is evaluating the sale of the plant or its ownership interests to a potential purchaser that has expressed preliminary interest.
    The Company cannot predict when or whether the plant will return to service of whether any form of sale of the plant or transfer of Maine Yankee ownership interests will take place. The Company has been incurring replacement power costs of approximately $1 million per month while the plant is out of service, and expects such costs to continue at the same rate until the plant returns to service. In addition to the replacement power costs, the Company has been bearing 7% of the additional costs being incurred at Maine Yankee necessary to return the plant to service. While Maine Yankee's board of directors approved a budget that included about $30 million in additional operating and maintenance costs in 1997, revised budgets and actual results for the first quarter of 1997 indicate that these costs will be substantially greater.

SPECIAL CONTRACTS WITH LARGE INDUSTRIAL CUSTOMERS - Effective January 1, 1997 the Company renegotiated the revenue sharing portion of a special rate contract with its largest industrial customer. The rate for this customer is based in part on a revenue sharing arrangement whereby the revenues for service vary depending on the price and volume of product sold by the industrial customer to its customers. Under the revised revenue sharing formula, the Company estimates that annual revenues from the revenue sharing could be reduced by approximately $2.6 million. The Company also entered into a special rate contract with a large pulp and paper manufacturer, effective April 1, 1997. Annual revenues for this customer are estimated to be reduced by approximately $1.5 million due to the reduced rate. It was necessary to reduce rates to this pulp and paper manufacturer in order to retain the customer, since the customer was exploring self-generation for its energy needs.

EMPLOYEES - On February 26, 1997, the employees of the Company's customer service center, approximately 50 employees, voted to join the International Brotherhood of Electrical Workers (AFL-CIO). To date no contract has been negotiated between the Company and the union with respect to these new members.


REVENUES

    While there was an overall 1.9% increase in total kilowatt hour (KWH) sales (excluding off-system sales) in the first quarter of 1997 over first quarter 1996 sales, associated revenues only increased by .2% due to the effect of adjusting prices downward to some customers in order to retain sales that would otherwise be lost to competitive pressures. The lack of growth in sales remains a function of the continued sluggish economy in the Company's service territory. Revenues related to the previously discussed revenue sharing arrangement with the Company's largest industrial customer decreased by approximately $986,000 in the first quarter of 1997 as compared to the 1996 quarter. Positively impacting revenues in the first quarter of 1997 were the previously discussed sale of air emission allowances and revenue associated with the shared distribution savings with another utility.


EXPENSES

    Fuel for generation and purchased power expense increased principally due to the previously mentioned shutdown of Maine Yankee during the entire first quarter of 1997 and the increase in its operating and maintenance expenditures in 1997. In the first quarter of 1997 the Company incurred approximately $3.5 million in incremental Maine Yankee replacement power costs, as compared to $934,000 in the first quarter of 1996. In the 1996 quarter, Maine Yankee operated for approximately 2 1/2 months. The Company has also borne a greater level of Maine Yankee operating costs, which increased by approximately $1.6 million in 1997, as compared to the 1996 quarter. Under the Company's fuel hedging program, fuel expense was reduced by $158,000 in the 1997 quarter, as compared to a $1.1 million reduction in the 1996 quarter.
    Other operation and maintenance (O&M) expense increased by only $25,000 in the first quarter of 1997, due principally to the Company's efforts to control costs and conserve cash. O&M payroll expense decreased by $184,000 due to a reduction in overtime labor in 1997 (fewer storms in the winter of 1997 compared to 1996), and higher level of payroll being charged to the Company's capital program. These decreases were offset by slightly higher employee levels in 1997 and the impact of wage rate increases.
    The $793,000 increase in depreciation and amortization expense was due principally to the ending of the amortization of the overaccumulated depreciation reserve in 1996 (See the 1996 Form 10-K for a more complete discussion). This amortization resulted in a $438,000 reduction in depreciation expense in the first quarter of 1996. Also increasing depreciation and amortization expense in the 1997 quarter were anticipated property additions for 1997, including the effect of the implementation of three large information system projects in 1997.
    The increase in property and other taxes in the first quarter of 1997 was due principally to greater property taxes, which was a result of increased property levels and property tax rates.
    The decrease in income taxes was primarily a function of lower earnings in the first quarter of 1997 as compared to the 1996 quarter. Also reducing income tax expense in the 1997 quarter was the previously discussed $204,000 state income tax benefit. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.
    Allowance for funds used during construction decreased in 1997 relative to 1996 primarily due to lower levels of construction expenditures in the 1997 quarter.
    Long-term debt interest expense decreased $302,000 in the first quarter of 1997 as compared to 1996 due to $12 million in principal repayments on the Company's $60 million medium term notes on June 30, 1996, as well as sinking fund payments on the Company's 12.25% first mortgage bonds.
    Other interest expense, which is composed principally of interest expense on short term borrowings, decreased due to a $5.0 million decrease in weighted average short-term borrowings outstanding in the 1997 quarter as compared to 1996 and a reduction in average short-term interest rates in 1997.


LIQUIDITY AND CAPITAL RESOURCES

    The Consolidated Statements of Cash Flows reflect events in the first quarters of 1997 and 1996 as they affect the Company's liquidity. Net cash provided by operations decreased by $4.7 million in the first quarter of 1997 as compared to the 1996 quarter. Negatively impacting cash flows from operations in the 1997 quarter were the incremental costs incurred to replace the Company's share of Maine Yankee's output. These additional fuel costs amounted to $3.5 million for the first quarter of 1997 as compared to $934,000 for the 1996 quarter. Cash flows were also reduced by the additional Maine Yankee operating costs, costs associated with the current refueling in progress at the Plant, and the Company's share of the cable separation repair (see the 1996 Form 10-K for a more complete discussion). Offsetting these cash flow decreases in the first quarter of 1997 were improved collections of the Company's accounts receivable, resulting in a cash flow benefit of $1.2 million, as compared to a $21,000 deterioration in accounts receivable in the 1996 quarter.
    Due to efforts by the Company to control costs and enhance cash flows in 1997, construction expenditures were reduced by $400,000 in the 1997 quarter as compared to 1996.
    The Company in each quarter made sinking fund payments on its 12.25% first mortgage bonds. Also in the first quarter of 1996 the Company made a sinking fund payment of $1.5 million on its 8.76% mandatory redeemable preferred stock. As discussed in more detail in the footnotes to the consolidated financial statements contained in the 1996 Form 10-K, the Company in the first quarter of 1996 made a $115,000 payment to this preferred stockholder related to a "make whole provision" under the preferred stock agreement.
    In 1997 the Company amended its Dividend Reinvestment and Common Stock Purchase Plan (the Plan) to allow for the option of purchasing shares either in the open market or from newly issued shares sold by the Company. The Company anticipates that for the foreseeable future common stock will be purchased on the open market. In the first quarter of 1996, under the Plan, the Company realized a common stock investment of $163,000 through the issuance of 13,542 new common shares.
    For a discussion of liquidity and capital resources, see the Company's 1996 Form 10-K.


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


             BANGOR HYDRO-ELECTRIC COMPANY
              CONSOLIDATED BALANCE SHEETS
                     000's Omitted
                      (Unaudited)

                         ASSETS                           March 31,    Dec. 31,
                                                             1997        1996
                                                          ---------   ---------
INVESTMENT IN UTILITY PLANT:
    Electric plant in service, at original cost         $   321,108 $   317,833
    Less - Accumulated depreciation and
      amortization                                           89,835      87,736
                                                          ---------   ---------
                                                        $   231,273 $   230,097

    Construction work in progress                            18,149      18,554
                                                          ---------   ---------
                                                        $   249,422 $   248,651
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company                $     5,008 $     5,014
       Maine Electric Power Company, Inc.                       125         125
                                                          ---------   ---------
                                                        $   254,555 $   253,790
                                                          ---------   ---------
OTHER INVESTMENTS, principally at cost                  $     4,582 $     4,813
                                                          ---------   ---------
FUNDS HELD BY TRUSTEE, at cost                          $    21,544 $    21,199
                                                          ---------   ---------
CURRENT ASSETS:
    Cash and cash equivalents                           $     3,942 $     1,274
    Accounts receivable, net of reserve                      20,285      20,691
    Unbilled revenue receivable                               8,476       9,230
    Inventories, at average cost:
       Material and supplies                                  2,935       2,994
       Fuel oil                                                 627         303
    Prepaid expenses                                            887       1,672
    Deferred Maine Yankee refueling costs                       967         896
                                                          ---------   ---------
       Total current assets                             $    38,119 $    37,060
                                                          ---------   ---------
DEFERRED CHARGES:
    Investment in Seabrook Nuclear Project, net
       of accumulated amortization of $27,200
       in 1997 and $26,775 in 1996                      $    31,642 $    32,067
    Costs to terminate purchased power contracts,
       net of accumulated amortization of $41,626
       in 1997 and $36,398 in 1996                          166,475     171,703
    Deferred regulatory assets                               30,976      29,498
    Demand-side management costs                              2,400       2,632
    Other                                                     3,609       3,867
                                                          ---------   ---------
      Total deferred charges                            $   235,102 $   239,767
                                                          ---------   ---------
         Total assets                                   $   553,902 $   556,629
                                                          =========   =========

See notes to the consolidated financial statements.



             BANGOR HYDRO-ELECTRIC COMPANY
              CONSOLIDATED BALANCE SHEETS
                     000's Omitted
                      (Unaudited)

                                                          March 31,    Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES                 1997        1996
                                                          ---------   ---------

CAPITALIZATION:
    Common stock investment                             $   108,693 $   108,321
    Preferred stock                                           4,734       4,734
    Preferred stock subject to mandatory redemption,
      exclusive of current sinking fund requirements         10,685      10,671
    Long-term debt, net of current portion                  273,209     274,221
                                                          ---------   ---------
         Total capitalization                           $   397,321 $   397,947
                                                          ---------   ---------
CURRENT LIABILITIES:
    Notes payable - banks                               $    32,000 $    32,500
                                                          ---------   ---------

    Other current liabilities -
      Current portion of long-term debt and sinking
        fund requirements on preferred stock            $    15,561 $    15,447
      Accounts payable                                       10,586      13,433
      Dividends payable                                         329       1,687
      Accrued interest                                        4,905       3,719
      Customers' deposits                                       330         360
      Deferred fuel revenue                                     756       1,008
                                                          ---------   ---------
         Total other current liabilities                $    32,467 $    35,654
                                                          ---------   ---------
         Total current liabilities                      $    64,467 $    68,154
                                                          ---------   ---------

DEFERRED CREDITS AND RESERVES:
    Deferred income taxes - Seabrook                    $    16,435 $    16,651
    Other accumulated deferred income taxes                  56,824      54,806
    Deferred regulatory liability                             8,116       8,446
    Unamortized investment tax credits                        2,131       2,179
    Accrued pension                                             629         640
    Other                                                     7,979       7,806
                                                          ---------   ---------
      Total deferred credits and reserves               $    92,114 $    90,528
                                                          ---------   ---------
        Total Stockholders' Investment and Liabilities  $   553,902 $   556,629
                                                          =========   =========

See notes to the consolidated financial statements.



              BANGOR HYDRO-ELECTRIC COMPANY
       CONSOLIDATED STATEMENTS OF CAPITALIZATION
                     000's Omitted
                      (Unaudited)


                                                           Mar. 31,   Dec. 31,
                                                             1997        1996
                                                           --------    --------
COMMON STOCK INVESTMENT
    Common stock, par value $5 per share-               $    36,817 $    36,817
       Authorized -- 10,000,000 shares
       Outstanding -- 7,363,424 shares in 1997 and 1996
    Amounts paid in excess of par value                      56,969      56,969
    Retained earnings                                        14,907      14,535
                                                           --------    --------
            Total common stock investment               $   108,693 $   108,321
                                                           --------    --------
PREFERRED STOCK-Non participating, cumulative-
    Par value $100 per share, authorized 600,000 shares
       Not redeemable or redeemable solely at the option
         of the issuer-
          7%,  Noncallable, 25,000 shares, authorized
            and outstanding                             $     2,500 $     2,500
          4.25%, Callable at $100, 4,840 shares,
            authorized and outstanding                          484         484
          4%, Series A, Callable at $110, 17,500 shares,
            authorized and outstanding                        1,750       1,750
                                                           --------    --------
                                                        $     4,734 $     4,734
                                                           --------    --------

       8.76%, Subject to mandatory redemption requirements-
          Callable at 104.38% if called on or prior to De-
             cember 27, 1997, 150,000 shares authorized and
             120,000 shares outstanding in 1997 and 1996$    12,279 $    12,265
                Less: Sinking fund requirements               1,594       1,594
                                                           --------    --------
                                                        $    10,685 $    10,671
                                                           --------    --------
LONG-TERM DEBT
   First Mortgage Bonds-
         6.75%   Series due 1998                        $     2,500 $     2,500
        10.25%   Series due 2019                             15,000      15,000
        10.25%   Series due 2020                             30,000      30,000
         8.98%   Series due 2022                             20,000      20,000
         7.38%   Series due 2002                             20,000      20,000
         7.30%   Series due 2003                             15,000      15,000
        12.25%   Series due 2001                              6,476       7,375
                                                           --------    --------
                                                        $   108,976 $   109,875
          Less: Sinking fund requirements                     1,967       1,854
                                                           --------    --------
             Total first mortgage bonds                 $   107,009 $   108,021
                                                           --------    --------
    Variable rate demand pollution control revenue bonds
         Series 1983 due 2009                           $     4,200 $     4,200
                                                           --------    --------
    Other Long-Term Debt-
      Finance Authority of Maine - Taxable Electric Rate
        Stabilization Revenue Notes, 7.03% Series 1995A,
        due 2005                                        $   126,000 $   126,000
                                                           --------    --------
        Medium Term Notes, Variable interest rate- LIBO
          Rate plus 2%, due 2000                        $    48,000 $    48,000

          Less:  Current portion of long-term debt           12,000      12,000
                                                           --------    --------
                                                        $    36,000 $    36,000
                                                           --------    --------
             Total long-term debt                       $   273,209 $   274,221
                                                           --------    --------
     Total Capitalization                               $   397,321 $   397,947
                                                           ========    ========
See notes to the consolidated financial statements.



                        BANGOR HYDRO-ELECTRIC COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                               000's Omitted
                                (Unaudited)
                                                            1997        1996
                                                          --------    --------
Cash Flows From Operations:
  Net Income                                            $      716  $    4,095
    Adjustments to reconcile net income to net cash
      provided by (used in) operations:
        Depreciation and amortization                        2,752       1,960
        Amortization of Seabrook Nuclear Project               425         425
        Amortization of contract buyouts                     5,228       5,190
        Other amortizations                                    473         249
        Allowance for equity funds used during
          construction                                         (95)        (99)
        Deferred income tax provision                         (134)      2,691
        Deferred investment tax credits                        (48)        (44)
    Changes in assets and liabilities:
        Deferred fuel revenue and Maine Yankee                (323)         84
          refueling costs
        Accounts receivable, net and unbilled                1,160         (21)
          revenue
        Accounts payable                                    (2,847)     (1,389)
        Accrued interest                                     1,186       1,039
        Current and deferred income taxes                      110        (403)
        Accrued postretirement benefit costs                   500        (335)
        Other current assets and liabilities, net              490         (73)
        Other, net                                            (473)        471
                                                          --------    --------
Net Cash Provided By Operations                         $    9,120  $   13,840
                                                          --------    --------
Cash Flows From Investing:
  Construction expenditures                             $   (3,179) $   (3,595)
  Allowance for borrowed funds used during
    construction                                              (188)       (212)
                                                          --------    --------
Net Cash Used In Investing                              $   (3,367) $   (3,807)
                                                          --------    --------
Cash Flows From Financing:
  Dividends on preferred stock                          $     (362) $     (395)
  Dividends on common stock                                 (1,325)     (1,314)
  Payments on long-term debt                                  (898)       (798)
  Payments on mandatory redeemable preferred stock              -       (1,615)
  Issuances:
    Common stock
      Dividend reinvestment plan                                -          163
    Short-term debt, net                                      (500)         -
                                                          --------    --------
Net Cash Used In Financing                              $   (3,085) $   (3,959)
                                                          --------    --------
Net Change in Cash and Cash Equivalents                 $    2,668  $    6,074
Cash and Cash Equivalents at Beginning
  of Period                                                  1,274       1,424
                                                          --------    --------
Cash and Cash Equivalents at End of Period              $    3,942  $    7,498
                                                          ========    ========
Cash Paid During the Three Months For:
     Interest (Net of Amount Capitalized)               $    4,906  $    5,472
     Income Taxes                                               -           -
                                                          ========    ========
See notes to consolidated financial statements


          BANGOR HYDRO-ELECTRIC COMPANY
   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                  000's Omitted
                   (Unaudited)



                                                       1997          1996
                                                    ----------    ----------

BALANCE AT JANUARY 1                              $    14,535   $    10,073

ADD - NET INCOME                                          716         4,095
                                                    ----------    ----------
                                                  $    15,251   $    14,168
                                                    ----------    ----------
DEDUCT:

  Dividends -
    Preferred stock                               $       329   $       362
    Common stock                                            0         1,317
    Other                                                  15            30
                                                    ----------    ----------
                                                  $       344   $     1,709
                                                    ----------    ----------

BALANCE AT MARCH 31                               $    14,907   $    12,459
                                                    ==========    ==========




See notes to the consolidated financial statements.



                       BANGOR HYDRO-ELECTRIC COMPANY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1997
                                 (Unaudited)


(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and the notes thereto and all other information included in the 1996 Form 10-K.
     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the periods ended March 31, 1997 and 1996.
     The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 1996 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.


(2)  INCOME TAXES:

     The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the above provisions for federal income taxes:

                                         Three Months Ended March 31,
                                         -----------------------------
                                              1997          1996
                                              ----          ----
                                          Amount   %     Amount    %
                                         --------- ---  --------  ---
                                              (Dollars in Thousands)
Federal income tax provision
     at statutory rate                    $ 198   34%    $2,267   34%
Plus (Less)permanent reductions
     in tax expense resulting
     from statutory exclusions
     from taxable income                     11    2         (6)    -
                                          -----  ----    ------   ---
Federal income tax provision before
     effect of temporary differences
     and investment tax credits           $ 209   36%    $2,261    34%
Plus (Less) temporary differences that
     that are flowed through for rate-
     making and accounting purposes         (25)  (4)       (47)   (1)
(Less) utilization and amortization
     of investment tax credits              (85) (15)      (119)   (2)
                                           -----  ----    ------   ---
Federal income tax provision               $  99   17%    $2,095   31%
                                           =====  ====    ======   ===


3)  INVESTMENT IN JOINTLY OWNED FACILITIES:

    Condensed financial information for Maine Yankee Atomic Power Company ("Maine Yankee"), Maine Electric Power Company, Inc. ("MEPCO"), Bangor-Pacific Hydro Associates ("BPHA") and Chester SVC Partnership ("Chester") is as follows:

                                  MAINE YANKEE          MEPCO
                               ------------------  --------------
                                     (Dollars in Thousands)
                                            (Unaudited)
                                Operations for Three Months Ended
                               ----------------------------------
                                Mar.31,  Mar.31,  Mar.31,  Mar.31,
                                 1997     1996     1997     1996
OPERATIONS:                    -------- --------  -------- ------
  As reported by investee-
   Operating revenues          $63,864  $41,812  $12,995  $14,860
                               =======  =======  =======  =======
  Earnings applicable to
    common stock               $ 1,766  $ 1,786  $   307  $    56
                               =======  =======  =======  =======
 Company's reported equity-
   Equity in net income        $   124  $   125  $    44  $     8
    (Deduct)-Effect of
      adjusting Company's
       estimate to actual           (2)     (50)     (41)      (4)
                               -------  -------  -------  -------
  Amounts reported by Company  $   122  $    75  $     3  $     4
                               =======  =======  =======  =======


                                  MAINE YANKEE        MEPCO
                              ------------------  --------------
                                    (Dollars in Thousands)
                                         (Unaudited)
                                     Financial Position at
                              -----------------------------------
                               Mar.31,  Dec. 31,  Mar.31, Dec. 31,
                                1997      1996     1997     1996
FINANCIAL POSITION:           --------  -------- -------   -------
As reported by investee-
  Total assets                $642,683 $602,061  $ 7,086  $10,727
  Less-
   Preferred stock              17,400   18,000        -        -
   Long-term debt              124,332  103,332      570      620
   Other liabilities and
     deferred credits          427,848  409,392    4,845    9,110
                              -------- --------  -------  -------
  Net assets                  $ 73,103 $ 71,337  $ 1,671  $   997
                              ======== ========  =======  =======
Company's reported equity-
  Equity in net assets        $  5,117 $  4,994  $   237  $   142
   (Deduct) Add - Effect
   of adjusting Company's
   estimate to actual             (109)      20     (112)     (17)
                              -------- --------  -------  -------
  Amounts reported by Company $  5,008 $  5,014  $   125  $   125
                              ======== ========  =======  =======


                                   BPHA              Chester
                             -----------------   -----------------
                                    (Dollars in Thousands)
                                         (Unaudited)

                               Operations for Three Months Ended
                             -------------------------------------
                             Mar.31,   Mar.31,    Mar.31,  Mar.31,
                              1997      1996       1997     1996
                             -------   -------   --------  -------
OPERATIONS:
As reported by investee-
 Operating revenues          $ 1,806   $ 2,088   $ 1,134   $ 1,222
                             =======   =======   =======   =======
 Net Income                  $   559   $   799   $     -   $     -
                             =======   =======   =======   =======
Company's reported equity
 in net income               $   280   $   400   $     -   $     -
                             =======   =======   =======   =======


                                     Financial Position at
                            Mar. 31,  Dec. 31,  Mar. 31,  Dec. 31,
                              1997      1996      1997      1996
                            --------  --------  --------  --------
FINANCIAL POSITION:
As reported by investee-
  Total assets               $39,877   $39,864   $28,456   $28,898
  Less-
   Long-term debt             30,075    30,600    26,725    27,021
   Other liabilities           2,337     2,359     1,731     1,877
                             -------   -------   -------   -------
  Net assets                 $ 7,465   $ 6,905   $     -   $     -
                             =======   =======   =======   =======
Company's reported equity
  in net assets              $ 3,733   $ 3,453   $     -   $     -
                             =======   =======   =======   =======


4.  BANK CREDIT AGREEMENT COVENANT COMPLIANCE:

    The Company's credit agreement with its lending banks contains a number of covenants keyed to the Company's financial condition and performance. One such covenant, contained in its Credit Agreement dated June 30, 1995 with a group of seven banks, requires the Company maintain a consolidated fixed charge ratio of 1.5 to 1.0 (defined as the ratio of the sum of the Company s net income, income tax expense and interest expense to the Company s interest expense, subject to a few minor adjustments) on a rolling four quarter basis. Based on the unaudited actual first quarter 1997 financial results, the Company was out of compliance with this covenant. The Company has obtained a temporary waiver of the noncompliance effective through May 15, 1997 and a second waiver effective through June 6, 1997. The Company also projects that later in 1997 or during 1998 it may not maintain compliance with other financial covenants contained in its lending agreements. Failure to comply with these financial covenants is an Event of Default under the Credit Agreement that may result in restrictions on the Company s continuing access to adequate borrowing capacity for working capital purposes, including mandatory debt repayments. As of March 31, 1997 the Company has classified the Medium Term Notes as long-term, the classification which the Company believes to be most appropriate. If in the future it became likely that the lenders would call the debt, then the outstanding borrowings could be classified as short-term.


5.  RECLASSIFICATIONS:

    Certain 1996 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended March 31, 1997.



                       BANGOR HYDRO-ELECTRIC COMPANY




                 FORM 10-Q FOR PERIOD ENDING MARCH 31, 1997




                                  PART II




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 EXHIBITS - None.
 --------


 REPORTS ON FORM 8-K
 -------------------

    Two Current Reports on Form 8-K, one dated February 19, 1997 and one dated March 19, 1997, were filed in the first quarter of 1997. The filing dated February 19, 1997 was regarding the operations of the Maine Yankee nuclear generating facility. The filing dated March 19, 1997 was regarding the Company's suspension of its common dividend.




                       BANGOR HYDRO-ELECTRIC COMPANY

                  FORM 10-Q FOR PERIOD ENDED MARCH 31, 1997




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




                                    BANGOR HYDRO-ELECTRIC COMPANY
                                    -----------------------------
                                            (Registrant)




Dated:  May 15, 1997                /s/ Frederick S. Samp
                                    -----------------------------

                                    Frederick S. Samp
                                    Vice President - Finance & Law
                                    (Chief Financial Officer)