Form 10-Q
period 1997-06-30
BANGOR HYDRO ELECTRIC CO
filed 1997-08-13
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended June 30, 1997    Commission File No. 0-505
                           --------------                       ------


                       BANGOR HYDRO-ELECTRIC COMPANY
          ------------------------------------------------------
          (Exact Name of Registrant as specified in its Charter)


                  Maine                                01-0024370
      -------------------------------               ------------------
      (State or Other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)               Identification No.)


             33 State Street, Bangor, Maine               04401
          ---------------------------------------       ----------
         (Address of Principal Executive Offices)       (Zip Code)


     Registrant's Telephone Number, including Area Code   207-945-5621
                                                          ------------



                                   None
     -------------------------------------------------------------
            Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report


         Outstanding Common Stock, $5 Par Value - 7,363,424 Shares
                               June 30, 1997


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






                                  FORM 10-Q

                    FOR THE QUARTER ENDED JUNE 30, 1997

                       PART I - FINANCIAL INFORMATION

                                                          PAGE
                                                          ----

Cover Page                                                  1

Index                                                       2

Consolidated Statements of Income                           3

Management's Discussion and Analysis
  of Financial Statements                                   4

Consolidated Balance Sheets - June 30, 1997 and
  December 31, 1996                                        26

Consolidated Statements of Capitalization                  28

Consolidated Statements of Cash Flows                      29

Consolidated Statements of Retained Earnings               30

Notes to the Consolidated Financial Statements             31

PART II - OTHER INFORMATION                                40

Item 6 - Exhibits and Reports on Form 8-K                  41

Signature Page                                             42



                         BANGOR HYDRO-ELECTRIC COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     000's Omitted Except Per Share Amounts
                                  (UNAUDITED)

                                                                   Three Months Ended            Six Months Ended
                                                                Jun. 30,       Jun. 30,       Jun. 30,       Jun. 30,
                                                                  1997           1996           1997           1996
                                                               ----------     ----------     ----------     ----------

ELECTRIC OPERATING REVENUES                                 $      42,236  $      43,152  $      90,412  $      91,313
                                                               ----------     ----------     ----------     ----------
OPERATING EXPENSES:
    Fuel for generation and purchased power                 $      21,006  $      17,192  $      45,288  $      35,945
    Other operation and maintenance                                 7,935          7,759         15,697         15,496
    Depreciation and amortization                                   2,414          1,775          5,166          3,735
    Amortization of Seabrook Nuclear Unit                             425            425            850            850
    Amortization of contract buyouts                                5,229          5,189         10,457         10,379
    Taxes -
       Property and payroll                                         1,411          1,293          2,823          2,583
       State income                                                  (282)           102           (562)           530
       Federal income                                                (798)           381           (860)         2,305
                                                               ----------     ----------     ----------     ----------
                                                            $      37,340  $      34,116  $      78,859  $      71,823
                                                               ----------     ----------     ----------     ----------
OPERATING INCOME                                            $       4,896  $       9,036  $      11,553  $      19,490
                                                               ----------     ----------     ----------     ----------
OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                                  $          88  $          86  $         183  $         185
    Other, net of applicable income taxes                             246            292            543            590
                                                               ----------     ----------     ----------     ----------
                                                            $         334  $         378  $         726  $         775
                                                               ----------     ----------     ----------     ----------
INCOME BEFORE INTEREST EXPENSE                              $       5,230  $       9,414  $      12,279  $      20,265
                                                               ----------     ----------     ----------     ----------
INTEREST EXPENSE:
    Long-term debt                                          $       5,722  $       5,985  $      11,477  $      12,042
    Other                                                             717            849          1,483          1,760
    Allowance for borrowed funds used
       during construction                                           (172)          (178)          (360)          (390)
                                                               ----------     ----------     ----------     ----------
                                                            $       6,267  $       6,656  $      12,600  $      13,412
                                                               ----------     ----------     ----------     ----------
NET INCOME (LOSS)                                           $      (1,037) $       2,758  $        (321) $       6,853
DIVIDENDS ON PREFERRED STOCK                                          344            383            689            776
                                                               ----------     ----------     ----------     ----------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                  $      (1,381) $       2,375  $      (1,010) $       6,077
                                                              ===========     ==========    ===========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES                                   7,363          7,328          7,363          7,320
                                                              ===========     ==========    ===========     ==========
EARNINGS (LOSS) PER COMMON SHARE, based on
    the weighted average number of
    shares outstanding during the period                    $     (.19)    $         .32  $     (.14)    $         .83
                                                              ==========      ==========    ==========      ==========
DIVIDENDS DECLARED PER COMMON SHARE                         $      .00     $         .18  $      .00     $         .36
                                                              ==========      ==========    ==========      ==========

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

EARNINGS
    The quarter ended June 30, 1997 resulted in a loss of $.19 per common share, compared to earnings of $.32 per common share for the quarter ended June 30, 1996. The decline in second quarter earnings compared to 1996 is attributable largely to the fact that the Maine Yankee nuclear power plant, in which the Company has a 7% interest, has been shut down since early December 1996 (See Maine Yankee below). While the plant remains shut down, the Company incurs approximately $1 million per month in replacement power costs. Maine Yankee's operating costs were significantly higher in the 1997 quarter, and these costs are being borne by its owners. The Company also incurred greater purchased power costs in the 1997 quarter due to the shutdown of various power plants in the Northeast.


IMPORTANT CURRENT ACTIVITIES

INDUSTRY RESTRUCTURING - In the Company's 1996 Form 10-K, the Company described electric utility restructuring efforts in Maine, including the Maine Public Utilities Commission's (MPUC) recommendation to the legislature. After months of hearings and deliberations, the Maine legislature passed L.D. 1804, "An Act to Restructure the State's Electric Industry", which the Governor signed into law on May 29, 1997. The principal provisions of the new law are as follows:
(1) Beginning on March 1, 2000, all consumers of electricity have the right to purchase generation services directly from competitive electricity suppliers who will not be subject to rate regulation.
2) By March 1, 2000, the Company must divest of all generation related assets and business functions except for:
    (a)  contracts with qualifying facilities and conservation providers;
    (b) nuclear assets, namely, the Company's investment in Maine
    Yankee, however, the MPUC may require divestiture on or after January 1, 2009;
    (c) assets that the MPUC determines necessary for the operation of the transmission and distribution services.
The MPUC may grant an extension of the divestiture deadline if the extension will improve the selling price. For assets not divested, the utilities are required to sell the rights to the energy and capacity from these assets.
The Company shall submit to the MPUC its divestiture plan no later than January 1, 1999.
3) Billing and metering services will be subject to competition beginning March 1, 2002, but the legislation permits the MPUC to establish an earlier date, no sooner than March 1, 2000.
4) The Company, through an unregulated affiliate, may market and sell electricity both within and outside its current service territory, limited to 33% of the load within the Company's service territory and unlimited outside the Company's service territory.
5) The Company will continue to provide transmission and distribution services which will be subject to continued regulation by the MPUC.
6) If after March 1, 2000, 10% or more of the stock of a regulated distribution utility is purchased by an entity, the purchasing entity and any related entity may not sell or offer for sale generation service to any retail customer of electric energy in the State of Maine.
7) Maine electric utilities will be permitted a reasonable opportunity to recover legitimate, verifiable and unmitigable costs that are otherwise unrecoverable as a result of retail competition in the electric utility industry. The MPUC shall determine these stranded costs by considering:
    a)  the utility's regulatory assets related to generation,
    b) the difference between net plant investment in generation assets compared to the market value for those assets; and
    c) the difference between future contract payments and the market value of the purchased power contracts.
The Company shall pursue all reasonable means to reduce its potential stranded costs and to receive the highest possible value for generation assets and contracts, including the exploration of all reasonable and lawful opportunities to reduce the cost to ratepayers of contracts with qualifying facilities. By July 1, 1999, the MPUC will have estimated the stranded costs for the Company and the manner for the collection of these costs by the transmission and distribution company. Customers reducing or eliminating their consumption of electricity by switching to self-generation, conversion to alternative fuels or utilizing demand-side management measures cannot be assessed exit or entry fees. The MPUC shall include in the rates charged by the transmission and distribution utility decommissioning expenses for Maine Yankee. In 2003 and every three years thereafter until the stranded costs are recovered, the MPUC shall review and revaluate the stranded cost recovery.
8) All competitive providers of retail electricity must be licensed and registered with the MPUC and meet certain financial standards, comply with customer notification requirements, adhere to customer solicitation requirements and are subject to unfair trade practice laws. Competitive electricity providers must have at least 30% renewable resources (which include hydroelectric generation) in their energy portfolios.
9) A standard-offer service will be available for all customers. An unregulated affiliate of the Company providing retail electric power are prohibited from providing more than 20% of the load within the Company's service territory under the standard offer service.
10) An unregulated affiliate of the Company marketing and selling retail electric power must adhere to specific codes of conduct, including, among others:
    a) employees of the unregulated affiliate providing retail electric power must be physically separated from the regulated distribution affiliate and cannot be shared;
    b) the regulated distribution affiliate must provide equal access to customer information;
    c) the regulated distribution company cannot participate in joint advertising or marketing programs with the unregulated affiliate providing retail electric power;
    d) the distribution company and its unregulated affiliated provider of retail electric power must keep separate books of accounts and records; and
    e) the distribution company cannot condition or tie the provision of any regulated service to the provision of any service provided by the unregulated affiliated provider of electricity.
11) Employees, other than officers, displaced as a result of retail competition will be entitled to certain severance benefits and retraining programs. These costs will be recovered through charges collected by the regulated distribution company.
12)  Other provisions of the new law include provisions for:
    a)  consumer education;
    b) continuation of low-income programs and demand-side management activities;
    c)  consumer protection provisions;
    d)  new enforcement authority for the MPUC to protect consumers.
The MPUC will conduct several rulemaking proceedings associated with the new restructuring law. The Company is presently reviewing its business operations and the opportunities that the new restructuring law presents.
The Company cannot predict the value of its stranded investment that the MPUC will determine, but feels the law provides reasonable assurance as to the recovery of its stranded costs.

MAINE YANKEE - As previously reported, Maine Yankee has been shut down since December 6, 1996, and was expected to remain off-line at least until August 1997. Also as previously reported, on May 27, 1997, the Board of Directors of Maine Yankee voted to reduce maintenance-and-repair spending at the Plant and announced that Maine Yankee was considering permanent closure based on economic concerns and uncertainty about operation of the Plant; and on the same day the Maine Yankee Board indicated that it had also been exploring a sale of the Plant to PECO Energy Company ("PECO"). For a detailed discussion of the background of the current shutdown, including events leading to the Plant's being placed on the "watch list" by the Nuclear Regulatory Commission ("NRC") and other significant regulatory and operational issues, management changes, and investigations of Maine Yankee by the NRC and the United States Department of Justice, see the Company's 1996 Form 10-K, its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and its Current Report on Form 8-K dated May 27, 1997.
    On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at the Plant and begin the process of decommissioning the Plant. The formal vote followed an announcement by the Maine Yankee Board on August 1, 1997, that Maine Yankee and PECO, after two months of intensive negotiations, had been unable to arrive at "a mutually beneficial framework for agreement" on a sale of the Plant to PECO. The decision to shut down the Plant was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning the Plant.
    Prior to the shutdown vote the Company had been incurring substantial costs to support Maine Yankee's efforts to return the Plant to service as well as additional costs for replacement power. The Maine Yankee Board's decision to close the Plant should mitigate the costs the Company would otherwise incur in 1997 through a phasing down of Maine Yankee's operations and maintenance costs. The need to purchase replacement power will continue.
    Maine Yankee's most recent estimate of the total costs of decommissioning was $369.4 million (in 1996 dollars), of which approximately $183 million had been collected as of June 30, 1997. Maine Yankee is in the process of developing an updated decommissioning cost estimate, which the Company anticipates will be higher than the 1993 estimate, and expects to file the revised decommissioning cost study with the FERC in the fall of 1997 as part of a rate filing reflecting the permanent shutdown of the Plant.
    With the decision to permanently cease power operations at the Plant and begin the process of decommissioning the Plant, the Company, in the third quarter of 1997, will be recording a liability for its share of the estimated cost of decommissioning the Plant. A regulatory asset will also be established for this estimated amount, since the Company believes the cost of decommissioning will be recoverable from customers in rates. As discussed above, the electric utility restructuring legislation provides for the transmission and distribution company to include Maine Yankee decommissioning costs in its rates.

RATE RELIEF - As previously reported, on April 1, 1997, the Company filed with the MPUC a Petition for Temporary Rates to increase its rates to allow for a $10 million increase in annual revenues, and requested that the change take effect on June 1, 1997. The Company asked that the temporary rate change be allowed to remain in effect until final disposition of the Company's pending request for permanent rate changes expected in early 1998.
    On June 26, 1997, the MPUC issued an order authorizing the Company to change rates to increase its annual revenues by approximately $5.1 million effective July 1, 1997. In doing so, however, the MPUC also required the Company to accelerate the amortization of the deferred regulatory asset associated with the 1993 buyout of one of its high-priced non-utility generator contracts. As a result, the rate increase is not expected to have any net impact on earnings but will result in increased cash flow. The MPUC authorized the Company to apply the rate increase only to "core" customers and not to those customers who purchase pursuant to special rate contracts or under rates designed to be competitive with energy alternatives.
    As reported previously, the Company filed a request with the MPUC on May 9, 1997 for permanent base rate relief. The original request called for two step increase in rates designed to increase revenues on an annual basis by $5.0 million upon completion of the case and by $4.5 million effective January 1, 1999. The Company also proposed a Maine Yankee Adjustment Mechanism whereby the Company would be allowed to defer costs related to the Maine Yankee nuclear power plant for future collection in rates. By letter dated July 2, 1997, the Company informed the MPUC of its intent to revise its request to eliminate the two step nature of the proposal, to eliminate the proposed Maine Yankee adjustment mechanism and to revise its overall request upward to a one-time change in rates designed to increase revenues on an annual basis by $20.6 million upon completion of the case. This request, if granted by the MPUC, would increase rates to most customers by approximately 15.6% over 1996 levels. Customers receiving reduced rates for competitive reasons would not be affected by the proposed increase. In response to this notification, the Commission required the Company to file supplemental testimony in support of its revised request, to provide additional customer notice, and to provide additional procedural opportunities to review and respond to the request to parties participating in the administrative review of the request. The Company has complied with or is in the process of complying with all of these additional requirements. Management cannot predict the level of base rate increase which will be obtained in these proceedings.

BANK CREDIT AGREEMENT COVENANT COMPLIANCE - The Company's credit agreement with its lending banks contains a number of covenants keyed to the Company's financial condition and performance. One such covenant, contained in its Credit Agreement dated June 30, 1995 with a group of seven banks, required the Company maintain a consolidated fixed charge ratio of 1.5 to 1.0
(defined as the ratio of the sum of the Company s net income, income tax expense and interest expense to the Company s interest expense, subject to a few minor adjustments) on a rolling four quarter basis. After the first quarter 1997 financial results, the Company was not in compliance with this covenant. The Company obtained a temporary waiver of the noncompliance effective through May 15, 1997 and a second waiver effective through June 6, 1997.
    On June 6, 1997 the Company and the lending banks amended the credit agreement. Under the amendment, compliance with the covenant related to the fixed charge ratio was permanently waived for the four quarters ending March 31, 1997 and June 30, 1997. This financial covenant will be in effect again for the four quarters ending September 30, 1997. The Company projects that at the end of the third quarter in 1997 it will likely not maintain
compliance with this financial covenant.   Failure to comply with this
financial covenant, absent a waiver or further amendment, is an Event of Default under the Credit Agreement that may result in restrictions on the Company s continuing access to adequate borrowing capacity for working capital purposes, including mandatory debt repayments. The Company is will be negotiating with the lenders to amend the credit agreement and remove the likely event of noncompliance with the financial covenant. Management cannot predict the outcome of these negotiations.
    The amendment also changed the terms of another financial covenant, the Consolidated Total Debt Ratio, for the second quarter of 1997, to ensure compliance by the Company. The Company was in compliance with all financial covenants as of June 30, 1997.
    The amended credit agreement changed the repayment terms of the Company's medium term notes. Twelve million dollars in principal was repaid on June 9, 1997, and principal payments are now payable on a quarterly basis (as compared to the original schedule of $12 million in payments each June
30), beginning September 30, 1997 at a rate of $1 million each for the quarters ending September 30, 1997 and December 31, 1997, $4 million for the quarter ending March 31, 1998, and $6 million for the quarter ending June 30, 1998. This quarterly schedule will also be in effect for each quarter in the period from September 30, 1998 through June 30, 2000.
    Also included in the amended credit agreement were requirements for the disposition of proceeds from the Company's potential sale/assignment to a third party of its power sale contract with another utility (See Sale/Assignment of Power Sale Contract below) and the terms under which the Company may raise funds to restructure its power purchase contract with the Penobscot Energy Recovery Company (PERC).

SALE/ASSIGNMENT OF POWER SALE CONTRACT - The Company is currently negotiating with interested parties the sale/assignment of a power sale contract with another electric utility. The Company currently provides power to the utility at significantly above-market rates, with the contract term ending in the year 2003. The Company recognizes there is value in selling or assigning the contract, and the cash flows from such a transaction, ranging from $27 to $45 million, could be utilized to reduce outstanding high rate debt obligations, cure potential debt covenant violations, and provide funding for the potential restructuring of the purchased power contract with PERC (See discussion on PERC below). The Company cannot predict whether a sale or assignment of the contract will occur.

PENOBSCOT ENERGY RECOVERY COMPANY - As previously reported, the Company has been working to restructure a power purchase contract with PERC, its last remaining high-priced non-utility generator contract that offers a potential for substantial savings. PERC owns a waste-to-energy facility in Orrington, Maine that provides solid waste disposal services to many communities in central, eastern and northern Maine. The contract requires the Company to purchase the electricity output of the plant until 2018 at a price that is presently above the cost of alternative sources of power, and, in the Company's opinion, is likely to remain so. The Company has been working with PERC and the affected municipalities at a restructuring of the power contract that would result in substantial savings for the Company and would continue to allow PERC to meet the solid waste disposal needs of Maine communities.
In the 1996 Form 10-K, the Company discussed what appeared at that time to be the outline of a satisfactory arrangement to all interested parties for the restructuring of the PERC contract. Since that time, the Company has continued to negotiate with PERC and the affected municipalities and has modified and refined the terms previously discussed somewhat to take into account further concerns raised by the municipalities. The Company has now reached an agreement with PERC and a committee representing the municipalities that includes the following major components:
    1. The Company would make an initial payment to PERC of $8 million and installment payments through 2002 totalling an additional $2 million. These funds would be retained by PERC to meet operation and debt reserve requirements of the PERC plant.
    2. As of May 31, 1997, the PERC plant was financed in part by tax exempt municipal revenue bonds in the principal amount of $50.3 million payable pursuant to a sinking fund schedule and finally maturing in 2004. Sinking fund payments of $1.2 million are required on August 1 and November 1 of 1997. The credit on those bonds is enhanced by letters of credit issued by a group of banks. Those bonds would be restructured to extend the maturity date to 20 years from the date of closing. The bonds would continue to be tax exempt and their credit would be enhanced by the moral obligation of the State of Maine under the auspices of the Finance Authority of Maine ("FAME") pursuant to the State of Maine's Electric Rate Stabilization Program. The extended maturity of low cost bonds would, therefore, provide savings to be shared by the parties.
    3. The Company would continue to purchase power at the rates established under the existing PERC contract. Payments would be made to a trust from which disbursements would be made according to the following priorities:
    a.  debt service and expense, including all principal and interest;
    b.  trustee and bond related fees and expenses;
    c.  all operating and maintenance expenses of the PERC plant;
    d. operating and management fees paid to the PERC partners pursuant to a partnership operating agreement;
    e. payment to the PERC owners of any savings in interest expense resulting from the prepayment of bonds; and
    f. except for cash reserve requirements, all remaining cash would be distributed 1/3 to the Company, 1/3 to the PERC owners and 1/3 to the participating municipalities.
    4. The Company would issue warrants for the purchase of two million shares of its common stock, one million each to the PERC owners and the participating municipalities. The warrants would be exercisable within ten years of their issuance and would entitle the holder to purchase common stock for $7 per share (subject to adjustment under certain circumstances). No warrants may be exercised within the first nine months after their issuance, and they would become exercisable in 500,000 share blocks following the expiration of nine months, 21 months, 33 months and 45 months from the closing date. Upon exercise, the Company would have the option, instead of providing common stock, to pay cash equal to the difference between the then market price of the stock and the exercise price of $7 per share times the number of shares as to which exercise is made. The Company's obligation under the letter of intent would be specifically conditioned upon receipt of authorization from the MPUC to recover in rates the difference between the market value of stock issued and the $7 per share exercise price or, alternatively, any payment of cash under the Company's option.
    5. The municipalities would extend their waste disposal contracts through 2017 and waive their existing rights to an early termination or the buyout of PERC.
    There are a number of events upon which the proposed transaction is contingent, including the approval of the MPUC, approval by the affected municipalities, the rendering of an opinion by bond counsel that the PERC bonds will remain tax-exempt, the approval of the new financing arrangement by FAME and its Board of Directors, and the financing of necessary cash payments by the Company.
    Depending in part on the ultimate cost of the warrants to the Company, it is projected that the restructured PERC contract will result in net cost savings with a present value of $30-40 million over the remaining life of the contract. That projection is based upon a number of assumptions about future events and the markets for electricity.

SUSPENSION OF COMMON DIVIDEND PAYMENT - In March 1997, the Company's Board of Directors decided not to declare its regular quarterly dividend on the Company's common stock because of current financial pressures, primarily caused by the ongoing difficulties at the Maine Yankee nuclear generating plant. The suspension of the common dividend also remained in effect for the second quarter of 1997.

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

REVENUES
    The $916,000 reduction in electric operating revenue is due principally to a $1.3 million reduction in off-system sales in the second quarter of 1997 as compared to the second quarter of 1996, as well as an $867,000 reduction in revenue in the 1997 quarter related to the previously discussed revenue sharing arrangement with the Company's largest industrial customer. While there was an overall 4.1% increase in total kilowatt hour (KWH) sales (excluding off-system sales) in the second quarter of 1997 over second quarter 1996 sales, associated revenues increased by only 2.9%, or $1.1 million, due to the effect of adjusting prices downward to some customers in order to retain sales that would otherwise be lost to competitive pressures. The increased sales in the 1997 quarter can also be attributed somewhat to weather conditions more favorable for electricity sales as compared to 1996.

EXPENSES
    Fuel for generation and purchased power expense increased principally due to the previously mentioned shutdown of Maine Yankee during the entire second quarter of 1997 and the increase in its operating and maintenance expenditures. In the second quarter of 1997 the Company incurred approximately $2.8 million in incremental Maine Yankee replacement power costs, as compared to $272,000 in the second quarter of 1996. Maine Yankee was operational at 90% capacity for the entire second quarter of 1996. The Company has also borne a greater level of Maine Yankee operating costs, which increased by approximately $442,000 in 1997, as compared to the 1996 quarter. Increased fuel and purchased power expense was also affected by various electric power plants (excluding Maine Yankee) in the Northeast being nonoperational in the second quarter of 1997, causing the Company's power purchases on the open market to be at higher than normal prices. Also affecting the increased expense in the 1997 quarter was the fact the Company had a 16.8 million, or 4.1%, increase in KWH sales.
    Other operation and maintenance (O&M) expense increased by $176,000 in the second quarter of 1997, due principally to recording a $216,000
adjustment for obligations due under a demand-side management contract.   O&M
payroll expense increased by $54,000 due to a greater number of employees, a 2.5% union wage rate increase effective January 1, 1997 and various wage rate increases to nonunion personnel. These increases were offset by higher level of payroll being charged to the Company's capital program and a $100,000 decrease in postretirement medical and pension costs in the 1997 quarter as compared to 1996.
    The $639,000 increase in depreciation and amortization expense was due principally to the ending of the amortization of the overaccumulated depreciation reserve in 1996 (See the 1996 Form 10-K for a more complete discussion). This amortization resulted in a $438,000 reduction in depreciation expense in the second quarter of 1996. Also increasing depreciation and amortization expense in the 1997 quarter were anticipated 1997 property additions, including the effect of the implementation of three large information system projects.
    The increase in property and other taxes in the second quarter of 1997 was due principally to greater property taxes, which was a result of increased property levels and property tax rates.
    The decrease in income taxes was primarily a function of an operating loss in the second quarter of 1997 as compared to earnings in the 1996 quarter. Income tax expense in the 1996 quarter was reduced by $431,000 in investment tax credits recorded in connection with an Internal Revenue Service (IRS) examination of the 1993 and 1994 tax years.
    Long-term debt interest expense decreased $263,000 in the second quarter of 1997 as compared to 1996 due to two $12 million principal repayments on the Company's $60 million medium term notes in June 1996 and 1997, as well as sinking fund payments on the Company's 12.25% first mortgage bonds.
    Other interest expense, which is composed principally of interest expense on short term borrowings, decreased due to a reduction in weighted average short-term borrowings outstanding in the 1997 quarter as compared to 1996, as well as $130,000 in interest paid to the IRS related to amended income tax returns in the 1996 quarter. This was offset by a slightly higher weighted average short-term debt interest rate in 1997.

SIX MONTHS OF 1997 AS COMPARED TO THE SIX MONTHS OF 1996

EARNINGS
    The six months ended June 30, 1997 resulted in a loss of $.14 per common share, compared to earnings of $.83 per common share for the 1996 period. As discussed previously, the decline in 1997 earnings compared to 1996 is attributable largely to Maine Yankee. In the 1997 period the Company incurred approximately $6.3 million in incremental Maine Yankee replacement power costs, as compared to $1.2 million in 1996. The Company's share of Maine Yankee operating costs increased by approximately $2.0 million in 1997, as compared to 1996. The decrease in earnings in 1997 as compared to 1996 has also been impacted by the ending of the amortization of the overaccumulated depreciation reserve in 1996, which was an $876,000 benefit in the 1996 period.
    Earnings in the 1997 period were positively affected by three transactions that were nonrecurring in nature. The Company recorded $335,000 in revenues from the sale of air emission allowances to a coal fired generating facility, and $350,000 in revenue was recognized under a shared savings distribution agreement with another utility. Also, the Company recorded a $204,000 state income tax benefit as the result of an IRS examination of the Company's 1994 federal income tax return. Without the impact of these one-time events benefitting earnings, the Company would have incurred a $.22 loss per common share in the 1997 period.

REVENUES
    The reasons for the $901,000 decrease in electric operating revenue in the 1997 period as compared 1996 are consistent with those previously mentioned. There was a $1.2 million decrease in off-system sales in 1997, revenue sharing from the Company's largest industrial customer decreased by $1.9 million in 1997, and while there was an overall 3.0% increase in total KWH sales (excluding off-system sales) in 1997 over 1996, associated revenues increased by only 1.4%, or $1.1 million. Positively impacting revenues in 1997 were the previously discussed sale of air emission allowances and revenue associated with the shared distribution savings with another utility.

EXPENSES
    The increase in fuel and purchased power expense in 1997, as compared to 1996, is due principally to reasons previously discussed in this document. Also, the Company realized greater benefits under its fuel hedge program in 1996 as compared to 1997, due principally to actual fuel and purchased power costs in 1997 not tracking favorably against the index utilized to derive the fuel hedge results. In 1996 the Company achieved more favorable results under the fuel hedge program.
    The increases in other O&M, depreciation and amortization, and property and other taxes in the 1997 period as compared to 1996 were due to the previously mentioned reasons. The decreases in income tax expense and long-term debt and other interest expense in 1997 were also due principally to reasons previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
    The Consolidated Statements of Cash Flows reflect events in the first six months of 1997 and 1996 as they affect the Company's liquidity. Net cash provided by operations increased by $241,000 in the 1997 period as compared to 1996. Positively impacting cash flows in 1997 was the payment of $91,000 in income taxes, as compared to $1.7 million in income tax payments in 1996. Also, in the 1996 period, the Company expended $1.7 million to terminate a demand-side management contract. Also enhancing cash flows from operations in 1997 was an improvement in accounts receivable collections. Negatively impacting cash flows from operations in 1997 were the incremental costs incurred to replace the Company's share of Maine Yankee's output, additional Maine Yankee operating costs, costs associated with the current refueling at the Plant, and the Company's share of the cable separation repair (see the 1996 Form 10-K for a more complete discussion).
    Due to efforts by the Company to control costs and conserve cash in 1997, construction expenditures were reduced by $860,000 in the 1997 period as compared to 1996.
    Dividends paid on common stock were lower in 1997 due to the suspension of the common dividend at the end of the first quarter of 1997. The reduction in preferred dividends paid resulted from $3 million in sinking fund payments made on the Company's 8.76% mandatory redeemable preferred stock in 1996.
    The Company, in each period, made sinking fund payments on its 12.25% first mortgage bonds, as well as making $12 million in principal payments on its Medium Term Notes. As discussed in more detail in the footnotes to the consolidated financial statements contained in the 1996 Form 10-K, the Company in the first quarter of 1996 made a $115,000 payment to the 8.76% preferred stockholder related to a "make whole provision" under the preferred stock agreement.
    In 1997 the Company amended its Dividend Reinvestment and Common Stock Purchase Plan (the Plan) to allow for the option of purchasing shares either in the open market or from newly issued shares sold by the Company. The Company anticipates that for the foreseeable future common stock will be purchased in the open market. In 1996, under the Plan, the Company realized a common stock investment of $338,000 through the issuance of 29,953 new common shares.
    As discussed previously, the Company's revolving credit agreement was amended in June 1997.
    The Company's cash flows will be improved with the $5.1 million temporary rate increase effective July 1, 1997, and further enhancements are anticipated with the results of the Company's general rate increase proceedings with the MPUC. For additional discussion of liquidity and capital resources, see the Company's 1996 Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS
    In June 1997 the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It also requires dual presentation of basic and diluted EPS on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 31, 1997, including interim periods; earlier application is not permitted. The application of this Statement currently does not impact the Company's EPS calculations.
    In June 1997 the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management does not believe the implementation of this Statement will have any significant effect on the Company's financial statements.
    In June 1997 the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments, which are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997. Management is evaluating this Statement to determine what information will be required to be disclosed.

OTHER
    This Form 10-Q contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the following risk factors:
    Future economic conditions, relationship with lenders, earnings retention and dividend payout policies, electric utility restructuring, developments in the legislative, regulatory and competitive environments in which the Company operates, and other circumstances that could affect revenues and costs.
    Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.


                           BANGOR HYDRO-ELECTRIC COMPANY
                            CONSOLIDATED BALANCE SHEETS
                                   000's Omitted
                                    (Unaudited)

                        ASSETS                            June 30,     Dec. 31,
                                                            1997         1996
                                                         ---------    ---------
INVESTMENT IN UTILITY PLANT:
  Electric plant in service, at original cost         $    330,664 $    317,833
  Less - Accumulated depreciation and
    amortization                                            92,155       87,736
                                                         ---------    ---------
                                                      $    238,509 $    230,097

  Construction work in progress                             12,659       18,554
                                                         ---------    ---------
                                                      $    251,168 $    248,651
  Investments in corporate joint ventures:
    Maine Yankee Atomic Power Company                 $      5,256 $      5,014
    Maine Electric Power Company, Inc.                         236          125
                                                         ---------    ---------
                                                      $    256,660 $    253,790
                                                         ---------    ---------
OTHER INVESTMENTS, principally at cost                $      4,854 $      4,813
                                                         ---------    ---------
FUNDS HELD BY TRUSTEE, at cost                        $     21,192 $     21,199
                                                         ---------    ---------
CURRENT ASSETS:
  Cash and cash equivalents                           $        366 $      1,274
  Accounts receivable, net of reserve                       16,402       20,691
  Unbilled revenue receivable                                7,781        9,230
  Inventories, at average cost:
    Material and supplies                                    3,009        2,994
    Fuel oil                                                   358          303
    Prepaid expenses                                           648        1,672
    Deferred Maine Yankee refueling costs                    2,660          896
                                                         ---------    ---------
      Total current assets                            $     31,224 $     37,060
                                                         ---------    ---------
DEFERRED CHARGES:
  Investment in Seabrook Nuclear Project, net of
    accumulated amortization of $27,625 in 1997
    and $26,775 in 1996                               $     31,217 $     32,067
  Costs to terminate purchased power contracts,
    net of accumulated amortization of $46,855
    in 1997 and $36,398 in 1996                            161,246      171,703
  Deferred regulatory assets                                30,050       29,498
  Demand-side management costs                               2,169        2,632
  Other                                                      4,259        3,867
                                                         ---------    ---------
    Total deferred charges                            $    228,941 $    239,767
                                                         ---------    ---------
      Total assets                                    $    542,871 $    556,629
                                                         =========    =========

See notes to the consolidated financial statements.

                        BANGOR HYDRO-ELECTRIC COMPANY
                         CONSOLIDATED BALANCE SHEETS
                               000's Omitted
                                (Unaudited)

                                                      June 30,     Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES            1997         1996
                                                     ---------    ---------

CAPITALIZATION:
  Common stock investment                         $    107,311 $    108,321
  Preferred stock                                        4,734        4,734
  Preferred stock subject to mandatory
    redemption exclusive of current sinking
    fund requirements                                   10,701       10,671
  Long-term debt, net of current portion               258,709      274,221
                                                     ---------    ---------
       Total capitalization                       $    381,455 $    397,947
                                                     ---------    ---------
CURRENT LIABILITIES:
  Notes payable - banks                           $     33,000 $     32,500
                                                     ---------    ---------

  Other current liabilities -
    Current portion of long-term debt and
      sinking fund requirements on pre-
      ferred stock                                $     18,061 $     15,447
    Accounts payable                                    15,089       13,433
    Dividends payable                                      329        1,687
    Accrued interest                                     3,796        3,719
    Customers' deposits                                    326          360
    Deferred fuel revenue                                  504        1,008
                                                     ---------    ---------
      Total other current liabilities             $     38,105 $     35,654
                                                     ---------    ---------
      Total current liabilities                   $     71,105 $     68,154
                                                     ---------    ---------

DEFERRED CREDITS AND RESERVES:
  Deferred income taxes - Seabrook                $     16,213 $     16,651
  Other accumulated deferred income taxes               55,349       54,806
  Deferred regulatory liability                          7,948        8,446
  Unamortized investment tax credits                     2,074        2,179
  Accrued pension                                          617          640
  Other                                                  8,110        7,806
                                                     ---------    ---------
    Total deferred credits and reserves           $     90,311 $     90,528
                                                     ---------    ---------
    Total Stockholders' Investment and
      Liabilities                                 $    542,871 $    556,629
                                                     =========    =========

See notes to the consolidated financial statements.


                           BANGOR HYDRO-ELECTRIC COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                  000's Omitted
                                   (Unaudited)


                                                          Jun. 30,     Dec. 31,
                                                           1997         1996
                                                        ----------   ----------
COMMON STOCK INVESTMENT
  Common stock, par value $5 per share-               $     36,817 $     36,817
    Authorized -- 10,000,000 shares
    Outstanding -- 7,363,424 shares in 1997 and 1996
  Amounts paid in excess of par value                       56,969       56,969
  Retained earnings                                         13,525       14,535
                                                        ----------   ----------
    Total common stock investment                     $    107,311 $    108,321
                                                        ----------   ----------
PREFERRED STOCK-Non participating, cumulative-
  Par value $100 per share, authorized 600,000 shares
    Not redeemable or redeemable solely at the option
      of the issuer-
        7%,  Noncallable, 25,000 shares, authorized
          and outstanding                             $      2,500 $      2,500
        4.25%, Callable at $100, 4,840 shares,
          and outstanding                                      484          484
        4%, Series A, Callable at $110, 17,500 shares,
          authorized and outstanding                         1,750        1,750
                                                        ----------   ----------
                                                      $      4,734 $      4,734
                                                        ----------   ----------
  8.76%, Subject to mandatory redemption requirements-
    Callable at 104.38% if called on or prior to
      December 27, 1997, 150,000 shares authorized
      and 120,000 shares outstanding in 1997 and 1996 $     12,295 $     12,265
    Less: Sinking fund requirements                          1,594        1,594
                                                        ----------   ----------
                                                      $     10,701 $     10,671
                                                        ----------   ----------
LONG-TERM DEBT
  First Mortgage Bonds-
    6.75%   Series due 1998                           $      2,500 $      2,500
    10.25%   Series due 2019                                15,000       15,000
    10.25%   Series due 2020                                30,000       30,000
    8.98%   Series due 2022                                 20,000       20,000
    7.38%   Series due 2002                                 20,000       20,000
    7.30%   Series due 2003                                 15,000       15,000
    12.25%   Series due 2001                                 6,476        7,375
                                                        ----------   ----------
                                                      $    108,976 $    109,875
  Less: Current maturity and sinking fund requirements       4,467        1,854
                                                        ----------   ----------
         Total first mortgage bonds                   $    104,509 $    108,021
                                                        ----------   ----------
  Variable rate demand pollution control revenue bonds
    Series 1983 due 2009                              $      4,200 $      4,200
                                                        ----------   ----------
  Other Long-Term Debt-
    Finance Authority of Maine - Taxable Electric Rate
      Stabilization Revenue Notes, 7.03% Series 1995A,
      due 2005                                        $    126,000 $    126,000
                                                        ----------   ----------
    Medium Term Notes, Variable interest rate - LIBO
      Rate plus 2%, due 2000                          $     36,000 $     48,000

    Less:  Current portion of long-term debt                12,000       12,000
                                                        ----------   ----------
                                                      $     24,000 $     36,000
                                                        ----------   ----------
        Total long-term debt                          $    258,709 $    274,221
                                                        ----------   ----------
    Total Capitalization                              $    381,455 $    397,947
                                                        ==========   ==========
See notes to the consolidated financial statements.


                       BANGOR HYDRO-ELECTRIC COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                               000's Omitted
                                (Unaudited)
                                                             1997        1996
                                                          ---------   ---------
CASH FLOWS FROM OPERATIONS:
  Net income (loss)                                     $      (321)$     6,853
    Adjustments to reconcile net income (loss) to
      net cash provided by(used in) operations:
        Depreciation and amortization                         5,166       3,735
        Amortization of Seabrook Nuclear Project                850         850
        Amortization of contract buyouts                     10,457      10,379
        Other amortizations                                     860         535
        Allowance for equity funds used during
          construction                                         (183)       (185)
        Cost to terminate demand-side management
          contract                                               -       (1,703)
        Deferred income tax provision                        (1,181)      2,027
        Deferred investment tax credits                        (105)        (88)
    Changes in assets and liabilities:
        Deferred fuel revenue and Maine Yankee               (2,268)        235
          refueling costs
        Accounts receivable, net and unbilled
          revenue                                             5,738         331
        Accounts payable                                      1,656      (1,027)
        Accrued interest                                         77      (1,138)
        Current and deferred income taxes                       201        (371)
        Accrued postretirement benefit costs                    201         681
        Other current assets and liabilities, net               920          92
        Other, net                                           (1,035)       (414)
                                                          ---------   ---------
Net Cash Provided By Operations                         $    21,033 $    20,792
                                                          ---------   ---------
CASH FLOWS FROM INVESTING:
  Construction expenditures                             $    (7,167)$    (8,027)
  Allowance for borrowed funds used during
    construction                                               (360)       (390)
                                                          ---------   ---------
Net Cash Used In Investing                              $    (7,527)$    (8,417)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING:
  Dividends on preferred stock                          $      (691)$      (757)
  Dividends on common stock                                  (1,325)     (2,630)
  Payments on long-term debt                                (12,898)    (12,798)
  Payments on mandatory redeemable preferred stock               -       (1,615)
  Issuances:
    Common stock
      Dividend reinvestment plan (29,953 shares                  -          338
        in 1996)
    Short-term debt, net                                        500       5,000
                                                          ---------   ---------
Net Cash Used In Financing                              $   (14,414)$   (12,462)
                                                          ---------   ---------
Net Change in Cash and Cash Equivalents                 $      (908)$       (87)
Cash and Cash Equivalents at Beginning of Period              1,274       1,424
                                                          ---------   ---------
Cash and Cash Equivalents at End of Period              $       366 $     1,337
                                                          =========   =========
Cash Paid During the Six Months For:
     Interest (Net of Amount Capitalized)               $    12,049 $    14,066
     Income Taxes                                                91       1,703
                                                          =========   =========
See notes to consolidated financial statements.


                           BANGOR HYDRO-ELECTRIC COMPANY
                    CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  000's Omitted
                                   (Unaudited)



                                              1997            1996
                                           ----------      ----------

BALANCE AT JANUARY 1                     $     14,535   $      10,073

ADD - NET INCOME (LOSS)                          (321)          6,853
                                           ----------      ----------
                                         $     14,214   $      16,926
                                           ----------      ----------
DEDUCT:

  Dividends -
    Preferred stock                      $        658   $         724
    Common stock                                    -           2,636
    Other                                          31              52
                                           ----------      ----------
                                         $        689   $       3,412
                                           ----------      ----------

BALANCE AT JUNE 30                       $     13,525   $      13,514
                                           ==========      ==========




See notes to the consolidated financial statements.



                        BANGOR HYDRO-ELECTRIC COMPANY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997
                                -------------
                                 (Unaudited)


(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:
     ---------------------------------------------

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro- Electric Company, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and the notes thereto and all other information included in the 1996 Form 10-K.
     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the periods ended June 30, 1997 and 1996.
     The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 1996 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.

(2)  INCOME TAXES:
     ------------
     The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the above provisions for federal income taxes:

                                        SIX MONTHS ENDED JUNE 30,
                                        ------------------------
                                           1997          1996
                                           ----          ----
                                         AMOUNT   %     AMOUNT    %
                                         (Dollars in Thousands)
Federal income tax provision
     at statutory rate                  $ (461) (34)    $3,450   34
Plus (Less)permanent reductions
     in tax expense resulting
     from statutory exclusions
     from taxable income                    52    4         (2)   -
                                         -----  ---     ------  ---
Federal income tax provision before
     effect of temporary differences
     and investment tax credits         $ (409) (30)    $3,448   34
Plus (Less) temporary differences that
     that are flowed through for rate-
     making and accounting purposes         21    1       (195)  (2)
(Less) utilization and amortization
     of investment tax credits            (171) (12)      (593)  (6)
                                         -----  ---     ------  ---
Federal income tax provision             $(559) (41)    $2,660   26
                                         =====  ===     ======  ===

3)  INVESTMENT IN JOINTLY OWNED FACILITIES:
    --------------------------------------
   Condensed financial information for Maine Yankee Atomic Power Company ("Maine Yankee"), Maine Electric Power Company, Inc. ("MEPCO"), Bangor-Pacific Hydro Associates ("BPHA") and Chester SVC
Partnership ("Chester") is as follows:


                                  MAINE YANKEE          MEPCO
                                  ------------          -----
                                     (Dollars in Thousands)
                                           (Unaudited)
                                Operations for Six Months Ended
                               ----------------------------------
                               Jun. 30, Jun. 30, Jun. 30, Jun. 30,
                                 1997     1996     1997     1996
OPERATIONS:                    -------  -------  -------  -------
  As reported by investee-
   Operating revenues         $145,733  $84,880  $21,568  $29,559
                              ========  =======  =======  =======
  Earnings applicable to
    common stock              $  3,624  $ 3,546  $   545  $   111
                              ========  =======  =======  =======
 Company's reported equity-
   Equity in net income       $    254  $   248  $    77  $    16
    (Deduct)-Effect of
      adjusting Company's
       estimate to actual           (5)       1       41       (9)
                              --------  -------  -------  -------
  Amounts reported by Company $    249  $   249  $   118  $     7
                              ========  =======  =======  =======


                                MAINE YANKEE          MEPCO
                                ------------          -----
                                  (Dollars in Thousands)
                                        (Unaudited)
                                     Financial Position at
                            -----------------------------------
                              Jun. 30,  Dec. 31, Jun. 30, Dec. 31,
                                1997      1996     1997     1996
FINANCIAL POSITION:           --------  -------- -------  -------
As reported by investee-
  Total assets                $686,536 $602,061  $ 5,068  $10,727
  Less-
   Preferred stock              17,400   18,000        -        -
   Long-term debt              148,665  103,332      520      620
   Other liabilities and
     deferred credits          445,510  409,392    2,663    9,110
                              -------- --------  -------  -------
  Net assets                  $ 74,961 $ 71,337  $ 1,885  $   997
                              ======== ========  =======  =======
Company's reported equity-
  Equity in net assets        $  5,247 $  4,994  $   268  $   142
   (Deduct) Add - Effect
   of adjusting Company's
   estimate to actual                9       20      (32)     (17)
                              -------- --------  -------  -------
  Amounts reported by Company $  5,256 $  5,014  $   236  $   125
                              ======== ========  =======  =======


                                  BPHA              Chester
                             -----------------   -----------------
                                    (Dollars in Thousands)
                                        (Unaudited)

                               Operations for Six Months Ended
                             -------------------------------------
                             Jun. 30,  Jun. 30,   Jun. 30, Jun. 30,
                               1997      1996       1997     1996
                             -------   -------   --------  -------
OPERATIONS:
As reported by investee-
 Operating revenues          $ 3,906   $ 4,330   $ 2,255   $ 2,386
                             =======   =======   =======   =======
 Net Income                  $ 1,346   $ 1,705   $     -   $     -
                             =======   =======   =======   =======
Company's reported equity
 in net income               $   673   $   853   $     -   $     -
                             =======   =======   =======   =======


                                     Financial Position at
                            --------------------------------------
                            Jun. 30,  Dec. 31,  Jun. 30,  Dec. 31,
                              1997      1996      1997      1996
                            --------  --------  --------  --------
FINANCIAL POSITION:
As reported by investee-
  Total assets               $39,827   $39,864   $28,238   $28,898
  Less-
   Long-term debt             29,550    30,600    26,429    27,021
   Other liabilities           2,376     2,359     1,809     1,877
                             -------   -------   -------   -------
  Net assets                 $ 7,901   $ 6,905   $     -   $     -
                             =======   =======   =======   =======
Company's reported equity
  in net assets              $ 3,951   $ 3,453   $     -   $     -
                             =======   =======   =======   =======


4.  BANK CREDIT AGREEMENT COVENANT COMPLIANCE:
    -----------------------------------------

          The Company's credit agreement with its lending banks contains a number of covenants keyed to the Company's financial condition and performance. One such covenant, contained in its Credit Agreement dated
June 30, 1995 with a group of seven banks, required the Company maintain a consolidated fixed charge ratio of 1.5 to 1.0 (defined as the ratio of the sum of the Company s net income, income tax expense and interest expense to the Company s interest expense, subject to a few minor adjustments) on a rolling four quarter basis. After the first quarter 1997 financial results, the Company was not in compliance with this covenant. The Company obtained a temporary waiver of the noncompliance effective through May 15, 1997 and a second waiver effective through June 6, 1997.
          On June 6, 1997 the Company and the lending banks amended the credit agreement. Under the amendment, compliance with the covenant related to the fixed charge ratio was permanently waived for the four quarters ending March 31, 1997 and June 30, 1997. This financial covenant will be in effect again for the four quarters ending September 30, 1997.
The Company projects that at the end of the third quarter in 1997 it will likely not maintain compliance with this financial covenant.
          Failure to comply with this financial covenant, absent a waiver or further amendment, is an Event of Default under the Credit Agreement that may result in restrictions on the Company s continuing access to adequate borrowing capacity for working capital purposes, including mandatory debt repayments.
The Company will be negotiating with the lenders to amend the credit agreement and remove the likely event of noncompliance with the financial covenant. Management cannot predict the outcome of these negotiations.
The Medium Term Note has continued to be presented as long-term in the consolidated balance sheet as management feels this is the most appropriate presentation.
          The amendment also changed the terms of another financial covenant, the Consolidated Total Debt Ratio, for the second quarter of 1997, to ensure compliance by the Company. The Company was in compliance with all financial covenants as of June 30, 1997.
          The amended credit agreement changed the repayment terms of the Company's medium term notes. $12 million in principal was repaid on June
9, 1997, and principal payments are now payable on a quarterly basis (as opposed to the original schedule of $12 million in payments each June 30), beginning September 30, 1997 at a rate of $1 million each for the quarters ending September 30, 1997 and December 31, 1997, $4 million for the quarter ending March 31, 1998, and $6 million for the quarter ending June 30, 1998. This quarterly schedule will also be in effect for each quarter in the period from September 30, 1998 through June 30, 2000.
          Also included in the amended credit agreement were requirements for the disposition of proceeds from the Company's sale/assignment to a third party of its power sale contract with another utility (See Sale/Assignment of Power Sale Contract below) and the terms under which the Company may raise funds to restructure its power purchase contract with the Penobscot Energy Recovery Company.

5.  MAINE YANKEE:
    ------------
          As previously reported, Maine Yankee has been shut down since December 6, 1996, and was expected to remain off-line at least until August 1997. Also as previously reported, on May 27, 1997, the Board of Directors of Maine Yankee voted to reduce maintenance-and-repair spending at the Plant and announced that Maine Yankee was considering permanent closure based on economic concerns and uncertainty about operation of the Plant; and on the same day the Maine Yankee Board indicated that it had also been exploring a sale of the Plant to PECO Energy Company ("PECO"). For a detailed discussion of the background of the current shutdown, including events leading to the Plant's being placed on the "watch list" by the Nuclear Regulatory Commission ("NRC") and other significant regulatory and operational issues, management changes, and investigations of Maine Yankee by the NRC and the United States Department of Justice, see the Company's 1996 Form 10-K, its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and its Current Report on Form 8-K dated May 27, 1997.
          On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at the Plant and begin the process of decommissioning the Plant. The formal vote followed an announcement by the Maine Yankee Board on August 1, 1997, that Maine Yankee and PECO, after two months of intensive negotiations, had been unable to arrive at "a mutually beneficial framework for agreement" on a sale of the Plant to PECO. The decision to shut down the Plant was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning the Plant.
          Prior to the shutdown vote the Company had been incurring substantial costs to support Maine Yankee's efforts to return the Plant to service as well as additional costs for replacement power. The Maine Yankee Board's decision to close the Plant should mitigate the costs the Company would otherwise incur in 1997 through a phasing down of Maine Yankee's operations and maintenance costs. The need to purchase replacement power will continue.
          Maine Yankee's most recent estimate of the total costs of decommissioning was $369.4 million (in 1996 dollars), of which approximately $183 million had been collected as of June 30, 1997. Maine Yankee is in the process of developing an updated decommissioning cost estimate, which the Company anticipates will be higher than the 1993 estimate, and expects to file the revised decommissioning cost study with the FERC in the fall of 1997 as part of a rate filing reflecting the permanent shutdown of the Plant.
          The decision to permanently cease power operations at the Plant and begin the process of decommissioning the Plant, the Company, in the third quarter of 1997, will be recording a liability for its share of the estimated cost of decommissioning the Plant. A regulatory asset will also be established for this estimated amount, since the Company believes the cost of decommissioning will be recoverable from customers in rates. As discussed above, the electric utility restructuring legislation provides for the transmission and distribution company to include Maine Yankee decommissioning costs in its rates.

6.  RECLASSIFICATIONS:
    -----------------
          Certain 1996 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended June 30, 1997.

                          BANGOR HYDRO-ELECTRIC COMPANY


                   FORM 10-Q FOR PERIOD ENDING JUNE 30, 1997


                                    PART II






ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on May 13, 1997. The only matter submitted to a vote was the election of three Class II Directors for terms ending in 2000. The following persons were elected to fill those positions pursuant to the corresponding tabulations of votes:

                           TOTAL VOTE FOR       TOTAL VOTE AGAINST
                           --------------       ------------------
Robert S. Briggs              742,973                 51,181
William C. Bullock, Jr.       744,962                 49,192
G. Clifton Eames              742,414                 51,740

     The terms of the following Directors, members of Class I and Class III, continued after the annual meeting:

     Jane J. Bush
     David M. Carlisle
     Alton E. Cianchette
     Marion M. Kane
     Norman A. Ledwin
     Carroll R. Lee



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS - None

     REPORTS ON FORM 8-K - Two Current Reports on Form 8-K dated May 28, 1997 and June 27, 1997 were filed during the second quarter of 1996, regarding the decision by Maine Yankee Atomic Power Company s Board of Directors to consider permanent closure of the plant (8-K dated May 28, 1997) and Bangor Hydro-Electric Company s agreement to restructure its power purchase agreement with the Penobscot Energy Recovery Company suspension and the allowance of a temporary rate increase by the Maine Public Utilities Commission designed to increase revenues by $5.1 million on an annual basis (8-K dated June 27, 1997).



                        BANGOR HYDRO-ELECTRIC COMPANY

                  FORM 10-Q FOR PERIOD ENDED JUNE 30, 1997



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




                                    BANGOR HYDRO-ELECTRIC COMPANY
                                           (Registrant)


                                    /s/ Frederick S. Samp
                                    -----------------------------

Dated:  August 13, 1997
                                          Frederick S. Samp
                                   Vice President - Finance & Law
                                      (Chief Financial Officer)