Form 10-Q
period 1997-09-30
BANGOR HYDRO ELECTRIC CO
filed 1997-11-14
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended SEPTEMBER 30, 1997       Commission File No. 0-505
                      ------------------                           -----


                     BANGOR HYDRO-ELECTRIC COMPANY
         ----------------------------------------------------
        (Exact Name of Registrant as specified in its Charter


              MAINE                                  01-0024370
-------------------------------                --------------------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)                Identification No.)


    33 STATE STREET, BANGOR, MAINE                04401
---------------------------------------         ----------
(Address of Principal Executive Offices)       (Zip Code)


Registrant's Telephone Number, including Area Code    207-945-5621
                                                      ------------


                                 NONE
-----------------------------------------------------------------------------
           Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report


        Outstanding Common Stock, $5 Par Value - 7,363,424 Shares
                             September 30, 1997

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
                            (UNAUDITED)


                                                          Three Months Ended                Nine Months Ended
                                                           Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                                              1997             1996             1997             1996
                                                           ----------       ----------       ----------       ----------
ELECTRIC OPERATING REVENUES                             $      47,557    $      47,355    $     137,969    $     138,668
                                                           ----------       ----------       ----------       ----------
OPERATING EXPENSES:
    Fuel for generation and purchased power             $      23,440    $      21,167    $      68,728    $      57,112
    Other operation and maintenance                             7,526            7,873           23,223           23,369
    Depreciation and amortization                               2,583            1,868            7,749            5,603
    Amortization of Seabrook Nuclear Unit                         424              424            1,274            1,274
    Amortization of contract buyouts                            6,530            5,229           16,987           15,608
    Taxes -
       Property and payroll                                     1,239            1,220            4,062            3,803
       State income                                              (117)             164             (679)             694
       Federal income                                              30              993             (830)           3,298
                                                           ----------       ----------       ----------       ----------
                                                        $      41,655    $      38,938    $     120,514    $     110,761
                                                           ----------       ----------       ----------       ----------
OPERATING INCOME                                        $       5,902    $       8,417    $      17,455    $      27,907
                                                           ----------       ----------       ----------       ----------
OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                              $          63    $          85    $         246    $         270
    Other, net of applicable income taxes                         227              301              770              891
                                                           ----------       ----------       ----------       ----------
                                                        $         290    $         386    $       1,016    $       1,161
                                                           ----------       ----------       ----------       ----------
INCOME BEFORE INTEREST EXPENSE                          $       6,192    $       8,803    $      18,471    $      29,068
                                                           ----------       ----------       ----------       ----------
INTEREST EXPENSE:
    Long-term debt                                      $       5,581    $       5,798    $      17,058    $      17,840
    Other                                                         924              882            2,407            2,642
    Allowance for borrowed funds used
       during construction                                       (125)            (172)            (485)            (562)
                                                           ----------       ----------       ----------       ----------
                                                        $       6,380    $       6,508    $      18,980    $      19,920
                                                           ----------       ----------       ----------       ----------
NET INCOME (LOSS)                                       $        (188)   $       2,295    $        (509)   $       9,148
DIVIDENDS ON PREFERRED STOCK                                      344              384            1,033            1,160
                                                           ----------       ----------       ----------       ----------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK              $        (532)   $       1,911    $      (1,542)   $       7,988
                                                           ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF SHARES                               7,363            7,344            7,363            7,328
                                                           ==========       ==========       ==========       ==========
EARNINGS (LOSS) PER COMMON SHARE, based on
    the weighted average number of
    shares outstanding during the period                $       (.07)    $         .26    $      (.21)     $        1.09
                                                           ==========       ==========       ==========       ==========
DIVIDENDS DECLARED PER COMMON SHARE                     $         .00    $         .18    $         .00    $         .54
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

EARNINGS
    The quarter ended September 30, 1997 resulted in a loss of $.07 per common share, compared to earnings of $.26 per common share for the quarter ended September 30, 1996. The decline in earnings is largely due to the difficulties at the Maine Yankee nuclear power plant, in which the Company has a 7% interest. In May 1997, the effort and expense associated with the attempt to restart the plant was reduced pending a closer evaluation of the appropriate options, and in August the decision was made to permanently shut down and decommission the plant. Until spending was reduced in May, the Company was bearing both its share of the costs of attempting to return the plant to service and the necessity to purchase replacement power in the interim. This burden will be easing now that the decision has been made to close the plant.

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

MAINE YANKEE - As previously reported, Maine Yankee has been shut down since December 6, 1996, and was expected to remain off-line at least until August 1997. Also as previously reported, on May 27, 1997, the Board of Directors of Maine Yankee voted to reduce maintenance-and-repair spending at the Plant and announced that Maine Yankee was considering permanent closure based on economic concerns and uncertainty about operation of the Plant; and on the same day the Maine Yankee Board indicated that it had also been exploring a sale of the Plant to PECO Energy Company ("PECO"). For a detailed discussion of the background of the current shutdown, including events leading to the Plant's being placed on the "watch list" by the Nuclear Regulatory Commission ("NRC") and other significant regulatory and operational issues, management changes, and investigations of Maine Yankee by the NRC and the United States Department of Justice, see the Company's 1996 Form 10-K, its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and its Current Report on Form 8-K dated May 27, 1997.
    On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at the Plant and begin the process of decommissioning the Plant. The formal vote followed an announcement by the Maine Yankee Board on August 1, 1997, that Maine Yankee and PECO, after two months of intensive negotiations, had been unable to arrive at "a mutually beneficial framework for agreement" on a sale of the Plant to PECO. The decision to shut down the Plant was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning the Plant.
    Prior to the shutdown vote the Company had been incurring substantial costs to support Maine Yankee's efforts to return the Plant to service as well as additional costs for replacement power. The Maine Yankee Board's decision to close the Plant should mitigate the costs the Company would otherwise incur in 1997 through a phasing down of Maine Yankee's operations and maintenance costs. The need to purchase replacement power will continue.
    Maine Yankee's most recent estimate of the total costs of decommissioning and plant closure, excluding funds already collected, is $930 million (undiscounted). The Company has recorded its 7% share, $65.1 million, less $1.1 million of its share of Maine Yankee's expenditures since September 1, 1997 as a regulatory asset and decommissioning liability at September 30, 1997. The Company expects Maine Yankee to file the revised decommissioning cost study with the FERC in the fall of 1997 as part of a rate filing reflecting the permanent shutdown of the Plant.
    In a related matter, in early September, 1997, the Maine Public
Utilities Commission (MPUC) released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994 to June 30, 1997.
    The report contained both positive and negative conclusions, the latter explaining that: Maine Yankee's decision in December, 1996 to proceed with the steps necessary to restart its nuclear generating plant at Wiscasset, Maine, was "imprudent"; that Maine Yankee's May 27, 1997, decision to reduce restart expenses while exploring a possible sale of the plant was "inappropriate," based on the consultant's finding that a more objective and comprehensive competitive analysis at the time "might have indicated a benefit for restarting" the plant; and that those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the prudence of the Maine Yankee shutdown decision and of the operation of Maine Yankee prior to the shutdown, and announced that it had directed its consultant to extend its review to include those areas. The Company does not know how the MPUC plans to use the consultant's report or any negative conclusions of its investigation.

RATE RELIEF - As previously reported, on April 1, 1997, the Company filed with the MPUC a Petition for Temporary Rates to increase its rates to allow for a $10 million increase in annual revenues, and requested that the change take effect on June 1, 1997. The Company asked that the temporary rate change be allowed to remain in effect until final disposition of the Company's pending request for permanent rate changes expected in early 1998.
    On June 26, 1997, the MPUC issued an order authorizing the Company to change rates to increase its annual revenues by approximately $5.1 million effective July 1, 1997. In doing so, however, the MPUC also required the Company to accelerate the amortization of the deferred regulatory asset associated with the 1993 buyout of one of its high-priced non-utility generator contracts. As a result, the rate increase is not expected to have any net impact on earnings but will result in increased cash flow. The MPUC authorized the Company to apply the rate increase only to "core" customers and not to those customers who purchase pursuant to special rate contracts or under rates designed to be competitive with energy alternatives.
    As reported previously, the Company filed a request with the MPUC on May 9, 1997 for permanent base rate relief. The original request called for two step increase in rates designed to increase revenues on an annual basis by $5.0 million upon completion of the case and by $4.5 million effective January 1, 1999. The Company also proposed a "Maine Yankee Adjustment Mechanism" whereby the Company would be allowed to defer costs related to the Maine Yankee nuclear power plant for future collection in rates. By letter dated July 2, 1997, the Company informed the MPUC of its intent to revise its request to eliminate the two step nature of the proposal, to eliminate the proposed Maine Yankee adjustment mechanism and to revise its overall request upward to a one-time change in rates designed to increase revenues on an annual basis by $20.6 million upon completion of the case. This request, if granted by the MPUC, would increase rates to most customers by approximately 15.6% over 1996 levels. Customers receiving reduced rates for competitive reasons would not be affected by the proposed increase. In response to this notification, the Commission required the Company to file supplemental testimony in support of its revised request, to provide additional customer notice, and to provide additional procedural opportunities to review and respond to the request to parties participating in the administrative review of the request. The Company complied with all of these additional requirements, and in September 1997 the Company filed rebuttal testimony with the MPUC, in which the requested rate increase was revised to $22.1 million. Management cannot predict the level of base rate increase which will be obtained in these proceedings.

MONETIZATION OF POWER SALE CONTRACT - The Company has been negotiating with interested parties the monetization of a power sale contract with UNITIL Power Corp. ("UNITIL"), a New Hampshire based electric utility. The Company currently provides power to UNITIL at significantly above-market rates, with the contract term ending in the year 2003. Based upon current projections of wholesale electricity markets, it is expected that the rates charged under the UNITIL contract will remain at above-market levels for the remainder of the contract term. Therefore, the assignment of the Company's rights under the contract has a positive present cash value. The Company is currently proceeding to complete a transaction with a financial institution pursuant to a letter of intent that would provide a loan of approximately $25 million in net proceeds secured by the value of the UNITIL contract. As discussed below, the proceeds of such a transaction could be used to finance a portion of the contract restructuring with Penobscot Energy Recovery Company ("PERC") and to resolve outstanding financial covenant issues under the Company's Bank Credit Agreement. The Company cannot predict whether the proposed monetization of the contract will in fact occur.

PENOBSCOT ENERGY RECOVERY COMPANY - As previously reported, the Company has been working to restructure a power purchase contract with PERC, its last remaining high-priced non-utility generator contract that offers a potential for substantial savings. PERC owns a waste-to-energy facility in Orrington, Maine that provides solid waste disposal services to many communities in central, eastern and northern Maine. The contract requires the Company to purchase the electricity output of the plant until 2018 at a price that is presently above the cost of alternative sources of power, and, in the Company's opinion, is likely to remain so. The Company has been working with PERC and the affected municipalities at a restructuring of the power contract that would result in substantial savings for the Company and would continue to allow PERC to meet the solid waste disposal needs of Maine communities.
In the 1996 Form 10-K, the Company discussed what appeared at that time to be the outline of a satisfactory arrangement to all interested parties for the restructuring of the PERC contract. Since that time, the Company has continued to negotiate with PERC and the affected municipalities and has modified and refined the terms previously discussed somewhat to take into account further concerns raised by the municipalities. The Company has now reached an agreement with PERC and a committee representing the municipalities that includes the following major components:
    1. The Company would make an initial payment to PERC of $6 million and installment payments through 2001 totalling an additional $4 million. These funds would be retained by PERC to meet operation and debt reserve requirements of the PERC plant.
    2. As of May 31, 1997, the PERC plant was financed in part by tax exempt municipal revenue bonds in the principal amount of $50.3 million payable pursuant to a sinking fund schedule and finally maturing in 2004. Sinking fund payments of $1.2 million are required on August 1 and November 1 of 1997. The credit on those bonds is enhanced by letters of credit issued by a group of banks. Those bonds would be restructured to extend the maturity date to 20 years from the date of closing. The bonds would continue to be tax exempt and their credit would be enhanced by the moral obligation of the State of Maine under the auspices of the Finance Authority of Maine ("FAME") pursuant to the State of Maine's Electric Rate Stabilization Program. The extended maturity of low cost bonds would, therefore, provide savings to be shared by the parties.
    3. The Company would continue to purchase power at the rates established under the existing PERC contract. Payments would be made to a trust from which disbursements would be made according to the following priorities:
    a.  debt service and expense, including all principal and interest;
    b.  trustee and bond related fees and expenses;
    c.  all operating and maintenance expenses of the PERC plant;
    d. operating and management fees paid to the PERC partners pursuant to a partnership operating agreement;
    e. payment to the PERC owners of any savings in interest expense resulting from the prepayment of bonds; and
    f. except for cash reserve requirements, all remaining cash would be distributed 1/3 to the Company, 1/3 to the PERC owners and 1/3 to the participating municipalities.
    4. The Company would issue warrants for the purchase of two million shares of its common stock, one million each to the PERC owners and the participating municipalities. The warrants would be exercisable within ten years of their issuance and would entitle the holder to purchase common stock for $7 per share (subject to adjustment under certain circumstances). No warrants may be exercised within the first nine months after their issuance, and they would become exercisable in 500,000 share blocks following the expiration of nine months, 21 months, 33 months and 45 months from the closing date. Upon exercise, the Company would have the option, instead of providing common stock, to pay cash equal to the difference between the then market price of the stock and the exercise price of $7 per share times the number of shares as to which exercise is made.
    5. The municipalities would extend their waste disposal contracts through 2017 and waive their existing rights to an early termination or the buyout of PERC.
    There are a number of events upon which the proposed transaction is contingent, including approval by the affected municipalities, the rendering of an opinion by bond counsel that the PERC bonds will remain tax-exempt and the financing of necessary cash payments by the Company.
    Depending in part on the ultimate cost of the warrants to the Company, it is projected that the restructured PERC contract will result in net cost savings with a present value of $30-40 million over the remaining life of the contract. That projection is based upon a number of assumptions about future events and the markets for electricity.

BANK CREDIT AGREEMENT - The Company's credit agreement with its lending banks contains a number of covenants keyed to the Company's financial condition and performance. One such covenant requires the Company to maintain a consolidated fixed charge ratio of 1.5 to 1.0 (defined as the ratio of the sum of the Company s net income, income tax expense and interest expense to the Company s interest expense, subject to a few minor adjustments) and is measured quarterly for the prior four quarters. After the first quarter of 1997, the Company was not in compliance with the fixed charge ratio covenant. The Company obtained temporary waivers of the noncompliance through June 6, 1997.
    On June 6, 1997 the Company and the lending banks amended the credit agreement. Under the amendment, compliance with the fixed charge ratio covenant was permanently waived for the four quarters ending March 31, 1997 and June 30, 1997. The Company was also out of compliance with the fixed charge ratio covenant for the four quarters ending September 30, 1997 and received temporary waivers of this violation until November 21, 1997.
    The Company has agreed in principle with the lending banks on a new amendment to the credit agreement which is expected to be executed before the expiration of the temporary waiver. The amendment contemplates that the Company will monetize the UNITIL contract as discussed above before January 15, 1998 in an amount that generates net proceeds of at least $25 million. Under the amendment, the Company would be permitted to proceed with the restructuring of its power purchase contract with PERC and to use $6 million of the proceeds of a monetization of the UNITIL contract to complete the PERC transaction, with the remainder of the proceeds to be used to reduce permanently the borrowing capacity of the existing revolving credit facility. On or before December 31, 1998, the Company must reduce permanently the borrowing capacity under the revolving credit facility by that additional $6 million.
    The amendment will also establish new financial covenant levels that appear reasonably to be achievable under the Company's current financial forecasts. Although the Company will have no obligation to the lending banks to pursue the UNITIL contract monetization, the effectiveness of the new financial covenants will be contingent upon the completion of the UNITIL transaction on or before January 15, 1998. It is not certain at this time whether the Company will be able, or will choose, to monetize the UNITIL contract within the required time frame. For example, monetization of the UNITIL contract may not be in the Company's best interests if the PERC contract restructuring does not proceed. If the monetization is not completed by January 15, 1998, the existing financial covenant levels will remain in place, and it is likely that the Company would be in violation of one or more of them if they are not otherwise renegotiated.
    There are a number of important variables affecting the Company's future financial performance and cash flow including the outcome of the pending rate case before the MPUC, the continuing costs associated with the Maine Yankee nuclear power plant and the cost to the Company of purchasing power to meet its customers' needs. It is possible that even after the establishment of new financial covenants, the Company will violate one or more of them in the future and that its ability to borrow money under its existing lending relationships will be affected. In addition, it is possible that the Company's future cash needs will exceed the borrowing capacity under the revolving credit facility after the reductions described above, and accordingly, the Company will be required to find new sources of financing. The Company is in the process of exploring the availability of such alternative or additional sources of financing.

BANGOR GAS JOINT VENTURE - The Company and Energy Pacific have agreed to form a joint-venture company that will seek approval from the MPUC to build, own and operate a natural gas distribution system to serve the greater Bangor area. The two partners have formed Bangor Gas Company, LLC which, pending the necessary approvals from the MPUC, will provide gas service to residential, commercial and industrial customers in the greater Bangor area.
    Los Angeles-based Energy Pacific is a joint-venture of Pacific Enterprises and Enova Corporation which are in the process of a corporate merger. Pacific Enterprises is the parent company of Southern California Gas Co., the nation's largest natural gas distribution company. Enova is the parent of San Diego Gas and Electric. Together, the two companies provide natural gas to approximately six million customers in California. Pacific Enterprises and the Company worked together in a partnership to develop the West Enfield Hydro Project in 1986.
    Company officials estimate the cost to build and implement the new
Bangor Gas system to be approximately $40 million.
    Gas service to Maine will be made economically feasible for the first time by the Maritimes and Northeast Pipeline Project, slated for completion in mid-1999. The new pipeline will extend from the Sable Offshore Energy Project near Sable Island, Nova Scotia through the State of Maine and interconnecting with the Tennessee Gas Pipeline in Dracut, Massachusetts. The route, as proposed, comes through the city of Brewer, providing an opportunity for residences in the greater Bangor marketplace.
    Consumers currently use fuel oil, electricity and propane to meet their energy needs. Market research indicates that nearly 50 percent of residential customers would have a strong interest in converting to natural gas if prices are lower than other fuels, as would 47 percent of small commercial/industrial customers and 70 percent of large commercial/industrial customers. Research also indicates that natural gas prices are competitive with alternative fuel prices in the Bangor market.

SUSPENSION OF COMMON DIVIDEND PAYMENT - In March 1997, the Company's Board of Directors decided not to declare its regular quarterly dividend on the Company's common stock because of current financial pressures, primarily caused by the ongoing difficulties at the Maine Yankee nuclear generating plant. The suspension of the common dividend remained in effect for the second and third quarters of 1997.

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

REVENUES
    Electric operating revenue increased by $202,000 in the third quarter of 1997 due principally to the impact of the 3.8% temporary rate increase effective on July 1, 1997 and a 5.5% (23.8 million) increase kilowatt hour
(KWH) sales (excluding off-system sales) in the 1997 quarter, offset by a $1.7 million reduction in off-system sales and a $614,000 reduction in revenue in the 1997 quarter related to the previously discussed revenue sharing arrangement with the Company's largest industrial customer. Of the KWH sales increase of 23.8 million KWH's, 16.3 million in KWH sales were applicable to one large power special contract customer, who contributes a
relatively low profit margin to the Company.    Much of the other increased
sales in the 1997 quarter can also be attributed to greater usage by other special contract large power customers. Sales to non-special contract customers in the third quarter of 1997 were essentially flat due to the continued sluggish economy.

EXPENSES
    Fuel for generation and purchased power expense increased principally due to the previously mentioned shutdown of Maine Yankee and the increase in its operating and maintenance expenditures. In the third quarter of 1997 the Company incurred approximately $3.0 million in incremental Maine Yankee replacement power costs, as compared to $1.5 million in the third quarter of 1996. Maine Yankee was non-operational for a part of the 1996 quarter due to a voluntary shutdown. The Company has also borne a greater level of Maine Yankee operating costs, which increased by approximately $600,000 in 1997, as compared to the 1996 quarter. The third quarter 1997 expense included
$490,000 related to an early retirement plan at Maine Yankee.   Also
affecting the increased expense in the 1997 quarter was the previously discussed increase in KWH sales, as well as an overall increase in the price of purchased power in 1997 as compared to 1996. Offsetting these increases was the $1.7 million reduction in off-system sales in the 1997 quarter.
    Other operation and maintenance (O&M) expense decreased by $347,000 in the third quarter of 1997, due principally to a $150,000 decrease in bad debt expense 1997 quarter, a $102,000 decrease in advertising expenses incurred by the Company's advertising agency, and a $96,000 decrease in postretirement medical costs in the 1997 quarter as compared to 1996. O&M payroll expense increased by $193,000 due principally to a 2.5% union wage rate increase effective January 1, 1997, various wage rate increases to nonunion personnel, and lower levels of payroll being charged to the Company's capital program in the third quarter of 1997.
    The $715,000 increase in depreciation and amortization expense was due principally to the ending of the amortization of the overaccumulated depreciation reserve in 1996 (See the 1996 Form 10-K for a more complete discussion). This amortization resulted in a $438,000 reduction in depreciation expense in the third quarter of 1996. Also increasing depreciation and amortization expense in the 1997 quarter were anticipated 1997 property additions, including the effect of the implementation of three large information system projects.
    Amortization of contract buyouts increased by $1.3 million in the 1997 quarter as compared to 1996. With the July 1, 1997 temporary rate increase, the MPUC required the Company to accelerate the amortization of the deferred regulatory asset associated with the 1993 buyout of one of its high-priced non-utility generator contracts.
    The increase in property and other taxes in the third quarter of 1997 was due principally to greater property taxes, which was a result of increased property levels and property tax rates.
    The decrease in income taxes was primarily a function of an operating loss in the third quarter of 1997 as compared to earnings in the 1996 quarter. Income tax expense in the 1997 quarter was reduced by $184,000 in investment tax credits recorded in 1996 for financial reporting purposes, which were subsequently unable to be utilized when the 1996 federal income tax return was filed in the third quarter of 1997.
    The decrease in income associated with allowance for funds used during construction (AFUDC) was principally a function of lower levels of construction work in progress in the 1997 quarter.
    Long-term debt interest expense decreased $217,000 in the third quarter of 1997 as compared to 1996 due to $12 million and $1 million principal repayments on the Company's $60 million medium term notes in June 1997 and September 1997, respectively, as well as sinking fund payments on the Company's 12.25% first mortgage bonds.
    Other interest expense, which is composed principally of interest expense on short term borrowings, increased by $42,000 due a higher weighted average short-term debt interest rate in the 1997 quarter, offset by a $1.7 million reduction in weighted average short-term borrowings outstanding in the third quarter of 1997.

NINE MONTHS OF 1997 AS COMPARED TO THE NINE MONTHS OF 1996
EARNINGS
    The nine months ended September 30, 1997 resulted in a loss of $.21 per common share, compared to earnings of $1.09 per common share for the 1996 period. As discussed previously, the decline in 1997 earnings compared to 1996 is attributable largely to Maine Yankee. In the 1997 period the Company incurred approximately $9.3 million in incremental Maine Yankee replacement power costs, as compared to $2.7 million in 1996. The Company's share of Maine Yankee operating costs increased by approximately $2.6 million in 1997, as compared to 1996. The decrease in earnings in 1997 as compared to 1996 has also been impacted by the ending of the amortization of the overaccumulated depreciation reserve in 1996, which was a $1.3 million benefit in the 1996 period.
    Earnings in the 1997 period were positively affected by three transactions that were nonrecurring in nature. The Company recorded $335,000 in revenues from the sale of air emission allowances to a coal fired generating facility, and $350,000 in revenue was recognized under a shared savings distribution agreement with another utility. Also, the Company recorded a $204,000 state income tax benefit as the result of an IRS examination of the Company's 1994 federal income tax return. Without the impact of these one-time events benefitting earnings, the Company would have incurred a $.29 loss per common share in the 1997 period.

REVENUES
    Electric operating revenue for the 1997 period decreased by $699,000 as compared to 1996. There was a $2.9 million decrease in off-system sales in 1997, and revenue sharing from the Company's largest industrial customer decreased by $2.5 million in 1997. While there was an overall 3.84% increase in total KWH sales (excluding off-system sales) in 1997 over 1996, associated revenues increased by only 3.29% due to the effect of adjusting prices downward to some customers in order to retain sales that would otherwise be lost to competitive pressures, offset by the impact of the 3.8% rate increase on July 1, 1997. Of the 3.84% total increase in KWH sales in 1997, approximately 78% are related to the largest special contract customers. Positively impacting revenues in 1997 were the sale of air emission allowances and revenue associated with the shared distribution savings with another utility mentioned above.

EXPENSES
    The increase in fuel and purchased power expense in 1997, as compared to 1996, is due principally to reasons previously discussed in this document. Also, the Company realized greater benefits under its fuel hedge program in 1996 as compared to 1997, due principally to actual fuel and purchased power costs in 1997 not tracking favorably against the index utilized to derive the fuel hedge results. In 1996 the Company achieved more favorable results under the fuel hedge program.
    The $146,000 decrease in other O&M expense in the 1997 period was due to the previously mentioned reasons. The decreases were offset to some extent by recording a $216,000 adjustment for obligations due under a demand-side management contract.
    The increases in depreciation and amortization, amortization of contract buyouts, and property and other taxes in the 1997 period as compared to 1996 were due to the previously mentioned reasons.
    The decrease in income tax expense in the 1997 period was due to the previously discussed reasons. Income tax expense in the 1996 period was reduced by $431,000 in investment tax credits recorded in connection with an Internal Revenue Service (IRS) examination of the 1993 and 1994 tax years.
    The decreases in AFUDC and long-term debt and other interest expense in the 1997 period were also due principally to reasons previously discussed.
    The decrease in Other income, net was due primarily to the write-off of start-up costs associated with non-core business ventures by the Company in 1997.

LIQUIDITY AND CAPITAL RESOURCES
    The Consolidated Statements of Cash Flows reflect events in the first nine months of 1997 and 1996 as they affect the Company's liquidity. Net cash provided by operations decreased by $1.7 million in the 1997 period due principally to the incremental costs incurred to replace the Company's share of Maine Yankee's output, additional Maine Yankee operating costs and $2.7 million in costs associated with the refueling outage at the Plant. The Company's cash flows were improved with the $5.1 million temporary rate increase effective July 1, 1997, and further enhancements are anticipated with the results of the Company's general rate increase proceedings with the MPUC. Positively impacting cash flows in the 1997 period was the payment of $360,000 in income taxes, as compared to $2.3 million in income tax payments in 1996. The Company made approximately $2.0 million less in interest payments in the 1997 period as compared to 1996. Also enhancing cash flows from operations in 1997 was an improvement in accounts receivable collections. In the third quarter of the 1997, the Company received $2.6 million from a large customer, who prepaid its electric usage for a one year period. Finally, in the 1996 period, the Company expended $1.7 million to terminate a demand-side management contract.
    Dividends paid on common stock were lower in 1997 due to the suspension of the common dividend at the end of the first quarter of 1997. The reduction in preferred dividends paid resulted from $3 million in sinking fund payments made on the Company's 8.76% mandatory redeemable preferred stock in 1996.
    The Company, in each period, made sinking fund payments on its 12.25% first mortgage bonds, as well as making $12 million in principal payments on its Medium Term Notes. The Company also made a $1 million principal payment on the Medium Term Notes on September 30, 1997. As discussed in more detail in the footnotes to the consolidated financial statements contained in the 1996 Form 10-K, the Company in the first quarter of 1996 made a $115,000 payment to the 8.76% preferred stockholder related to a "make whole provision" under the preferred stock agreement.
    In 1997 the Company amended its Dividend Reinvestment and Common Stock Purchase Plan (the Plan) to allow for the option of purchasing shares either in the open market or from newly issued shares sold by the Company. The Company anticipates that for the foreseeable future common stock will be purchased in the open market. In 1996, under the Plan, the Company realized a common stock investment of $504,000 through the issuance of 45,593 new common shares.
    For a discussion of the status of the Company's Credit Agreement with its lending banks, see "Bank Credit Agreement" above.
    For additional discussion of liquidity and capital resources, see the Company's 1996 Form 10-K.

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


              BANGOR HYDRO-ELECTRIC COMPANY
               CONSOLIDATED BALANCE SHEETS
                      000's Omitted
                       (Unaudited)

                          ASSETS                            Sept.30,   Dec. 31,
                                                              1997       1996
                                                           ---------  ---------
INVESTMENT IN UTILITY PLANT:
    Electric plant in service, at original cost           $  336,909 $  317,833
    Less - Accumulated depreciation and amortization          94,544     87,736
                                                           ---------  ---------
                                                          $  242,365 $  230,097

    Construction work in progress                             12,271     18,554
                                                           ---------  ---------
                                                          $  254,636 $  248,651
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company                  $    5,388 $    5,014
       Maine Electric Power Company, Inc.                        236        125
                                                           ---------  ---------
                                                          $  260,260 $  253,790
                                                           ---------  ---------
OTHER INVESTMENTS, principally at cost                    $    5,065 $    4,813
                                                           ---------  ---------
FUNDS HELD BY TRUSTEE, at cost                            $   21,537 $   21,199
                                                           ---------  ---------
CURRENT ASSETS:
    Cash and cash equivalents                             $    1,078 $    1,274
    Accounts receivable, net of reserve                       16,381     20,691
    Unbilled revenue receivable                                8,975      9,230
    Inventories, at average cost:
       Material and supplies                                   2,942      2,994
       Fuel oil                                                  233        303
    Prepaid expenses                                             387      1,672
    Deferred Maine Yankee refueling costs                      2,573        896
                                                           ---------  ---------
       Total current assets                               $   32,569 $   37,060
                                                           ---------  ---------
DEFERRED CHARGES:
    Investment in Seabrook Nuclear Project, net of
       accumulated amortization of $28,049 in 1997
       and $26,775 in 1996                                $   30,793 $   32,067
    Costs to terminate purchased power contracts,
       net of accumulated amortization of $53,385
       in 1997 and $36,398 in 1996                           153,865    171,703
    Maine Yankee decommissioning costs                        63,961         -
    Deferred regulatory assets                                30,000     29,498
    Demand-side management costs                               1,937      2,632
    Other                                                      3,183      3,867
                                                           ---------  ---------
      Total deferred charges                              $  283,739 $  239,767
                                                           ---------  ---------
         Total assets                                     $  603,170 $  556,629
                                                           =========  =========

See notes to the consolidated financial statements.





              BANGOR HYDRO-ELECTRIC COMPANY
               CONSOLIDATED BALANCE SHEETS
                      000's Omitted
                       (Unaudited)

                                                            Sept.30,   Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES                  1997       1996
                                                           ---------  ---------

CAPITALIZATION:
    Common stock investment                               $  106,779 $  108,321
    Preferred stock                                            4,734      4,734
    Preferred stock subject to mandatory redemption,
      exclusive of current sinking fund requirements          10,716     12,265
    Long-term debt, net of current portion                   244,643    272,627
                                                           ---------  ---------
         Total capitalization                             $  366,872 $  397,947
                                                           ---------  ---------
CURRENT LIABILITIES:
    Notes payable - banks                                 $   33,000 $   32,500
                                                           ---------  ---------

    Other current liabilities -
      Current portion of long-term debt and sinking
        fund requirements on preferred stock              $   30,172 $   15,447
      Accounts payable                                        10,986     13,433
      Dividends payable                                          329      1,687
      Accrued interest                                         4,897      3,719
      Customers' deposits                                        306        360
      Deferred revenue                                         2,712      1,008
                                                           ---------  ---------
         Total other current liabilities                  $   49,402 $   35,654
                                                           ---------  ---------
         Total current liabilities                        $   82,402 $   68,154
                                                           ---------  ---------

DEFERRED CREDITS AND RESERVES:
    Deferred income taxes - Seabrook                      $   15,987 $   16,651
    Other accumulated deferred income taxes                   55,543     54,806
    Maine Yankee decommissioning liability                    63,961         -
    Deferred regulatory liability                              7,736      8,446
    Unamortized investment tax credits                         2,018      2,179
    Accrued pension                                              605        640
    Other                                                      8,046      7,806
                                                           ---------  ---------
      Total deferred credits and reserves                 $  153,896 $   90,528
                                                           ---------  ---------
        Total Stockholders' Investment and Liabilities    $  603,170 $  556,629
                                                           =========  =========

See notes to the consolidated financial statements.



                       BANGOR HYDRO-ELECTRIC COMPANY
                 CONSOLIDATED STATEMENTS OF CAPITALIZATION
                               000's Omitted
                                (Unaudited)

                                                                              Sept. 30,    Dec. 31,
                                                                                 1997         1996
                                                                              --------     --------
COMMON STOCK INVESTMENT
    Common stock, par value $5 per share-                                   $    36,817  $    36,817
       Authorized -- 10,000,000 shares
       Outstanding -- 7,363,424 shares in 1997 and 1996
    Amounts paid in excess of par value                                          56,970       56,969
    Retained earnings                                                            12,992       14,535
                                                                               --------     --------
            Total common stock investment                                   $   106,779  $   108,321
                                                                               --------     --------
PREFERRED STOCK-Non participating, cumulative-
    Par value $100 per share, authorized 600,000 shares
       Not redeemable or redeemable solely at the option of the issuer-
          7%,  Noncallable, 25,000 shares, authorized and outstanding       $     2,500  $     2,500
          4.25%, Callable at $100, 4,840 shares, authorized and outstanding         484          484
          4%, Series A, Callable at $110, 17,500 shares, authorized
              and outstanding                                                     1,750        1,750
                                                                               --------     --------
                                                                            $     4,734  $     4,734
                                                                               --------     --------
       8.76%, Subject to mandatory redemption requirements-
          Callable at 104.38% if called on or prior to December 27, 1997,
             150,000 shares authorized and 120,000 shares outstanding
                  in 1997 and 1996                                          $    12,310  $    12,265
                Less: Sinking fund requirements                                   1,594        1,594
                                                                               --------     --------
                                                                            $    10,716  $    10,671
                                                                               --------     --------
LONG-TERM DEBT
   First Mortgage Bonds-
         6.75%   Series due 1998                                            $     2,500  $     2,500
        10.25%   Series due 2019                                                 15,000       15,000
        10.25%   Series due 2020                                                 30,000       30,000
         8.98%   Series due 2022                                                 20,000       20,000
         7.38%   Series due 2002                                                 20,000       20,000
         7.30%   Series due 2003                                                 15,000       15,000
        12.25%   Series due 2001                                                  5,521        7,375
                                                                               --------     --------
                                                                            $   108,021  $   109,875
          Less: Current maturity and sinking fund requirements                    4,278        1,854
                                                                               --------     --------
             Total first mortgage bonds                                     $   103,743  $   108,021
                                                                               --------     --------
   Variable rate demand pollution control revenue bonds
         Series 1983 due 2009                                               $     4,200  $     4,200
                                                                               --------     --------
   Other Long-Term Debt-
        Finance Authority of Maine - Taxable Electric Rate
         Stabilization Revenue Notes, 7.03% Series 1995A, due 2005          $   126,000  $   126,000
        Medium Term Notes, Variable interest rate- LIBO Rate plus 2%,
          due 2000                                                               35,000       48,000
                                                                               --------     --------
                                                                            $   161,000  $   174,000

          Less:  Current portion of long-term debt                               24,300       12,000
                                                                               --------     --------
                                                                            $   136,700  $   162,000
                                                                               --------     --------
             Total long-term debt                                           $   244,643  $   274,221
                                                                               --------     --------
     Total Capitalization                                                   $   366,872  $   397,947
                                                                               ========     ========
See notes to the consolidated financial statements.


                       BANGOR HYDRO-ELECTRIC COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                               000's Omitted
                                (Unaudited)
                                                                                  1997           1996
                                                                               ---------      ---------
Cash Flows From Operations:
  Net income (loss)                                                          $       (509) $       9,148
    Adjustments to reconcile net income (loss) to net cash
      provided by(used in) operations:
        Depreciation and amortization                                               7,749          5,603
        Amortization of Seabrook Nuclear Project                                    1,274          1,274
        Amortization of contract buyouts                                           16,987         15,608
        Payment received related to contract buyout                                 1,000          1,000
        Other amortizations                                                         1,255          1,145
        Allowance for equity funds used during construction                          (246)          (270)
        Cost to terminate demand-side management contract                              -          (1,703)
        Deferred income tax provision and investment tax credits                   (1,562)         3,307
    Changes in assets and liabilities:
        Deferred fuel revenue and Maine Yankee                                     (2,433)           386
          refueling costs
        Accounts receivable, net and unbilled revenue                               4,565         (1,036)
        Accounts payable                                                           (2,447)          (735)
        Accrued interest                                                            1,178            161
        Current and deferred income taxes                                             210         (1,026)
        Accrued postretirement benefit costs                                          455          1,046
        Deferred revenue                                                            2,460             -
        Other current assets and liabilities, net                                   1,353            121
        Other, net                                                                   (972)        (2,001)
                                                                               ----------     ----------
Net Cash Provided By Operations                                              $     30,317  $      32,028
                                                                               ----------     ----------
Cash Flows From Investing:
  Construction expenditures                                                  $    (13,330) $     (13,054)
  Allowance for borrowed funds used during construction                              (485)          (562)
                                                                               ----------     ----------
Net Cash Used In Investing                                                   $    (13,815) $     (13,616)
                                                                               ----------     ----------
Cash Flows From Financing:
  Dividends on preferred stock                                               $     (1,020) $      (1,119)
  Dividends on common stock                                                        (1,325)        (3,950)
  Payments on long-term debt                                                      (14,853)       (13,646)
  Payments on mandatory redeemable preferred stock                                     -          (1,615)
  Issuances:
    Common stock
      Dividend reinvestment plan (45,593 shares in 1996)                               -             504
    Short-term debt, net                                                              500          1,500
                                                                               ----------     ----------
Net Cash Used In Financing                                                   $    (16,698) $     (18,326)
                                                                               ----------     ----------
Net Change in Cash and Cash Equivalents                                      $       (196) $          86
Cash and Cash Equivalents at Beginning of Period                                    1,274          1,424
                                                                               ----------     ----------
Cash and Cash Equivalents at End of Period                                   $      1,078  $       1,510
                                                                               ==========     ==========
Cash Paid During the Nine Months For:
     Interest (Net of Amount Capitalized)                                    $     17,119  $      19,112
     Income Taxes                                                                     360          2,348
                                                                               ==========     ==========
See notes to consolidated financial statements.

                BANGOR HYDRO-ELECTRIC COMPANY
         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                      000's Omitted
                       (Unaudited)



                                              1997                 1996
                                          ----------           ----------

BALANCE AT JANUARY 1                   $      14,535     $         10,073

ADD - NET INCOME (LOSS)                         (509)               9,148
                                          ----------           ----------
                                       $      14,026     $         19,221
                                          ----------           ----------
DEDUCT:

  Dividends -
    Preferred stock                    $         988     $          1,086
    Common stock                                  -                 3,959
    Other                                         46                   74
                                          ----------           ----------
                                       $       1,034     $          5,119
                                          ----------           ----------

BALANCE AT SEPTEMBER 30                $      12,992     $         14,102
                                          ==========           ==========




See notes to the consolidated financial statements.






                        BANGOR HYDRO-ELECTRIC COMPANY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1997
                                 (UNAUDITED)


(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:
     ---------------------------------------------

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro- Electric Company, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and the notes thereto and all other information included in the 1996 Form 10-K.
     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 1997 and the results of operations and cash flows for the periods ended September 30, 1997 and 1996.
     The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 1996 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.

(2)  INCOME TAXES:
     ------------
     The following table reconciles a provision calculated by multi- plying income before federal income taxes by the statutory federal income tax rate to the above provisions for federal income taxes:

                                        NINE MONTHS ENDED SEPT. 30,
                                        --------------------------
                                           1997          1996
                                           ----          ----
                                         Amount   %     Amount    %
                                        -------- ---   --------  ---
                                           (Dollars in Thousands)
Federal income tax provision
     at statutory rate                  $ (505)  34     $4,695   34
Plus (Less)permanent reductions
     in tax expense resulting
     from statutory exclusions
     from taxable income                   104    7         (6)   -
                                         -----  ---     ------  ---
Federal income tax provision before
     effect of temporary differences
     and investment tax credits         $ (401)  27     $4,689   34
Plus (Less) temporary differences that
     that are flowed through for rate-
     making and accounting purposes         26    4       (234)  (2)
(Less) utilization and amortization
     of investment tax credits             (43)  (3)      (637)  (4)
                                         -----  ---     ------  ---
Federal income tax provision             $(418)  28     $3,818   28
                                         =====  ===     ======  ===


3)  INVESTMENT IN JOINTLY OWNED FACILITIES:
    --------------------------------------
   Condensed financial information for Maine Yankee Atomic Power Company ("Maine Yankee"), Maine Electric Power Company, Inc. ("MEPCO"), Bangor-Pacific Hydro Associates ("BPHA") and Chester SVC Partnership ("Chester") is as follows:


                                  MAINE YANKEE          MEPCO
                                -----------------  --------------
                                     (Dollars in Thousands)
                                       (Unaudited)
                                Operations for Nine Months Ended
                               ----------------------------------
                               Sept.30,  Sept.30, Sept.30, Sept.30,
                                 1997     1996     1997     1996
OPERATIONS:                    -------  --------  -------  -------
  As reported by investee-
   Operating revenues         $198,716  $132,412  $23,838  $44,752
                              ========  ========  =======  =======
  Earnings applicable to
    common stock              $  5,455  $  4,986  $ 1,004  $   165
                              ========  ========  =======  =======
 Company's reported equity-
   Equity in net income       $    382  $    349  $   143  $    23
    (Deduct)-Effect of
      adjusting Company's
       estimate to actual           (1)       (2)     (21)     (12)
                              --------  --------  -------  -------
  Amounts reported by Company $    381  $    347  $   122  $    11
                              ========  ========  =======  =======


                                MAINE YANKEE          MEPCO
                              ---------------    -----------------
                                 (Dollars in Thousands)
                                         (Unaudited)
                                     Financial Position at
                               -----------------------------------
                              Sept.30,  Dec. 31,  Sept.30, Dec. 31,
                                1997      1996      1997     1996
FINANCIAL POSITION:           --------  --------  -------  -------
As reported by investee-
  Total assets                $700,356  $602,061  $ 4,197  $10,727
  Less-
   Preferred stock              17,400    18,000        -        -
   Long-term debt              148,665   103,332      470      620
   Other liabilities and
     deferred credits          457,499   409,392    1,407    9,110
                              --------  --------  -------  -------
  Net assets                  $ 76,792  $ 71,337  $ 2,320  $   997
                              ========  ========  =======  =======
Company's reported equity-
  Equity in net assets        $  5,375  $  4,994  $   329  $   142
   (Deduct) Add - Effect
   of adjusting Company's
   estimate to actual               13        20      (93)     (17)
                              --------  --------  -------  -------
  Amounts reported by Company $  5,388  $  5,014  $   236  $   125
                              ========  ========  =======  =======





                                   BPHA              Chester
                             -----------------   -----------------
                                    (Dollars in Thousands)
                                         (Unaudited)

                            Operations for Nine Months Ended
                             -------------------------------------
                             Sept.30,  Sept.30,   Sept.30, Sept.30,
                               1997      1996       1997     1996
                             -------   -------   --------  -------
OPERATIONS:
As reported by investee-
 Operating revenues          $ 5,506   $ 6,289   $ 3,442   $ 3,595
                             =======   =======   =======   =======
 Net Income                  $ 1,639   $ 2,368   $     -   $     -
                             =======   =======   =======   =======
Company's reported equity
 in net income               $   820   $ 1,184   $     -   $     -
                             =======   =======   =======   =======


                                     Financial Position at
                            --------------------------------------
                            Sept. 30,  Dec. 31, Sept. 30,  Dec. 31,
                              1997      1996      1997      1996
                            --------  --------  --------  --------
FINANCIAL POSITION:
As reported by investee-
  Total assets               $39,146   $39,864   $27,859   $28,898
  Less-
   Long-term debt             29,025    30,600    26,133    27,021
   Other liabilities           2,377     2,359     1,726     1,877
                             -------   -------   -------   -------
  Net assets                 $ 7,744   $ 6,905   $     -   $     -
                             =======   =======   =======   =======
Company's reported equity
  in net assets              $ 3,872   $ 3,453   $     -   $     -
                             =======   =======   =======   =======


4.  MONETIZATION OF POWER SALE CONTRACT:
    -----------------------------------
               The Company has been negotiating with interested parties the monetization of a power sale contract with UNITIL Power Corp. ("UNITIL"), a New Hampshire based electric utility. The Company currently provides power to UNITIL at significantly above-market rates, with the contract term ending in the year 2003. Based upon current projections of wholesale electricity markets, it is expected that the rates charged under the UNITIL contract will remain at above-market levels for the remainder of the contract term. Therefore, the assignment of the Company's rights under the contract has a positive present cash value. The Company is currently proceeding to complete a transaction with a financial institution pursuant to a letter of intent that would provide a loan of approximately $25 million in net proceeds secured by the value of the UNITIL contract. As discussed below, the proceeds of such a transaction could be used to finance a portion of the contract restructuring with Penobscot Energy Recovery Company ("PERC") and to resolve outstanding financial covenant issues under the Company's Bank Credit Agreement. The Company cannot predict whether the proposed monetization of the contract will in fact occur.

5. PENOBSCOT ENERGY RECOVERY COMPANY:
   ---------------------------------
        As previously reported, the Company has been working to restructure a power purchase contract with PERC, its last remaining high-priced non-utility generator contract that offers a potential for substantial savings. PERC owns a waste-to-energy facility in Orrington, Maine that provides solid waste disposal services to many communities in central, eastern and northern Maine. The contract requires the Company to purchase the electricity output of the plant until 2018 at a price that is presently above the cost of alternative sources of power, and, in the Company's opinion, is likely to remain so. The Company has been working with PERC and the affected municipalities at a restructuring of the power contract that would result in substantial savings for the Company and would continue to allow PERC to meet the solid waste disposal needs of Maine communities. In the 1996 Form 10-K, the Company discussed what appeared at that time to be the outline of a satisfactory arrangement to all interested parties for the restructuring of the PERC contract. Since that time, the Company has continued to negotiate with PERC and the affected municipalities and has modified and refined the terms previously discussed somewhat to take into account further concerns raised by the municipalities. The Company has now reached an agreement with PERC and a committee representing the municipalities that includes the following major components:
        1. The Company would make an initial payment to PERC of $6 million and installment payments through 2001 totalling an additional $4 million. These funds would be retained by PERC to meet operation and debt reserve requirements of the PERC plant.
        2. As of May 31, 1997, the PERC plant was financed in part by tax exempt municipal revenue bonds in the principal amount of $50.3 million payable pursuant to a sinking fund schedule and finally maturing in 2004. Sinking fund payments of $1.2 million are required on August 1 and November 1 of 1997. The credit on those bonds is enhanced by letters of credit issued by a group of banks. Those bonds would be restructured to extend the maturity date to 20 years from the date of closing. The bonds would continue to be tax exempt and their credit would be enhanced by the moral obligation of the State of Maine under the auspices of the Finance Authority of Maine ("FAME") pursuant to the State of Maine's Electric Rate
Stabilization Program. The extended maturity of low cost bonds would, therefore, provide savings to be shared by the parties.
        3. The Company would continue to purchase power at the rates established under the existing PERC contract. Payments would be made to a trust from which disbursements would be made according to the following priorities:
        a.  debt service and expense, including all principal and interest;
        b.  trustee and bond related fees and expenses;
        c.  all operating and maintenance expenses of the PERC plant;
        d. operating and management fees paid to the PERC partners pursuant to a partnership operating agreement;
        e. payment to the PERC owners of any savings in interest expense resulting from the prepayment of bonds; and
        f. except for cash reserve requirements, all remaining cash would be distributed 1/3 to the Company, 1/3 to the PERC owners and 1/3 to the participating municipalities.
        4. The Company would issue warrants for the purchase of two million shares of its common stock, one million each to the PERC owners and the participating municipalities. The warrants would be exercisable within ten years of their issuance and would entitle the holder to purchase common stock for $7 per share (subject to adjustment under certain circumstances). No warrants may be exercised within the first nine months after their issuance, and they would become exercisable in 500,000 share blocks following the expiration of nine months, 21 months, 33 months and 45 months from the closing date. Upon exercise, the Company would have the option, instead of providing common stock, to pay cash equal to the difference between the then market price of the stock and the exercise price of $7 per share times the number of shares as to which exercise is made.
        5. The municipalities would extend their waste disposal contracts through 2017 and waive their existing rights to an early termination or the buyout of PERC.
        There are a number of events upon which the proposed transaction is contingent, including approval by the affected municipalities, the rendering of an opinion by bond counsel that the PERC bonds will remain tax-exempt and the financing of necessary cash payments by the Company.

6.  BANK CREDIT AGREEMENT COVENANT COMPLIANCE:
    -----------------------------------------
        The Company's credit agreement with its lending banks contains a number of covenants keyed to the Company's financial condition and performance. One such covenant requires the Company to maintain a consolidated fixed charge ratio of 1.5 to 1.0 (defined as the ratio of the sum of the Company s net income, income tax expense and interest expense to the Company s interest expense, subject to a few minor adjustments) and is measured quarterly for the prior four quarters. After the first quarter of 1997, the Company was not in compliance with the fixed charge ratio covenant. The Company obtained temporary waivers of the noncompliance through June 6, 1997.
        On June 6, 1997 the Company and the lending banks amended the credit agreement. Under the amendment, compliance with the fixed charge ratio covenant was permanently waived for the four quarters ending March 31, 1997 and June 30, 1997. The amendment also changed the repayment terms of the Company's medium term notes. $12 million in principal was repaid on June 9, 1997, and principal payments are now payable on a quarterly basis (as opposed to the original schedule of $12 million in payments each June 30), beginning September 30, 1997 at a rate of $1 million each for the quarters ending September 30, 1997 and December 31, 1997, $4 million for the quarter ending March 31, 1998, and $6 million for the quarter ending June 30, 1998. This quarterly schedule will also be in effect for each quarter in the period from September 30, 1998 through June 30, 2000.
        The Company was also out of compliance with the fixed charge ratio covenant for the four quarters ending September 30, 1997 and received temporary waivers of this violation until November 21, 1997.
        The Company has agreed in principle with the lending banks on a new amendment to the credit agreement which is expected to be executed before the expiration of the temporary waiver. The amendment contemplates that the Company will monetize the UNITIL contract discussed above before January 15, 1998 in an amount that generates net proceeds of at least $25 million. Under the amendment, the Company would be permitted to proceed with the restructuring of its power purchase contract with PERC and to use $6 million of the proceeds of a monetization of the UNITIL contract to complete the PERC transaction, with the remainder of the proceeds to be used to reduce permanently the borrowing capacity of the existing revolving credit facility. On or before December 31, 1998, the Company must reduce permanently the borrowing capacity under the revolving credit facility by that additional $6 million.
        The amendment will also establish new financial covenant levels that appear reasonably to be achievable under the Company's current financial forecasts. Although the Company will have no obligation to the lending banks to pursue the UNITIL contract monetization, the effectiveness of the new financial covenants will be contingent upon the completion of the UNITIL transaction on or before January 15, 1998. It is not certain at this time whether the Company will be able, or will choose, to monetize the UNITIL contract within the required time frame. For example, monetization of the UNITIL contract may not be in the Company's best interests if the PERC contract restructuring does not proceed. If the monetization is not completed by January 15, 1998, the existing financial covenant levels will remain in place, and it is likely that the Company would be in violation of one or more of them if they are not otherwise renegotiated.
        There are a number of important variables affecting the Company's future financial performance and cash flow including the outcome of the pending rate case before the MPUC, the continuing costs associated with the Maine Yankee nuclear power plant and the cost to the Company of purchasing power to meet its customers' needs. It is possible that even after the establishment of new financial covenants, the Company will violate one or more of them in the future and that its ability to borrow money under its existing lending relationships will be affected. In addition, it is possible that the Company's future cash needs will exceed the borrowing capacity under the revolving credit facility after the reductions described above, and accordingly, the Company will be required to find new sources of financing. The Company is in the process of exploring the availability of such alternative or additional sources of financing.
        The Medium Term Note has continued to be presented as long-term in the consolidated balance sheet as management feels this is the most appropriate presentation.

7.  MAINE YANKEE:
    ------------
        As previously reported, Maine Yankee has been shut down since December 6, 1996, and was expected to remain off-line at least until August 1997. Also as previously reported, on May 27, 1997, the Board of Directors of Maine Yankee voted to reduce maintenance-and-repair spending at the Plant and announced that Maine Yankee was considering permanent closure based on economic concerns and uncertainty about operation of the Plant; and on the same day the Maine Yankee Board indicated that it had also been exploring a sale of the Plant to PECO Energy Company ("PECO"). For a detailed discussion of the background of the current shutdown, including events leading to the Plant's being placed on the "watch list" by the Nuclear Regulatory Commission ("NRC") and other significant regulatory and operational issues, management changes, and investigations of Maine Yankee by the NRC and the United States Department of Justice, see the Company's 1996 Form 10-K, its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and its Current Report on Form 8-K dated May 27, 1997.
        On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at the Plant and begin the process of decommissioning the Plant. The formal vote followed an announcement by the Maine Yankee Board on August 1, 1997, that Maine Yankee and PECO, after two months of intensive negotiations, had been unable to arrive at "a mutually beneficial framework for agreement" on a sale of the Plant to PECO. The decision to shut down the Plant was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning the Plant.
        Prior to the shutdown vote the Company had been incurring substantial costs to support Maine Yankee's efforts to return the Plant to service as well as additional costs for replacement power. The Maine Yankee Board's decision to close the Plant should mitigate the costs the Company would otherwise incur in 1997 through a phasing down of Maine Yankee's operations and maintenance costs. The need to purchase replacement power will continue. Maine Yankee's most recent estimate of the total costs of decommissioning and plant closure, excluding funds already collected, is $930 million (undiscounted). The Company has recorded its 7% share, $65.1 million, less $1.1 million of its share of Maine Yankee's expenditures since September 1, 1997 as a regulatory asset and decommissioning liability at September 30, 1997. The Company expects Maine Yankee to file the revised decommissioning cost study with the FERC in the fall of 1997 as part of a rate filing reflecting the permanent shutdown of the Plant.
        In a related matter, in early September, 1997, the Maine Public Utilities Commission (MPUC) released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period
January 1, 1994 to June 30, 1997.
        The report contained both positive and negative conclusions, the latter explaining that: Maine Yankee's decision in December, 1996 to proceed with the steps necessary to restart its nuclear generating plant at Wiscasset, Maine, was "imprudent"; that Maine Yankee's May 27, 1997, decision to reduce restart expenses while exploring a possible sale of the plant was "inappropriate," based on the consultant's finding that a more objective and comprehensive competitive analysis at the time "might have indicated a benefit for restarting" the plant; and that those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the prudence of the Maine Yankee shutdown decision and of the operation of Maine Yankee prior to the shutdown, and announced that it had directed its consultant to extend its review to include those areas. The Company does not know how the MPUC plans to use the consultant's report or any negative conclusions of its investigation.

8.  RECLASSIFICATIONS:
    -----------------
               Certain 1996 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended September 30, 1997.





                        BANGOR HYDRO-ELECTRIC COMPANY




               FORM 10-Q FOR PERIOD ENDING SEPTEMBER 30, 1997




                                   PART II






Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     Exhibits - None.
     --------



     Reports on Form 8-K - None.
     -------------------






                        BANGOR HYDRO-ELECTRIC COMPANY

                FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1997




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




                                    BANGOR HYDRO-ELECTRIC COMPANY
                                    -----------------------------
                                           (Registrant)




Dated:  November 14, 1997                 /s/ Frederick S. Samp
                                          ----------------------

                                          Frederick S. Samp
                                   Vice President - Finance & Law
                                      (Chief Financial Officer)