Form 10-K
period 1997-12-31
BANGOR HYDRO ELECTRIC CO
filed 1998-03-27
CIK 9548

FORM 10-K


                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal year ended DECEMBER 31, 1997   Commission File No. 0-505
                             -----------------                       -----


                          BANGOR HYDRO-ELECTRIC COMPANY
   ------------------------------------------------------------------------

           (Exact Name of Registrant as specified in its charter)


               MAINE                                     01-0024370
     -----------------------                      -----------------------
    (State of Incorporation)                     (I.R.S. Employer ID No.)


                 33 STATE STREET, BANGOR, MAINE               04401
             --------------------------------------         ---------
            (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code    207-945-5621
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

                         Common Stock, $5 Par value
                      (7,363,424 shares outstanding at March 20, 1998)
                      -----------------------------------------------

                      7% Preferred Stock, $100 Par Value
                      ----------------------------------

                      4 1/4% Preferred Stock, $100 Par Value
                      --------------------------------------

                      4% Preferred Stock Series A, $100 Par Value
                      -------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No
     ------         ------

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value on March 20, 1998 of the voting stock held by non-affiliates of the registrant was $66.1 million.

    The information required by Part III Items 10, 11, 12 and 13 is incorporated by reference from the registrant's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1997.

                                  FORM 10-K

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                                 PAGE
                                                                 ----

Cover Page                                                        1

Index                                                             2

PART I:

Items 1 through 2 - Business; Properties                          5

     - General                                                    5
     - Certain Issues Facing the Company                          7
     - Construction Program                                       7
     - Rates and Regulation                                       7
     - Seabrook                                                  11
     - Joint Ventures                                            11
     - Employees                                                 13
     - Power Supply Sources                                      13
     - Company-owned Generation                                  13
     - Power Purchase Contracts                                  14
     - Maine Yankee                                              16
     - Environmental Matters                                     22
     - Executive Officers of the Company                         23

Item 3:   Legal Proceedings                                      24

Item 4:   Submission of Matters to a Vote of Security Holders    24

PART II:

Item 5:   Market for Registrant's Common Equity and Related
          Stockholder Matters                                    24

Item 6:   Selected Financial Data                                26

Item 7:   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                     28

Item 8:   Financial Statements & Supplementary Data              43

     - Consolidated Statements of Income                         43
     - Consolidated Balance Sheets                               44
     - Consolidated Statements of Capitalization                 46
     - Consolidated Statements of Cash Flows                     47
     - Consolidated Statements of Common Stock Investment        48
     - Notes to Consolidated Financial Statements                49
           1)  Nature of Operations and Summary of  Significant
               Accounting Policies                               49
           2)  Income Taxes                                      51
           3)  Common and Preferred Stock                        53
           4)  Lending Agreements and Monetization of Power
               Sale Contract                                     54
           5)  Postretirement Benefits                           56
           6)  Jointly Owned Facilities and Power Supply
               Commitments                                       59
           7)  Recovery of Seabrook Investment and Sale of
               Seabrook Interest                                 65
           8)  Unaudited Quarterly Financial Data                66
           9)  Contingencies                                     66
          10)  Fair Value of Financial Instruments               67
          11)  Industry Restructuring and Rate Regulation        67
          12)  Derivative Financial Instruments                  70
          13)  Subsequent Events                                 71
          14)  New Accounting Pronouncements                     72

Report of Independent Accountants                                73

Item 9:   Changes in and Disagreements with Audit Firms on
          Financial Disclosures                                  74

PART III:

Item 10:  Directors and Executive Officers of the Registrant     74

Item 11:  Executive Compensation                                 74

Item 12:  Security Ownership of Certain Beneficial Owners
          and Management                                         74

Item 13:  Certain Relationships and Related Transactions         74


PART IV:

Item 14:  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                    75

Signatures                                                       76

Report of Independent Accountants                                77

Schedule VIII - Reserves for Doubtful Accounts and Insurance     78

EXHIBIT INDEX:

Exhibits Filed Herewith                                          79

Exhibits Incorporated Herein by Reference                        80


FORWARD LOOKING INFORMATION - In addition to the historical information contained herein, this report contains a number of statements that are "forward-looking" as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Readers should not place undue reliance on forward-looking statements, which reflect management s view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Factors that might cause such differences include, but are not limited to, future economic conditions, relationship with lenders, earnings retention and dividend payout policies, electric utility restructuring, developments in the legislative, regulatory and competitive environments in which the Company operates, and other circumstances that could affect revenues and costs.

PART I
--------

ITEMS 1 THROUGH 2  BUSINESS; PROPERTIES
--------------------------------------------------------------

    GENERAL
   --------

    The Company is a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy, with a service area of approximately 5,275 square miles having a population of approximately 191,000 people. The Company serves approximately 105,000 customers in portions of the counties of Penobscot, Hancock, Washington, Waldo, Piscataquis and Aroostook. The Company also sells energy to other utilities for resale. The Company has three material wholly-owned subsidiaries. Penobscot Hydro Co., Inc. ("PHC") was incorporated in 1986 to own the Company's 50% interest in a joint venture, Bangor-Pacific Hydro Associates ("Bangor-Pacific"), which redeveloped the West Enfield hydroelectric project (the "West Enfield Project"). Bangor Var Co., Inc. ("Bangor Var Co.") was incorporated in 1990 to hold the Company's 50% interest in a partnership which owns certain facilities used in the Hydro-Quebec Phase II transmission project ("HQ-II") in which the Company is a participant. For a further discussion of Penobscot Hydro Co. and Bangor Var Co., see "Joint Ventures." Finally, Bangor Energy Resale, Inc. was formed in 1997 as a special purpose vehicle to permit Bangor Hydro's use of a power sales agreement as collateral for a bank loan. For a further discussion of this transaction, see Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Events Affecting The Electric Utility Industry And The Company - Existing Lending Agreements and Monetization of Power Sale Contract".

    In 1997, 30.5% of the Company's kilowatt hour ("KWH") sales were to residential customers, 29.5% were to commercial customers, 39.3% were to industrial customers and 0.7% were to other customers. For additional information concerning the Company's sales, see Item 6, "Selected Financial Data", below.

    The Company's KWH sales are generally higher during the winter months, with the winter peak electric demand usually 15% higher than the summer peak. The maximum peak electric demand that the Company's system experienced during the 1997-1998 winter, as of March 20, 1998, was approximately 277.06 megawatts ("MW") on December 15, 1997. At that time the Company had approximately 338.44 MW of generating capacity and firm purchased power, comprised of 104 MW from Company-owned generating units, 9.6 MW from Hydro Quebec, 54.8 MW from non-utility power producers, and 170.0 MW from short term economy purchases.

    The Company owns 7% of the common stock of Maine Yankee Atomic Power Company, which owns and, prior to its permanent closure in 1997, operated an 880 MW nuclear generating plant in Wiscasset, Maine. Maine Yankee, which had commenced commercial operation on January 1, 1973, is the only nuclear facility in which the Company has an ownership interest. The Company s equity ownership in the plant had entitled the Company to about 7% of the output pursuant to a cost-based power contract. Pursuant to a contract with Maine Yankee, the Company is obligated to pay its pro rata share of Maine Yankee's operating expenses, including decommissioning costs. In addition, under a Capital Funds Agreement entered into by the Company and the other sponsor utilities, the Company may be required to make its pro rata share of future capital contributions to Maine Yankee if needed to finance capital expenditures. See "Maine Yankee" and Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Events Affecting The Electric Utility Industry And The Company - Maine Yankee".

    The Company, along with the major investor-owned utilities of New England, has been a party to the New England Power Pool Agreement ("NEPOOL") since 1971. NEPOOL provides for joint planning and operation of generating and transmission facilities in New England, and governs generating capacity reserve obligations and provisions regarding the use of major transmission lines. The Company, as a member of NEPOOL, has a capability responsibility which involves carrying an allocated share of a New England capacity requirement which is determined for each period based on certain regional reliability criteria. On December 1, 1996, the members of NEPOOL, including the Company, entered into the 33rd Amendment to the NEPOOL Agreement which provided for a substantial restructuring of NEPOOL. This revised agreement, together with NEPOOL's Open Access Transmission Tariff were filed with the Federal Energy Regulatory Commission on December 31, 1996 and were subsequently approved. Pursuant to this restructuring, effective July 1, 1997 an independent system operator, ISO-New England, assumed oversight of the operations and integration of the NEPOOL transmission and generation with respect to reliability and market operations. The intent of these changes in NEPOOL is to increase competition in the market for electric generation.

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

    The principal executive offices of the Company are located at 33 State Street, Bangor, Maine 04401; telephone (207) 945-5621.


    CERTAIN ISSUES FACING THE COMPANY
     ---------------------------------

CHANGES IN THE ELECTRIC UTILITY INDUSTRY AND IN REGULATION - See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Events Affecting The Electric Utility Industry And The Company" for a discussion of the effect of competition and related events on future sales, earnings and dividend policy. That discussion includes a description of the legislation enacted by the State of Maine to restructure the electric industry within the state to implement retail competition.

SIGNIFICANT CUSTOMER - Pursuant to a special rate contract approved by the MPUC, the rate for service provided by the Company to HoltraChem Manufacturing Company, L.L.C. ("HMC"), a significant customer, is based in part on a "revenue sharing" arrangement whereby the revenues for service vary depending on the price and volume of product sold by HMC to its customers. During 1995, 1996 and 1997, revenue sharing payments from HMC totaled approximately $4.1 million, $3.5 million and $0.4 million, respectively. HMC's principal business is selling chlorine and caustic soda, primarily to the paper industry in the State of Maine. The Company is unable to predict future market conditions for HMC s products.

OTHER ISSUES - See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Events Affecting The Electric Utility Industry And The Company" for a discussion of the effect of other significant issues and events on the Company.

    CONSTRUCTION PROGRAM
     --------------------

    The Company's construction program consists of extensions and improvements of its transmission and distribution facilities, construction of new generating stations or capital improvements to existing generating stations, capital improvements to the Company's internal computer and information systems and other general projects within the Company's service area. The Company projects that capital expenditures will aggregate approximately $45-55 million in the period 1998 through 2000, the majority of which are expected to be related to extensions and improvements of transmission and distribution facilities.

    RATES AND REGULATION
    --------------------

RATE MATTERS - On March 3, 1997, the Company notified the MPUC of its intent to file for a general increase in rates. Under Maine law, a utility must ordinarily notify the MPUC two months in advance of the filing of a request for a general increase in rates and the MPUC then has nine months to investigate that request. However, under certain circumstances, the MPUC may allow a utility to implement a requested increase in rates on a temporary basis pending the conclusion of its investigation of the utility s request for a general increase in rates.

    On April 1, 1997, the Company filed with the MPUC a Petition for Temporary Rates to increase its rates by an amount that would increase its annual revenues by $10 million effective June 1, 1997. In doing so, the Company cited the continuing impact on the Company s financial condition and cash flow of the ongoing outage at the Maine Yankee nuclear power plant. The Company also cited potential noncompliance with financial covenants contained in its bank credit agreement (including the fixed charge coverage ratio, discussed below) and the need to maintain adequate borrowing capacity for working capital purposes, including mandatory debt repayments.

    On June 26, 1997, the MPUC issued an order authorizing the Company to change rates temporarily to increase its annual revenues by approximately $5.1 million effective July 1, 1997. In doing so, however, the MPUC also required the Company to accelerate the amortization of the deferred regulatory asset associated with the 1993 buyout of one of its high-priced non-utility generator contracts. As a result, revenue produced by the rate increase did not increase earnings, but it did increase cash flow. Effective December 12, 1997, the MPUC authorized the Company to revert to the original amortization schedule of that deferred regulatory asset, thereby permitting the temporary rate increase previously authorized to impact the Company s earnings positively from that date on.

    On February 9, 1998, the MPUC issued its final order on the Company s request to increase its rates that it filed in March of 1997. Of the approximately $22 million increase in annual revenue ultimately requested by the Company, the MPUC authorized an increase of approximately $13.2 million (which includes the $5.1 million temporary rate increase discussed above) annually. While there are many factors that explain the difference between the MPUC allowance and the Company s requested increase, much of that difference is attributable to the proposed accounting treatment of various costs and the deferral of other costs for future consideration, including the deferral of certain costs associated with Maine Yankee. While those accounting recommendations will affect the timing of receipt of revenues by the Company and will require the Company to finance the payment of the associated costs, they should not significantly affect the Company s earnings during the period that the new rates are effective.

    The MPUC order is based upon a determination that the Company should be allowed to earn an annual return of 12.75% on common equity. It also includes a rate plan under which the Company s rates will be subject to certain reconciliations based upon actual expenditures by the Company and an annual adjustment beginning on May 1, 1999 to account for inflation with an offset for assumed increase in productivity. Other than those adjustments, the Company will not change its rates unless its return on equity exceeds or falls short of the allowed return by more than 350 basis points. If the Company's return on equity falls outside of that bandwidth, 50% of the excess or shortfall will be adjusted for in the Company's rates.

OTHER REGULATION - The MPUC regulates numerous other matters affecting the Company, including financing, construction of generation and transmission facilities, credit, collection, conservation and demand side management programs, low income rate subsidies and purchases from non-utility power producers.

    Maine Yankee is subject to extensive regulation by the NRC. Under its continuing jurisdiction, the NRC may, after appropriate proceedings, require modification of nuclear power generating units for which operating or nonoperating licenses have already been issued, or impose new conditions on such permits or licenses.

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

    The following table sets forth certain information with regard to such licenses.
                LICENSED       ISSUE DATE OF       CURRENT EXPIRATION
 PROJECT        CAPACITY      ORIGINAL LICENSE           DATE
 -------       ---------      ----------------     -------------------

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

    The Company is actively pursuing the relicensing of the projects listed above which are operating on year-to-year licenses. Some of those relicensing proceedings had been delayed pending completion by the FERC of an Environmental Impact Statement ("EIS") of sections of the Penobscot River that was being prepared in connection with the Company's licensing of the Basin Mills project. That EIS was completed during 1997, however, the FERC has not yet issued its final order with respect to those projects. The Company has not received notice that the United States will exercise its rights to take over any of the Company's hydroelectric projects, nor have any competing applications been filed. Under a Federal statute enacted by Congress in 1986, participation in relicensing proceedings by governmental agencies and other parties was allowed to increase significantly. That increased participation may result in more burdensome and costly conditions imposed upon licensees of
hydroelectric projects.   The Company is unable to predict what
terms and conditions, if any, might be included in new licenses or license renewals granted pursuant to the Company's licensing applications, or what impact any such terms and conditions might have on the Company's ability to operate and maintain the projects economically.


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

    Bangor-Pacific financed the cost of the redevelopment through the private placement of $40 million of 9.45% and 10.26% fixed rate amortizing term notes due 1996 and 2008, respectively, and $5 million of floating rate amortizing term notes due 1996 (collectively, the "Notes"). The Notes are secured by a mortgage on the West Enfield Project and a security interest in a 50-year power contract between the Company and Bangor-Pacific. The holders of the Notes are without recourse to the joint venture partners or their parent companies except that each partner has agreed to make payments in an amount equal to 50% of any amounts due and unpaid on the Notes but not exceeding distributions received from Bangor-Pacific in the preceding twelve-month period.

    Under the power contract between the Company and Bangor-Pacific, if the West Enfield Project operates as anticipated, payments by the Company to Bangor-Pacific are estimated at $7.5 million annually (without consideration of any distributions by the joint venture to the partners). In 1997, the Company paid approximately $7.1 million to Bangor-Pacific under this power contract. The Company would be required to make payments under the contract, regardless of whether any power were delivered, of approximately $4 million per year. However, the Company has the right to terminate the contract upon thirty-days' written notice if the failure to deliver power continues for a period of 12 consecutive months.

NEPOOL/HYDRO-QUEBEC - The NEPOOL member utilities and Hydro-Quebec, a utility operating within the province of Quebec, Canada ("Hydro-Quebec"), have constructed facilities required to interconnect the electric systems in New England with the electric system of Hydro-Quebec. The initial stage of the interconnection consists of a completed and operational 450 kilovolt ("KV") transmission line from the Hydro-Quebec system to a terminal having an approximate rating of 690 MW at the Comerford Generating Station ("Comerford") on the Connecticut River in New Hampshire. The subsequent stage, HQ-II, completed in 1990, increased the interconnection transfer capability to approximately 2000 MW by means of a transmission line from Comerford to a terminal facility at the Sandy Pond Substation in Massachusetts.

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


    EMPLOYEES
    ---------

    At December 31, 1997, the Company had 421 full time employees approximately 53% of whom were represented by a local union affiliated with the International Brotherhood of Electrical Workers (AFL-CIO). Union membership is divided into two bargaining units, 177 employees engaged in electrical, line and meter related functions and 48 employees engaged in customer service and credit related functions. The present contract with electrical, line and meter related workers expires December 31, 1998. The present contract with customer service and credit related workers expires December 31, 1999. The Company believes that its relations with its employees are satisfactory.


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

   The Company's sources of generation for electric sales to its customers (net of off-system sales to other utilities) for 1997, 1996 and 1995 by type of fuel is shown below.

    SOURCE                             1997      1996      1995
     ------                             ----      ----      ----
    Hydroelectric (Company*).......     13%       17%       14%

    Nuclear Generation (Maine Yankee)    0%       19%        1%

    Oil (Company)...................     4%        2%        3%

    Biomass/Refuse (purchased)......     6%        6%        6%

    NEPOOL/other purchases..........    77%       56%       76%
                                        ----      ----      ----

        Total.......................    100%      100%      100%
                                        ----      ----      ----


---------------
* Includes purchases from the West Enfield Project, in which the Company has a 50% ownership interest.

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

    On February 9, 1998, the Company filed its plan for divesting its generation-related assets with the MPUC in accordance with the electric utility industry restructuring provisions signed into law last year. This plan could result in the identification of proposed purchasers by mid-summer 1998. Further regulatory approvals will then be required to actually complete the sale. The Company is offering a total of 166 MW of generation assets, including both Company-owned facilities and the resale of certain purchase power contracts that extend beyond March 1, 2000, the scheduled implementation date for retail electric competition within the State of Maine.

    In addition, the Company owns approximately 600 miles of transmission lines and approximately 3,600 miles of distribution lines to serve its customers. Other properties consist of office, garage and warehouse facilities at various locations in its service area.


    POWER PURCHASE CONTRACTS
    ------------------------

    The following chart sets forth information concerning the Company's major power purchase contracts exclusive of Maine
Yankee.


                                               CONTRACTED QUANTITY OF
  SELLER            TERM OF CONTRACT             CAPACITY OR ENERGY
----------        ----------------------     ------------------------

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

Great Northern    No Fixed Term              Approximately 20 MW
Paper Co.
(Cogeneration)

New England       November 1, 1994 through   30 MW and associated energy
Power Company     October 31, 1999           from two designated nuclear
                                             units

New England       January 1, 1996 through    25 MW and associated energy
Power Company     October 31, 1998           from a designated system
                                             contract

New Brunswick     April 1, 1996 through      10 MW system purchase of
Power             October 31, 1998           capacity and energy (months
                                             of April-October only)

New Brunswick     June 8, 1997 through       60 MW system purchase of
Power             December 31, 1999          capacity and energy

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


    MAINE YANKEE
    ------------

General - The Company owns 7% of the common stock of Maine Yankee, which owns and, prior to its permanent closure in 1997, operated an 880 MW nuclear generating plant in Wiscasset, Maine. Maine Yankee, which had commenced commercial operation on January 1, 1973, is the only nuclear facility in which the Company has an ownership interest. The Company s equity ownership in the plant had entitled the Company to about 7% of the output pursuant to a cost-based power contract. Pursuant to a contract with Maine Yankee, the Company is obligated to pay its pro rata share of Maine Yankee's operating expenses, including decommissioning costs. In addition, under a Capital Funds Agreement entered into by the Company and the other sponsor utilities, the Company may be required to make its pro rata share of future capital contributions to Maine Yankee if needed to finance capital expenditures.

PERMANENT SHUTDOWN OF THE MAINE YANKEE PLANT - On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. As reported in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, its Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997 and its Reports on Form 8-K dated May 27, 1997 and February 19, 1997, and reported in more condensed form below, the Plant experienced a number of operational and regulatory problems and has been shut down since December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire on October 21, 2008.

RECENT OPERATING HISTORY - The Plant generally provided reliable and low-cost power from the time it commenced operations in late 1972 to 1995. Beginning in early 1995, however, Maine Yankee encountered various operational and regulatory difficulties with the Plant. In 1995, the Plant was shut down for almost the entire year to repair a large number of steam generator tubes that were exhibiting defects. Shortly before the Plant was to go back on-line in December 1995, a group with a history of opposing nuclear power released an undated, unsigned, anonymous, letter alleging that in 1988 Yankee Atomic (then an affiliated consultant of Maine Yankee) and Maine Yankee had used the results of a faulty computer code as a basis to apply to the NRC for an increase in the Plant's power output. In response to the allegation, on January 3, 1996, the NRC issued a Confirmatory Order that restricted the Plant to 90 percent of its licensed thermal operation level, which restriction was still in effect when the Plant was permanently shut down.

    As a result of the controversy associated with the allegations, the NRC, at the request of the Governor of Maine, conducted an intensive Independent Safety Assessment ("ISA") of
the Plant in the summer and fall of 1996.   On October 7, 1996,
the NRC issued its ISA report, which found that while the Plant had been operated safely, there were weaknesses that needed to be addressed, which would require substantial additional spending by Maine Yankee. On December 10, 1996, Maine Yankee responded to the ISA report, acknowledge many of the weaknesses, and committed to revising its operations and procedures to address the NRC's criticisms.

    Another result of the controversy associated with the allegations was an investigation of Maine Yankee initiated by the NRC's Office of Investigations ("OI"), which, in turn, referred certain issues to the United States Department of Justice ("DOJ") for possible criminal prosecution. Subsequently, on September 27, 1997, the DOJ, through the United States Attorney for Maine, announced that its review had revealed no grounds for criminal prosecution. The Company believes that the OI investigation, however, could ultimately result in the imposition of civil penalties, including fines, on Maine Yankee.

    In 1996 the Plant was generally in operation at the 90-percent level from late January to early December, except for a two-month outage from mid-July to mid-September. The Plant was shut down again on December 6, 1996, to address several concerns, and has not operated since then. The precipitating event causing the shutdown was the need to evaluate and resolve cable-separation compliance issues, and on December 18, 1996, the NRC issued a Confirmatory Action Letter requiring the Plant to remain shut down until Maine Yankee's plan for resolving the cable-separation issues was accepted by the NRC. Subsequently, Maine Yankee uncovered additional issues, including among others, the possibility of having to replace defective fuel assemblies, address additional cable-separation issues, and determine the condition of the Plant's steam generators, all of which contributed to further operational uncertainty. On January 29, 1997, the Plant was placed on the NRC's Watch List, and on January 30, 1997, the NRC issued a supplemental Confirmatory Action Letter requiring the resolution of additional concerns before the Plant could be restarted.

    In December 1996 Maine Yankee requested proposals from several utilities with large and successful nuclear programs to provide a management team, and ultimately contracted with Entergy Nuclear, Inc., effective February 13, 1997, for management services that included providing a new president and regulatory compliance officer. The Entergy-provided management team made progress in addressing technical issues, but a number of operational and regulatory uncertainties remained. On May 27, 1997, the Board of Directors of Maine Yankee voted to minimize spending while preserving the options of restarting the Plant or conveying ownership interests to a third party. After unsuccessful negotiations with one prospective purchaser, Maine Yankee found no other interest in purchasing the Plant and, based on its economic analysis, closed the Plant permanently.

    As required by the NRC, on August 7, 1997, Maine Yankee certified to the NRC that Maine Yankee had permanently ceased operations and that all fuel assemblies had been permanently removed from the Plant's reactor vessel. On August 27, 1997, Maine Yankee filed the required Post-Shutdown Activities Report with the NRC, describing its planned post-shutdown activities and a proposed schedule.

MANAGEMENT AUDIT - On September 2, 1997, the MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994, to June 30, 1997. The report contained both positive and negative conclusions, the latter including: that Maine Yankee's decision in December 1996 to proceed with the steps necessary to restart the Plant was "imprudent", that Maine Yankee's May 27, 1997 decision to reduce restart expenses while exploring a possible sale of the Plant was "inappropriate", based on the consultant's finding that a more objective and comprehensive competitive analysis at that time "might have indicated a benefit for restarting" the Plant; and that those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the shutdown decision and of the operation of the Plant prior to shutdown, and announced that it had directed its consultant to extend its review to include those areas. The Company believes the report's negative conclusions are unfounded and may be contradictory. The Company has been charging its share of the Maine Yankee expenses against income, and believes it would have substantial constitutional and jurisdictional grounds to challenge any effort in an MPUC proceeding to alter wholesale Maine Yankee rates made effective by the FERC. On November 7, 1997, Maine Yankee initiated a legal challenge to the MPUC investigation in the Maine Supreme Judicial Court alleging that such an investigation falls exclusively within the jurisdiction of the FERC and that the MPUC investigation is therefore barred on constitutional grounds. The Company filed a similar legal challenge on the same day. The MPUC subsequently stayed its investigation pending the outcome of Maine Yankee's FERC rate case, in which the MPUC is participating, while indicating that its consultant would continue its extended review.

MAINE YANKEE DEBT RESTRUCTURING AND FERC RATE PROCEEDING - Maine Yankee entered into agreements in August 1997 with the holders of its outstanding First Mortgage Bonds and its lender banks (the "Standstill Agreements") under which the bondholders and banks agreed that they would not assert that the August 1997 voluntary permanent shutdown of the Plant constituted a covenant violation under Maine Yankee's First Mortgage Indenture or its two bank credit agreements. The parties also agreed in the Standstill Agreements to maintain Maine Yankee's bank borrowing at a level below that of the prior aggregate bank commitments, which level Maine Yankee considered adequate for its foreseeable needs. The Standstill Agreements, as extended in October 1997, were to terminate on January 15, 1998, by which date Maine Yankee was to have reached agreement on restructured debt arrangements reflecting its decommissioning status. On November 6, 1997, Maine Yankee filed a rate proceeding with the FERC reflecting the Plant's decommissioning status and requesting an effective date of January 15, 1998, for the amendments to Maine Yankee's Power Contracts and Additional Power Contracts, which revise Maine Yankee's wholesale rates and clarify and confirm the obligations of Maine Yankee's sponsors to continue to pay their shares of Maine Yankee's costs during the decommissioning period.

    On January 14, 1998, the FERC issued an "Order Accepting for Filing and Suspending Power Sales Contract Amendment, and Establishing Hearing Procedures" (the "FERC Order") in which the FERC accepted for filing the rates associated with the amended Power Contracts and made them effective January 15, 1998, subject to refund. The FERC also granted intervention requests, including among others, those of the MPUC, Maine Yankee's largest bondholder, and two of its lender banks, denied the request of an intervenor group to summarily dismiss part of the filing, and ordered that a public hearing be held concerning the prudence of Maine Yankee's decision to shut down the Plant and on the justness and reasonableness of Maine Yankee's proposed rate amendments. The Company expects the prudence issue to be pursued vigorously by several intervenors, including among others the MPUC, which stayed its own prudence investigation pending the outcome of the FERC proceeding after the jurisdictional challenge by Maine Yankee and the Company discussed above. The Company cannot predict the outcome of the FERC proceeding.

    On January 15, 1998, Maine Yankee, its bondholders and lender banks revised the Standstill Agreements and extended their term to April 15, 1998, subject to satisfying certain milestone obligations during the term of the extension. One such obligation was that Maine Yankee must have accepted, by February 12, 1998, an underwritten commitment to refinance its bonds and bank debt, subject only to closing conditions reasonably capable of being satisfied by April 15, 1998, and reasonably satisfactory to the bondholders and banks. Maine Yankee accepted such a commitment prior to the deadline, received regulatory approval of the refinancing on March 9, 1998, and is negotiating final loan documentation and preparing for a closing before April 15.

OTHER MAINE YANKEE SHAREHOLDERS - Higher nuclear-related costs are also affecting other stockholders of Maine Yankee in varying degrees. Central Maine Power Company, the largest individual stockholder in Maine Yankee with a 38% ownership interest, reported in February, 1998 that it expected to require an additional retail rate increase under its MPUC-approved Alternative Rate Plan due to its poor financial performance resulting from increased Maine Yankee-related obligations. Under that Alternative Rate Plan, Central Maine is permitted to recover through a retail rate increase only one half of the difference between the low end of return on equity bandwidth of 7.05% and its reported 1997 earnings of 1.04%. Maine Public Service Company, a 5% stockholder, cited problems in satisfying financial covenants in loan documents, reduced its common stock dividend substantially in early March 1997 and obtained rate relief. Northeast Utilities (20% stockholder through three subsidiaries), which is also adversely affected by the substantial additional costs associated with the three shut-down Millstone nuclear units and the permanently shut-down Connecticut Yankee unit, as well as significant regulatory issues in Connecticut and New Hampshire, has implemented an indefinite suspension of its quarterly common stock dividends. Largely as a result of nuclear-related costs, Northeast Utilities reported a loss of $135 million for 1997 and continues to experience difficulty in satisfying loan covenants. A default by a Maine Yankee stockholder in making payments under its Power Contract or Capital Funds Agreement could have a material adverse effect on Maine Yankee, depending on the magnitude of the default, and would constitute a default under Maine Yankee's bond indenture and its two major credit agreements unless cured within applicable grace periods by the defaulting stockholder or other stockholders. The Company cannot predict, however, what effect, if any, the financial difficulties being experienced by some Maine Yankee stockholders will have on Maine Yankee or the Company.

NUCLEAR FUEL STORAGE - Federal legislation enacted in 1987 directed the DOE to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) disposal site a Yucca Mountain, Nevada. The legislation also provided for the possible development of a Monitored Retrievable Storage ("MRS") facility and abandoned plans to identify and select a second permanent disposal site. An MRS facility would provide temporary storage for high-level waste prior to eventual permanent disposal. The DOE has indicated that the permanent disposal site is not expected to open before 2010, although originally scheduled to open in 1998.

    On April 15, 1997, the United States Senate approved the"Nuclear Waste Policy Act of 1997", (S. 104), which would reform the federal policy for managing spent nuclear fuel and instruct the DOE to develop an integrated management system, including a central storage facility, for such fuel. The bill would require the DOE to accept such nuclear fuel from commercial nuclear power plants and would establish a licensing process that would result in the storage of such fuel at a central federal facility beginning no later than June 30, 2003, if all the necessary approvals are obtained. The DOE would also be required to continue site characterization work at Yucca Mountain as a permanent disposal site. On October 30, 1997, the House of Representatives approved a bill (H.R. 1270) with generally similar objectives. Action to resolve the differences in the two bills was deferred to 1998.

    In June 1994, several nuclear utilities other than Maine Yankee filed suit against the DOE. The utilities sought a declaration from the United States Court of Appeals for the District of Columbia that the Nuclear Waste Policy Act of 1982 required the DOE to take responsibility for spent nuclear fuel in 1998. On July 23, 1996, the court held that the DOE is obligated "to start disposing of [spent nuclear fuel] no later than January 31, 1998." The DOE did not appeal the decision, but announced in December 1996 that it anticipated it would be unable to start accepting spent nuclear fuel for disposal by January 31, 1998. A large number of nuclear utilities and state regulators filed a new lawsuit against the DOE in January 1997 seeking to force the DOE to honor its obligation to store spent nuclear fuel and seeking other appropriate relief. On November 14, 1997, the U.S. Court of Appeals for the District of Columbia Circuit confirmed the DOE's obligation. On February 19, 1998, Maine Yankee filed a petition in the same court seeking to compel the DOE to take Maine Yankee's spent fuel from the Plant site "as soon as physically possible," alleging that removing the spent fuel on the DOE's indicated schedule would delay the decommissioning of the Maine Yankee Plant indefinitely. The Company cannot predict the ultimate results of the lawsuits.

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

    In addition to the insurance required by the Price-Anderson Act, Maine Yankee carries all-risk nuclear property damage insurance in the amount of $500 million plus additional excess nuclear property insurance. Maine Yankee, in recognition of the reduced risk posed by the shutdown and defueled nuclear reactor, reduced the amount of excess nuclear property damage insurance purchased from the nuclear electric utility insurance company, effective September 15, 1997, from $2.25 billion to $560 million. This reduced the total amount of nuclear property damage coverage to $1.06 billion, the minimum amount of nuclear property damage insurance then required by regulation. The all-risk nuclear property damage insurance of $500 million is obtained from the commercial insurance market and is not subject to retrospective premium assessments. The excess insurance of $560 million is provided by a nuclear electric utility industry insurance company through a combination of current premiums, retrospective premium assessments and reinsurance. Each participating utility may be assessed a retrospective premium of up to 5 times its premium with respect to industry losses in any policy year.

LOW-LEVEL WASTE DISPOSAL - The federal Low-Level Radioactive Waste Policy Amendments Act (the "Waste Act"), enacted in 1986, required operating disposal facilities to accept low-level nuclear waste from other states until December 31, 1992. Maine did not satisfy its milestone obligation under the Waste Act requiring submission of a site license application by the end of 1991, and therefore, became subject to surcharges on its waste and did not have access to regulated disposal facilities after the end of 1992. Maine Yankee then began storing all low-level waste generated at an on-site storage facility. On July 1, 1995, however, the State of South Carolina restored access to its facility and Maine Yankee has been shipping its low-level waste to the South Carolina facility for disposal.

    The states of Maine, Texas and Vermont have been pursuing the implementation of a compact for the disposal of low-level waste at a site in Texas. The compact provides for Texas to take Maine's low-level waste over a 30-year period for disposal at a planned facility in west Texas. In return, Maine would be required to pay $25 million, assessed to Maine Yankee by the State of Maine, payable in two equal installments, the first after ratification by Congress and the second upon commencement of operation of the Texas facility. In addition, the company would be assessed a total of $2.5 million for the benefit of the Texas county in which the facility would be located and would also be responsible for its pro-rata share of the Texas governing commission's operating expenses. The Maine Low-Level Radioactive Waste Authority suspended its search for a suitable disposal site in Maine and ceased operations in 1994.

    The compact is before the Congress for ratification and was approved by the House Of Representatives in October 1997. The Senate has deferred action on the bill until 1998. Since the Plant has permanently stopped operating, the compact is less beneficial to Maine Yankee than it would have been if the Plant had remained in operation, due to the new schedule for Maine Yankee's shipments and the anticipated schedule for opening the Texas facility. Maine Yankee cannot predict whether the final required ratification of the Texas compact or other regulatory approvals will be obtained, but Maine Yankee intends to utilize its on-site storage facility as well as dispose of low-level waste at the South Carolina site or other available sites in the interim and continue to cooperate with the State of Maine in pursuing all appropriate options.

HAZARDOUS SUBSTANCE SITE - Maine Yankee has been notified by the Maine Department of Environmental Protection ("DEP") that it is one of many potentially responsible parties under the Maine Uncontrolled Hazardous Substance Sites law for having arranged for the transport of hazardous substances to sites owned by the Portland Bangor Waste Oil Company that have been designated uncontrolled hazardous substance sites by the DEP. Under the Maine law, each responsible party is jointly and severally liable for costs associated with the abatement, cleanup or mitigation of the hazards at such a site. Since the investigations by the DEP and Maine Yankee are in their early stages and a large number of potentially responsible parties is involved, The Company cannot now predict the amount of costs that Maine Yankee will ultimately be required to assume. Environmental costs that are unrelated to the decommissioning and dismantlement of the Plant site could generally be considered to be operation and maintenance costs to be recovered through Maine Yankee's billing process.

    Site characterization work at the Plant site, an initial part of the decommissioning process, and related activities could give rise to additional environmental issues.

    ENVIRONMENTAL MATTERS
    ---------------------

    The Company is regulated by the United States Environmental Protection Agency ("EPA") as to compliance with the Federal Water Pollution Control Act, the Clean Air Act, and several federal statutes governing the treatment and disposal of hazardous wastes. The Company is also regulated by the Maine Department of Environmental Protection ("MDEP") under various Maine environmental statutes. Although the Company is actively engaged in complying with these federal and state acts and statutes, the costs of which are significant, it has not, to date, encountered material difficulties in connection with such compliance.

    In 1992, the Company received notice from the MDEP that it was investigating the cleanup of several sites in Maine that were used in the past for the disposal of waste oil and other hazardous substances, and that the Company, as a generator of waste oil that was disposed at those sites, may be liable for certain cleanup costs. The Company learned in October 1995 that the EPA placed one of the sites on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation, and Liability Act.

    With respect to the NPL site, the Company was one of 15 PRPs to receive a Special Notice from the EPA in May 1997, requiring reimbursement of past costs, amounting to $5,639,780, as well as future costs at the site. The Special Notice also urged the PRPs to enter into an Administrative Order on Consent to conduct or finance response actions at the site. In response to the Special Notice, a group of PRPs, including Bangor Hydro, is close to signing an agreement with the EPA to fund ongoing monitoring at the site. The Company's share of this effort is expected to be approximately $20,000. According to the EPA's volumetric ranking, the Company's ranks 13th with a total contribution to the site of 1.10781 percent.

    As to the other site, which has been listed by the MDEP as an Uncontrolled Hazardous Substance Site, the Company is considered a de minimis generator.

    The Company estimates that during 1998 it will spend approximately $370,000 in operations expenses and $75,000 in capital expenditures to comply with environmental standards for air, water and hazardous materials.

    EXECUTIVE OFFICERS OF THE COMPANY
    ---------------------------------

    The following are the present executive officers of the Company with all positions and offices held. There are no family relationships between any of them nor are there any arrangements pursuant to which any were selected as officers.

Name                              Age       Office and Year First
                                             Elected
-----                            ---        ---------------------

Robert S. Briggs                 54        President & Chief
                                           Executive
                                           Officer since
                                           January 1991

Carroll R. Lee                   48        Senior Vice
                                           President and
                                           Chief Operating Officer
                                           since
                                           December, 1996

Frederick S. Samp                47        Vice President-Finance &
                                           Law since 1995; Treasurer
                                           since
                                           1995; Chief Financial
                                           Officer
                                           since 1995

Paul A. LeBlanc                 50         Vice President - Human
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


ITEM 3  LEGAL PROCEEDINGS
------  -----------------

    See Note 9 to the Company's Financial Statements for a discussion of potential liabilities under the Comprehensive
Environmental Response, Compensation, and Liability Act.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------  ---------------------------------------------------

    Not applicable.


PART II
-------

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------  -------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

    As of December 31, 1997, there were 6,868 holders of record of the Company's common stock.

    The Company's common stock is traded on the New York Stock
Exchange ("NYSE") under the symbol "BGR".

    The following table sets forth the high and low prices for the Common Stock as reported by the NYSE. The prices shown do not include commissions.


                                                       DIVIDENDS
                                                       DECLARED
FISCAL PERIOD                     HIGH       LOW      PER SHARE
-------------                     ----       ---      ---------

1996
----
  First Quarter................    $12 1/2     $10 1/4      $.18
  Second Quarter...............     11         10            .18
  Third Quarter................     10 3/      9 7/8         .18
  Fourth Quarter...............     10 3/8     9 1/4         .18

1997
----
  First Quarter................    $9 1/2      $6           $.00
  Second Quarter...............     6 1/4       4 7/8        .00
  Third Quarter................     6 3/8       5 1/4        .00
  Fourth Quarter...............     6 11/16     5 1/16       .00

1998
----
 First Quarter
  (through March 20, 1998)..       $8 1/2      $6 1/4        $.00

  In June of 1995, the Board reduced the quarterly dividend on common stock by $.15 from $.33 per share to $.18 per share, resulting in a reduction in the indicated annual rate from $1.32 to $.72. At its March 19, 1997 meeting, the Board of Directors determined that the payment of common stock dividends should be suspended, and to date, no additional common stock dividend has been declared.

  The Company's credit agreements with its lending banks and the Finance Authority of Maine contain a number of covenants keyed to the Company's financial condition and performance. One such covenant prohibits the Company from paying out in dividends on its common stock more than 50% of its earnings applicable to common stock in any calendar year.

ITEM 6
------
SELECTED FINANCIAL DATA
-----------------------


SIX YEAR STATISTICAL SUMMARY
Bangor Hydro-Electric Company

                                                  1997        1996        1995        1994           1993          1992
--------------------------------------------------------------------------------------------------------------------------
MEGAWATT HOURS (MWH) GENERATED AND PURCHASED

  Hydro Generation (Company)                     262,377     321,532     275,810     271,616        275,694       305,011
  Nuclear Generation (Maine Yankee)                   -      348,719      13,606     456,871        395,665       368,641
  Oil (Company)                                   69,580      26,912      50,706      35,759         47,115        80,770
  Biomass/Refuse                                 159,990     163,279     177,558     190,218        281,260       307,451
  NEPOOL/Other Purchases                       1,583,093   1,359,116   1,540,530     958,363        937,431       767,306
--------------------------------------------------------------------------------------------------------------------------
     Total Generated & Purchased               2,075,040   2,219,558   2,058,210   1,912,827      1,937,165     1,829,179
       Less Line Losses and Company Use                      141,426     140,128     136,908        135,561       131,764
--------------------------------------------------------------------------------------------------------------------------
  Remainder - MWH sold                         2,075,040   2,078,132   1,918,082   1,775,919      1,801,604     1,697,415
==========================================================================================================================
CLASSIFICATION OF SALES - MWH
  Residential                                    533,161     536,490     513,076     516,470        515,242       521,889
  Commercial                                     523,043     512,433     511,720     507,285        500,488       490,861
  Industrial                                     680,226     647,985     686,386     611,876        615,314       563,734
  Lighting                                         8,780       8,945       9,547       9,416          9,590         9,876
  Wholesale                                        3,841       4,486      10,961      11,705         10,311        10,462
--------------------------------------------------------------------------------------------------------------------------
     Total MWH Billed to Customers             1,749,051   1,710,339   1,731,690   1,656,752      1,650,945     1,596,822
       Unbilled Sales - Net Increase (Decrease)   33,011       2,998       4,658       6,366          2,001       (11,832)
--------------------------------------------------------------------------------------------------------------------------
     Total Delivered Sales (MWH)               1,782,062   1,713,337   1,736,348   1,663,118      1,652,946     1,584,990
       (Less) Interruptible Sales                265,438     237,553     295,818     231,128        254,359       208,066
--------------------------------------------------------------------------------------------------------------------------
       Total Firm Delivered Sales (MWH)        1,516,624   1,475,784   1,440,530   1,431,990      1,398,587     1,376,924
     Off-System Sales                            145,680     364,795     181,734     112,801        148,658       112,425
--------------------------------------------------------------------------------------------------------------------------
  Total Energy Sales (MWH)                     1,927,742   2,078,132   1,918,082   1,775,919      1,801,604     1,697,415
==========================================================================================================================

ELECTRIC OPERATING REVENUES AND EXPENSES (000'S)

OPERATING REVENUES
  Residential                                     67,532  $   66,805  $   66,061  $   64,008     $   64,244    $   66,429
  Commercial                                      55,965      54,168      55,030      53,410         53,599        53,806
  Industrial                                      41,356      38,947      39,929      37,040         39,508        39,340
  Lighting                                         2,065       2,032       2,051       2,010          1,915         1,933
  Wholesale                                          310         314         859         937            903           895
--------------------------------------------------------------------------------------------------------------------------
     Total Revenue From Customers                167,228  $  162,266  $  163,930  $  157,405     $  160,169    $  162,403
       Unbilled Sales-Net Increase (Decrease)      2,375         408         210       1,450           (237)         (964)
--------------------------------------------------------------------------------------------------------------------------
     Total Revenue                               169,603  $  162,674  $  164,140  $  158,855     $  159,932    $  161,439
       (Less) Interruptible Revenue               11,215       9,537      11,149       8,450          8,876         8,331
--------------------------------------------------------------------------------------------------------------------------
     Total Firm Revenue                          158,388  $  153,137  $  152,991  $  150,405     $  151,056    $  153,108
       Off-System Revenue                         13,615      18,384      14,098      12,750         15,326        13,857
--------------------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                    183,218  $  181,058  $  178,238  $  171,605     $  175,258    $  175,296
==========================================================================================================================

OPERATING EXPENSES
  Fuel Used in Generation                         92,792  $   78,477  $   98,684  $  104,132     $  116,386    $  114,943
  Operating and Maintenance Expense               32,471      32,441      35,711      33,498         29,474        27,042
  Depreciation and Amortization                   35,104      29,965      20,544      10,333          6,447         6,789
  Taxes                                            3,168      10,249       6,306       8,803          8,866         9,499
--------------------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                    163,535  $  151,132  $  161,245  $  156,766     $  161,173    $  158,273
==========================================================================================================================

SUMMARY OF OPERATIONS (000'S)

  Operating Revenue                              187,324  $  187,374  $  184,914  $  174,098     $  177,972    $  176,789
  Operating Expenses                             163,535     151,132     161,245     156,766        161,173       158,273
  Other Income (including equity AFDC)             1,292       1,466         760       1,308         (2,657)*       1,690
  Interest Expense (net of borrowed AFDC)         25,467      26,425      20,092      11,183          8,805         9,952
--------------------------------------------------------------------------------------------------------------------------
     Net Income                                     (386) $   11,283  $    4,337  $    7,457     $    5,337 *  $   10,254
       Less Preferred Dividends                    1,376       1,537       1,702       1,652          1,646         1,613
--------------------------------------------------------------------------------------------------------------------------
     Earnings on Common Stock                     (1,762) $    9,746  $    2,635  $    5,805     $    3,691 *  $    8,641
==========================================================================================================================


SELECTED FINANCIAL DATA
  Total Assets (000's)                           600,583  $  556,629  $  566,076  $  381,250     $  373,521    $  288,867

ELECTRIC PLANT (000'S)
  Total Electric Plant                           358,878  $  341,526  $  323,664  $  303,637     $  281,606    $  255,601
  Depreciation Reserve                            96,595      87,736      81,934      75,667         71,184        67,645
--------------------------------------------------------------------------------------------------------------------------
     Net Electric Plant                          262,283  $  253,790  $  241,730  $  227,970     $  210,422    $  187,956
==========================================================================================================================

CAPITALIZATION (000'S)
  Short-Term Debt                                 34,000  $   32,500  $   35,000  $   27,000     $   36,000    $   15,000
  Long-Term Debt                                 243,643     274,221     288,075     116,367        119,126       100,685
  Redeemable Preferred Stock                       9,137      10,670      12,070      13,740         15,168        15,102
  Preferred Stock                                  4,734       4,734       4,734       4,734          4,734         4,734
  Common Equity                                  106,558     108,321     103,192     105,658         93,944        82,230
--------------------------------------------------------------------------------------------------------------------------
     Total                                       398,072  $  430,446  $  443,071  $  267,499     $  268,972    $  217,751
==========================================================================================================================
CAPITAL STRUCTURE RATIOS (%)
  Short-Term Debt                                    8.5%        7.5%        7.9%       10.1%          13.4%          6.9%
  Long-Term Debt                                    61.2%       63.7%       65.0%       43.5%          44.3%         46.2%
  Preferred Stock                                    3.5%        3.6%        3.8%        6.9%           7.4%          9.1%
  Common Stock                                      26.8%       25.2%       23.3%       39.5%          34.9%         37.8%
--------------------------------------------------------------------------------------------------------------------------
     Total                                         100.0%      100.0%      100.0%      100.0%         100.0%        100.0%
==========================================================================================================================

MISCELLANEOUS STATISTICS
  Shares Outstanding (Average)                 7,363,424   7,336,174   7,264,360   6,947,746      5,862,411     5,393,306
  Shares Outstanding (Year End)                7,363,424   7,363,424   7,301,557   7,185,143      6,225,394     5,420,955
  Number of Stockholders (Year End)                6,868       7,734       8,250       7,705          7,511         7,325
  Earnings per Common Share                        -0.24  $     1.33  $     0.36  $     0.84     $     0.63 *  $     1.60
  Dividends Declared per Common Share                 -   $     0.72  $     0.87  $     1.32     $     1.32    $     1.32
  Book Value per Common Share                      14.47  $    14.71  $    14.13  $    14.71     $    15.09    $    15.17

  Return on Common Equity                          -1.64%       9.09%       2.51%       5.55%          3.99%*       10.60%
  Ratio of AFDC to Common Stock Earnings             -48%         12%         48%         45%           143%*          28%
  Ratio of Earnings to Fixed Charges                0.86        1.50        1.14        1.49           1.04 *        1.96
  Payout Ratio                                        -           54%        242%        157%           210%*        82.5
  Percentage of Construction Expenditures
    Funded Internally                                100%        100%        100%         86%            72%           70%
==========================================================================================================================

RESIDENTIAL CUSTOMER DATA
  Average Number of Customers                     90,433      89,769      86,194      85,041         84,211        83,305
  Kilowatt-Hours per Customer                      5,896       5,976       5,953       6,073          6,118         6,265
  Revenue per Customer                            746.76  $   744.19  $   766.42  $   752.67     $   762.89    $   797.42
  Revenue per Kilowatt-Hour in cents               12.67       12.45       12.88       12.39          12.47         12.73
==========================================================================================================================

MISCELLANEOUS SYSTEM DATA
  Net System Capability at Time of Peak
    (MW) Firm                                     344.44      373.04      330.01      340.45         341.17        342.39
  System Peak Demand (MW) (Winter Peak)           277.06      274.32      267.98      275.84         267.42        253.27
  Reserve Margin at Time of Peak                    24.0%       36.0%       23.2%       23.4%          27.6%         35.2%
  System Load Factor                                79.0%       77.0%       79.9%       73.5%          76.4%         77.2%
==========================================================================================================================


  * Includes the reserve established on certain licensing activites in 1993 ($5.6 million after taxes or $.95 per common share).  (See note 6).



ITEM 7
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION


RECENT EVENTS AFFECTING THE ELECTRIC UTILITY INDUSTRY AND THE COMPANY

RESTRUCTURING THE INDUSTRY - Over the last several years, there have been a number of legislative and regulatory initiatives throughout the United States designed to restructure the traditional vertically integrated electric utility industry. These initiatives typically encourage or require the disaggregation of existing electric utility functions into transmission and distribution activities on the one hand and electrical generation and marketing activities on the other. They are intended to introduce competition into markets for the production and supply of electric energy while maintaining transmission and distribution systems owned and maintained by more traditionally regulated utilities. This industry restructuring poses a number of logistical and policy questions including 1) the most efficient way to spin-off electric generation and related assets from existing electric utilities, 2) the extent to which existing utilities can or should be permitted to participate in the competitive markets, 3) the extent to which the remaining transmission and distribution utilities should be allowed to recover through rates charged to their customers costs that have been incurred in order to meet their historical public service obligations but become "stranded" by the introduction of competition into traditionally regulated markets, 4) the mechanisms through which those stranded costs can best be recovered and 5) the uninterrupted supply of electric energy for those consumers who do not or cannot arrange independently for the purchase of electric energy.

In 1995, the Maine Legislature initiated a process for the development of electric utility restructuring that culminated in "An Act to Restructure the State's Electric Industry", which the Governor signed into law on May 29, 1997. The principal provisions of the new law are as follows:

1) Beginning on March 1, 2000, all consumers of electricity shall have the right to purchase generation services directly from competitive electricity suppliers who will not be subject to rate regulation.

2) By March 1, 2000, the Company must divest of all generation related assets and business functions except for:

a) contracts with "qualifying facilities" (generally, those non - utility generators from whom the Company was required to purchase what turned out to be high - cost power generated by renewable resources pursuant to the Public Utilities Regulatory Policies Act of 1978 (PURPA)) and conservation providers;

b) nuclear assets, namely, the Company's investment in the Maine Yankee Atomic Power Company nuclear generating plant (Maine Yankee);

c) assets that the Maine Public Utilities Commission (MPUC) determines necessary for the operation of the transmission and distribution services.

The MPUC may grant an extension of the divestiture deadline if the extension will improve the selling price. For assets not divested, the utilities are required to sell the rights to the energy and capacity from these assets. The Company must submit to the MPUC its divestiture plan no later than January 1, 1999. The Company's plan has already been submitted.

3) Billing and metering services will be subject to competition beginning March 1, 2002, but the legislation permits the MPUC to establish an earlier date, no sooner than March 1, 2000.

4) The Company, through an unregulated affiliate, may market and sell electricity both within and outside its current service territory, but limited to 33% of the load within the Company's service territory. In addition, such an unregulated affiliate could not, itself, own any generation assets.

5) The Company will continue to provide transmission and distribution services which will continue to be subject to regulation by the MPUC.

6) If after March 1, 2000, 10% or more of the stock of a regulated transmission and distribution utility is purchased by an entity, the purchasing entity and any related entity may not sell or offer for sale generation service to any retail customer of electric energy in the state of Maine. In addition, if the transmission and distribution utility has a marketing affiliate (see item 4 above), the MPUC might require divestiture of that affiliate.

7) Maine electric utilities will be permitted a reasonable opportunity to recover legitimate, verifiable and unmitigable costs that are otherwise unrecoverable as a result of retail competition in the electric utility industry (the so-called "stranded costs"). The MPUC shall determine these stranded costs by considering:

a) the utility's regulatory assets related to generation;
b) the difference between net plant investment in generation assets compared to the market value for those assets; and
c) the difference between future contract payments and the market value of the purchased power contracts.

The Company must pursue all reasonable means to reduce its potential stranded costs and to receive the highest possible value for generation assets and contracts, including the exploration of all reasonable and lawful opportunities to reduce the cost to ratepayers of contracts with qualifying facilities. By July 1, 1999, the MPUC must estimate the stranded costs for the Company and the manner for the collection of those costs by the transmission and distribution company. Customers reducing or eliminating their consumption of electricity by switching to self-generation, conversion to alternative fuels or using demand-side management measures cannot be assessed exit or entry fees. The MPUC must include in the rates charged by the transmission and distribution utility decommissioning expenses for Maine Yankee. In 2003 and every three years thereafter until the stranded costs are recovered, the MPUC must review and reevaluate the stranded cost recovery.

8) All competitive providers of retail electricity must be licensed and registered with the MPUC and meet certain financial standards, comply with customer notification requirements, adhere to customer solicitation requirements and are subject to unfair trade practice laws. Competitive electricity providers must have at least 30% of the electricity that they sell at retail in Maine derived from renewable resources (such as most types of hydroelectric plants and plants that would be qualifying facilities under PURPA).

9) A standard-offer service will be available for all customers. If the Company were to have an unregulated affiliate competitive electricity provider, it would be prohibited from providing more than 20% of the load within the Company's service territory under the standard - offer service.

10) An unregulated affiliate of the Company marketing and selling retail electric power must adhere to specific codes of conduct, including, among others:

a) employees of the unregulated affiliate providing retail electric power must be physically separated from the regulated distribution affiliate and cannot be shared;

b) the regulated transmission and distribution affiliate must provide equal access to customer information;

c) the regulated transmission and distribution company cannot participate in joint advertising or marketing programs with the unregulated affiliate providing retail electric power;

d) the transmission and distribution company and its unregulated affiliated provider of retail electric power must keep separate books of accounts and records; and

e) the transmission and distribution company cannot condition or tie the provision of any regulated service to the provision of any service provided by the unregulated affiliated provider of electricity.

11) Employees, other than officers, displaced as a result of retail competition will be entitled to certain severance benefits and retraining programs. These costs will be recovered through charges collected by the regulated transmission and distribution company.

12) Other provisions of the new law include provisions for:

a) consumer education;
b) continuation of low-income programs and demand-side management activities;
c) consumer protection provisions;
d) new enforcement authority for the MPUC to protect consumers.


In view of the Maine restructuring legislation, the Company has been reviewing and revising its business plans. The Company believes its basic business will continue to be as a regulated transmission and distribution utility. The Company will also pursue opportunities in other regulated or unregulated business activities that are compatible with the Company's basic business. The Company presently believes that it will be less likely to engage in activities that would require isolation from its basic business, such as the approach the restructuring law has taken governing the relationship between a regulated transmission and distribution utility and any affiliated entity intending to engage in marketing and selling electricity. The Company has made no final determination whether it will establish such an affiliate in order to continue the marketing and selling of electricity after March 1, 2000.

MAINE YANKEE - The Company owns 7% of the common stock of Maine Yankee, which owns and, prior to its permanent closure in 1997, operated an 880 megawatt (MW) nuclear generating plant in Wiscasset, Maine. The Company's equity ownership in the plant entitled the Company to about 7% of the output pursuant to a cost-based power contract. Since the plant began operation in 1972, it has provided a source of power for the Company and its customers at a cost consistently below the cost of power otherwise available in bulk power markets.

Following a year long shutdown for repairs to the steam generators in 1995, Maine Yankee came under intense regulatory scrutiny in a series of events beginning in December 1995 with an anonymous letter about an allegedly faulty computer program. The events evolved into a number of investigations by Maine Yankee's primary licensing authority, the United States Nuclear Regulatory Commission (NRC) and by Maine Yankee itself. Concerns included compliance with NRC regulations, conformance of the plant to design specifications, adequacy and condition of components and systems, and management issues. During the evolution of these events, the NRC itself became subject to public criticism about the adequacy of its regulatory activities and its relationship with nuclear plant licensees, and in response, the NRC implemented changes in its approach to oversight of licensees that had the effect of amplifying the regulatory scrutiny.

Maine Yankee operated for part of 1996, but under a restriction imposed by the NRC that limited its operation to 90% of full power capacity pending the resolution of various issues. In early December 1996 the plant was shut down to address cable-separation and associated issues. Subsequently, Maine Yankee also determined that a substantial portion of the nuclear fuel in the reactor was defective and had to be replaced, thereby extending the outage into a refueling outage. During this extended outage, the plant owners analyzed in-depth the viability of continued operation of the plant. While the plant was shut down, the Company incurred incremental replacement power costs of approximately $1 million per month in addition to its 7% share of the costs expended in the owners' efforts to return the plant to service. On May 27, 1997, the Board of Directors of Maine Yankee voted to reduce maintenance and repair spending at the plant and announced that Maine Yankee was considering permanent closure based on economic concerns and uncertainty about operation of the plant. On August 6, 1997, the Board voted to cease power operations at the plant permanently and to begin the process of decommissioning the plant. The decision to shut down the plant was based on an economic analysis of the costs, risks and uncertainties associated with operating the plant compared to those associated with closing and decommissioning the plant. The decision to close the plant should mitigate the costs the Company would otherwise incur through a phasing down of Maine Yankee's operations and maintenance costs. The need to purchase replacement power will continue.

Maine Yankee's most recent estimate of the total costs of decommissioning and plant closure, excluding funds already collected, is $930 million (undiscounted). The Company's share of this estimated cost is $65.1 million and was recorded as a regulatory asset and decommissioning liability at September 30, 1997.

In a related matter, in early September, 1997, the MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994 to June 30, 1997. The report contained both positive and negative conclusions, the latter explaining that: Maine Yankee's decision in December, 1996, to proceed with the steps necessary to restart its nuclear generating plant at Wiscasset, Maine, was "imprudent"; that Maine Yankee's May 27, 1997, decision to reduce restart expenses while exploring a possible sale of the plant was "inappropriate," based on the consultant's finding that a more objective and comprehensive competitive analysis at the time "might have indicated a benefit for restarting" the plant; and that those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. If any of these costs are determined to have been imprudently incurred, by FERC or the MPUC, the Company may be required to write down a portion of its investment in Maine Yankee. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the prudence of the Maine Yankee shutdown decision and of the operation of Maine Yankee prior to the shutdown, and announced that it had directed its consultant to extend its review to include those areas.

On December 2, 1997, the MPUC issued an Order staying the investigation. The MPUC noted that Maine Yankee had begun a rate proceeding before the Federal Energy Regulatory Commission (FERC) on November 6, 1997, which could address the prudence issues raised in the MPUC's investigation. The MPUC therefore stayed its investigation in order "to avoid unnecessary duplicative efforts by all parties involved". The MPUC reserved the right to reopen the investigation particularly if FERC declines to address the prudence issues of concern to the Commission "if we feel it necessary to further investigate these matters after the FERC proceeding ends." The Company cannot therefore predict whether the MPUC will reopen its investigation once the FERC proceeding is concluded.

THE COMPANY'S RESPONSE TO PRESSURES CAUSED BY THE CLOSURE OF MAINE YANKEE - The operational problems that have plagued Maine Yankee since 1995 and its final closure in 1997 have placed a significant strain on the Company's financial resources and have had a substantially negative impact on the Company's earnings in 1995, 1996 and 1997. The Maine Yankee experience aggravated the financial pressure the Company was already under as a result of its attempt to avoid rate increases, expand its revenues through marketing efforts, and otherwise deal with emerging competitive pressures. In response, the Company has reduced its expenditures for ongoing operation and maintenance and for capital improvements where it reasonably can. In addition, the Company focused on three major areas - rate relief, restructuring another high-cost power contract, and relations with its lenders - each of which is discussed below.

RATE CASE - On March 3, 1997, the Company notified the MPUC of its intent to file for a general increase in rates.
Under Maine law, a utility must ordinarily notify the MPUC two months in advance of the filing of a request for a general increase in rates and the MPUC then has nine months to investigate that request. However, under certain circumstances, the MPUC may allow a utility to implement a requested increase in rates on a temporary basis pending the conclusion of its investigation of the utility's request for a general increase in rates.

On April 1, 1997, the Company filed with the MPUC a Petition for Temporary Rates to increase its rates by an amount that would increase its annual revenues by $10 million effective June 1, 1997. In doing so, the Company cited the continuing impact on the Company's financial condition and cash flow of the ongoing outage at the Maine Yankee nuclear power plant. The Company also cited potential noncompliance with financial covenants contained in its bank credit agreement (including the fixed charge coverage ratio, discussed below) and the need to maintain adequate borrowing capacity for working capital purposes, including mandatory debt repayments.

On June 26, 1997, the MPUC issued an order authorizing the Company to change rates temporarily to increase its annual revenues by approximately $5.1 million effective July 1, 1997. In doing so, however, the MPUC also required the Company to accelerate the amortization of the deferred regulatory asset associated with the 1993 buyout of one of its high-priced non-utility generator contracts. As a result, revenue produced by the rate increase did not increase earnings, but it did increase cash flow. Effective December 12, 1997, the MPUC authorized the Company to revert to the original amortization schedule of that deferred regulatory asset, thereby permitting the temporary rate increase previously authorized to impact the Company's earnings positively from that date on.

On February 9, 1998, the MPUC issued its final order on the Company's request to increase its rates that it filed in March of 1997. Of the approximately $22 million increase in annual revenue ultimately requested by the Company, the MPUC authorized an increase of approximately $13.2 million (which includes the 5.1 million temporary rate increase discussed above) annually. While there are many factors that explain the difference between the MPUC allowance and the Company's requested increase, much of that difference is attributable to the proposed accounting treatment of various costs and the deferral of other costs for future consideration, including the deferral of certain costs associated with Maine Yankee. While those accounting recommendations will affect the timing of receipt of revenues by the Company and will require the Company to finance the payment of the associated costs, they should not significantly affect the Company's earnings during the period that the new rates are effective.

The MPUC order is based upon a determination that the Company should be allowed to earn an annual return of 12.75% on common equity. It also includes a "rate plan" under which the Company's rates will be subject to certain reconciliations based upon actual expenditures by the Company and an annual adjustment beginning on May 1, 1999 to account for inflation with an offset for assumed increases in productivity. Other than those adjustments, the Company will not change its rates unless its return on equity exceeds or falls short of the allowed return by more than 350 basis points. If the Company's return on equity falls outside of that bandwidth, 50% of the excess or shortfall will be adjusted for in the Company's rates.

RESTRUCTURING OF POWER PURCHASE CONTRACT - The Company has been working to restructure a power purchase contract with the Penobscot Energy Recovery Company (PERC), its last remaining high-priced non-utility generator contract that offers a potential for substantial savings. PERC owns a waste-to-energy facility in Orrington, Maine that provides solid waste disposal services to many communities in central, eastern and northern Maine. The contract requires the Company to purchase the electricity output of the plant until 2018 at a price that is presently above the cost of alternative sources of power, and, in the Company's opinion, is likely to remain so. The Company has been working with PERC and the affected municipalities at a restructuring of the power contract that would result in substantial savings for the Company and would continue to allow PERC to meet the solid waste disposal needs of Maine communities. The Company has reached an agreement with PERC and a committee representing the municipalities that includes the following major components:

1) The Company would make an up-front payment to PERC of $6 million and installment payments over the next four years following consummation of the transaction totalling an additional $4 million. These funds would be retained by PERC to meet operation and debt service reserve requirements of the PERC plant.

2) As of December 31, 1997, the PERC plant was financed in part by tax-exempt municipal revenue bonds in the principal amount of $47.9 million payable pursuant to a sinking fund schedule and finally maturing in 2004. The credit on those bonds is enhanced by letters of credit issued by a group of banks. Those bonds would be restructured to extend the maturity date to 20 years from the date of closing. The bonds would continue to be tax-exempt and their credit would be enhanced by the moral obligation of the state of Maine under the auspices of the Finance Authority of Maine (FAME) pursuant to the State of Maine's Electric Rate Stabilization Program. The extended maturity of low-cost bonds would, therefore, provide savings to be shared by the parties.

3) The Company would continue to purchase power at the rates established under the existing PERC contract. Payments would be made to a trust from which disbursements would be made according to the following priorities:

a) debt service and expense, including all principal and interest;
b) trustee and bond related fees and expenses;
c) all operating and maintenance expenses of the PERC plant;
d) operating and management fees paid to the PERC partners pursuant to a partnership operating agreement;
e) payment to the PERC owners of any savings in interest expense resulting from the prepayment of bonds; and
f) except for cash reserve requirements, all remaining cash would be distributed 1/3 to the Company, 1/3 to the PERC owners and 1/3 to the participating municipalities.

4) The Company would issue warrants for the purchase of two million shares of its common stock, one million each to the PERC owners and the participating municipalities. The warrants would be exercisable within ten years of their issuance and would entitle the holder to purchase common stock for $7 per share (subject to adjustment under certain circumstances). No warrants may be exercised within the first nine months after their issuance, and they would become exercisable in 500,000 share blocks following the expiration of nine months, 21 months, 33 months and 45 months from the closing date. Upon exercise, the Company would have the option, instead of providing common stock, to pay cash equal to the difference between the then market price of the stock and the exercise price of $7 per share times the number of shares as to which exercise is made. The MPUC has established a cap on ratepayers' exposure to the cost of the warrants. Ratepayer costs are limited to the difference between the higher of $15 per share or the book value per share at the time the warrants are exercised and the $7 exercise price. The Company would not recover any costs above the cap from ratepayers.

5) The municipalities would extend their waste disposal contracts through 2017 and waive their existing rights to an early termination or the buyout of PERC.

There are a number of events upon which the proposed transaction is contingent, including approval by the affected municipalities, the rendering of an opinion by bond counsel that the PERC bonds will remain tax-exempt and the financing of necessary cash payments by the Company. The Company and the other parties to the transaction are tentatively planning a closing in the spring of 1998.

Depending in part on the ultimate cost of the warrants, it is projected that the restructured PERC contract will result in net cost savings with a present value of $30 40 million over the remaining life of the contract. That projection is based upon a number of assumptions about future events and the markets for electricity.

EXISTING LENDING AGREEMENTS AND MONETIZATION OF POWER SALE CONTRACT - The Company has been negotiating with interested parties the monetization of a power sale contract with UNITIL Power Corp. (UNITIL), a New Hampshire based electric utility. The Company currently provides power to UNITIL at significantly above-market rates, with the contract term ending in the year 2003. Based upon current projections of wholesale electricity markets, it is expected that the rates charged under the UNITIL contract will remain at above-market levels for the remainder of the contract term. Therefore, the assignment of the Company's rights under the contract has a positive present cash value. The Company is currently proceeding to complete a transaction with a financial institution pursuant to a letter of intent that would provide a loan of approximately $25 million in net proceeds secured by the value of the UNITIL contract. As discussed below, the proceeds of such a transaction could be used to finance a portion of the contract restructuring with PERC and to resolve outstanding financial covenant issues under the Company's credit agreement with its lending banks.

The credit agreement with the Company's lending banks contains a number of covenants keyed to the Company's financial condition and performance. One such covenant requires the Company to maintain a consolidated fixed charge ratio of 1.5 to 1.0 (defined as the ratio of the sum of the Company's net income, income tax expense and interest expense to the Company's interest expense, subject to a few minor adjustments) and is measured quarterly for the prior four quarters. After the first quarter of 1997, the Company was not in compliance with the fixed charge ratio covenant. The Company obtained temporary waivers of the noncompliance through June 6, 1997.

On June 6, 1997 the Company and the lending banks amended the credit agreement. Under the amendment, compliance with the fixed charge ratio covenant was permanently waived for the four quarters ending March 31, 1997 and June 30, 1997. The Company was also out of compliance with the fixed charge ratio covenant for the four quarters ending September 30, 1997 and December 31, 1997 and has received temporary waivers of those violations until March 31, 1998. On November 20, 1997, the Company and the lending banks amended the agreement as part of a plan to reduce the level of the banks' credit commitment and reestablish the financial covenants to levels that the Company anticipates it can reasonably achieve. Under the amendment (as subsequently modified), if the Company monetizes the UNITIL contract as discussed above before March 31, 1998 in an amount that generates the net proceeds contemplated, it will be permitted to proceed with the restructuring of its power purchase contract with PERC and to use $6 million of the proceeds of the monetization to complete the PERC transaction, with the remainder of the proceeds to be used to reduce permanently the borrowing capacity of the existing revolving credit facility. On or before December 31, 1998, the Company must further reduce permanently the borrowing capacity under the revolving credit facility by that additional $6 million. The amendment also establishes new financial covenant levels that appear reasonably achievable under the Company's current financial forecasts, although there are a number of important variables that could affect the Company's ability to meet those covenants in the future.

As of this writing, the monetization of the power sale contract with UNITIL has not occurred, and only temporary waivers have been received for the covenant violations for the four quarters ending September 30, 1997 and December 31, 1997. Consequently, the Company has classified its $34 million of medium term notes as current liabilities as of December 31, 1997. If the UNITIL transaction occurs, permanent waivers will, pursuant to the credit agreement, become effective, and the medium term notes will be reclassified as long-term liabilities.

The Company also anticipates that during 1998 or beyond, future cash needs may exceed the borrowing capacity under the revolving credit facility after the reductions described above, and accordingly, the Company may be required to find new sources of financing. The Company is in the process of exploring the alternatives available for such additional sources of financing. The Company expects to be able to obtain funds necessary to meet its obligations as they arise.

COMMON STOCK DIVIDENDS - In June of 1995, the Board reduced the quarterly dividend on common stock by $.15 from $.33 per share to $.18 per share, resulting in a reduction in the indicated annual rate from $1.32 to $.72. At its March 19, 1997 meeting, the Board of Directors determined that the payment of common stock dividends should be suspended, and to date, no additional common stock dividend has been declared.

STORM DAMAGE - Beginning on January 5, 1998, much of the state of Maine experienced weather conditions that included snow, sleet and freezing rain, culminating in a sleet storm on January 7, 8 and 9. Heavy icing conditions caused trees to fall into power lines and also caused power lines to fall from the added weight of the ice. Damage to transmission and distribution equipment was widespread throughout the Company's service territory. One of the Company's major transmission lines serving the eastern part of its service territory was entirely destroyed for a stretch of approximately eight miles. By January 9, an estimated 60,000, or roughly 60%, of the Company's customers were without power at the same time due to damage from the storm. The Governor of Maine declared a state of emergency, and President Clinton declared the state of Maine a federal disaster area.

The effort to restore power and repair transmission and distribution equipment was extensive. Lineworkers and tree crews from throughout the eastern United States and Canada participated in the effort, and by January 18, power had been restored to all but a few of the Company's customers. The cost of the restoration is still being determined but it is expected to total as much as $5 million or more. The MPUC has issued an order authorizing the Company to defer incremental storm damage expenses for future recovery through the rates charged to customers. The MPUC is expected to investigate the prudence of the costs incurred and to establish a time frame for the recovery of the prudently incurred costs. The Company believes its storm damage costs were prudently incurred and that it should, therefore, be allowed to recover them in rates.

PROPOSED GAS PROJECT -The Company and Energy Pacific, LLC (Energy Pacific) have formed a joint-venture company, Bangor Gas Company, LLC, that is currently seeking approval from the MPUC to build, own and operate a natural gas distribution system to serve the greater Bangor area.

Los Angeles-based Energy Pacific is a joint-venture of Pacific Enterprises and Enova Corporation, which are in the process of a corporate merger. Pacific Enterprises is the parent company of Southern California Gas Company, the nation's largest natural gas distribution company. Enova is the parent of San Diego Gas and Electric Company. Together, the two companies provide natural gas to approximately six million customers in California. Pacific Enterprises and the Company worked together in a partnership to develop the West Enfield Hydro Project in 1986.

Gas service to Maine will be made economically feasible for the first time by the Maritimes and Northeast Pipeline Project, slated for completion in mid-1999. The new pipeline will extend from the Sable Offshore Energy Project near Sable Island, Nova Scotia, through the state of Maine and interconnect with the Tennessee Gas Pipeline in Dracut, Massachusetts. The route, as proposed, comes near the Bangor area, providing an opportunity for retail gas distribution in the greater Bangor marketplace.

Company officials estimate the cost to build and implement the new Bangor Gas system to be approximately $40 million. The Company is not obligated to make material capital contributions to the joint-venture in the near term.

DIVESTITURE OF GENERATION ASSETS - On February 9, 1998, the Company filed its plan for divesting its generation-related assets with the MPUC in accordance with the electric utility industry restructuring provisions signed into law last year. This plan could result in the identification of proposed purchasers by mid-summer 1998. Further regulatory approvals will then be required to actually complete the sale. The Company is offering a total of 166 MW of generation assets.

OTHER - Management's discussion and analysis of results of operations and financial condition contains items that are "forward-looking" as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Factors that might cause such differences include, but are not limited to, future economic conditions, relationship with lenders, earnings retention and dividend payout policies, electric utility restructuring, developments in the legislative, regulatory and competitive environments in which the Company operates, and other circumstances that could affect revenues and costs.


LIQUIDITY, CAPITAL REQUIREMENTS, AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events for the years ended December 1997, 1996 and 1995 as they affect the Company's liquidity. Net cash provided by operations was $36.4 million in 1997, $44.8 million in 1996 and a negative $164.5 million in 1995. The principal reason for the decrease in cash flows from operations in 1997 was the impact of Maine Yankee. The Company incurred approximately $10.7 million in additional Maine Yankee operating and replacement power costs in 1997 as compared to 1996. Also, the Company incurred $2.7 in Maine Yankee refueling outage costs in 1997. The Company's cash flows were improved with the 3.8% temporary rate increase effective July 1, 1997. Positively impacting cash flows in the 1997 period was the payment of $545,000 in income taxes, as compared to $2.3 million in income tax payments in 1996. The Company made approximately $2 million less in interest payments in 1997 as compared to 1996. Also enhancing cash flows from operations in 1997 was an improvement in accounts receivable collections for one of the Company's largest customers. In the third quarter of the 1997, the Company received $2.6 million from a large customer, who prepaid its electric usage for a one-year period. Finally, in the 1996 period, the Company expended $1.7 million to terminate a demand-side management contract.

The principal reason for the increase in cash provided by operations in 1996 as compared to 195 was the $197.7 million spent in 1995 for the buyout of purchased power contracts ($168.7 million) and related financing costs ($29 million). Exclusive of the costs of those buyouts, which were entirely debt financed, cash flows provided by operations were $33.2 million in 1995. Other factors that contributed to improved cash flows in 1996 as compared to 1995 were savings in purchased power costs because of the contract buyouts ($11.2 million), the improved operation of Maine Yankee in 1996, the necessity in 1995 to record expenses associated with the resleeving of steam generator tubes at Maine Yankee and $2.4 million in refueling costs incurred in 1995 (a net $8.6 million of improved cash flow associated with Maine Yankee in
1996).

Over the last three years, capital expenditures have been $17.5 million in 1997, $18.8 million in 1996 and $19.5 million in 1995. In 1997, approximately $3.6 million of the capital expenditures was related to implementing new customer, geographic and financial information systems, $2.8 million was related to the Company's power production facilities, $7.1 million was for its distribution system, and $3.3 million was for its transmission system, with the remainder related to other general property and equipment and costs associated with the licensing of hydroelectric projects. The Company expects its capital expenditures to total between $45 million and $55 million over the next three years, although it may be necessary to adjust the budget for capital expenditures on a year-to-year basis.

Dividends paid on common stock were lower in 1997 due to the suspension of the common dividend, beginning with the first quarter of 1997. The reduction in preferred dividends paid resulted principally from $3 million in sinking fund payments made on the Company's 8.76% mandatory redeemable preferred stock in 1996.

In 1997 the Company repaid $14 million of principal on its outstanding medium term notes and made $1.9 million in sinking fund payments on its 12.25% first mortgage bonds. In 1997, the Company also made a sinking fund payment of $1.5 million on its 8.76% mandatory redeemable preferred stock. As discussed in more detail in Note 3 to the Consolidated Financial Statements, the Company also made approximately $94,000 in payments to the institutional holder of the 8.76% series preferred stock related to a "make whole provision" under the preferred stock purchase agreement. In 1996, the Company made a $12 million payment on its medium term notes, $1.6 million in sinking fund payments on its 12.25% first mortgage bonds, $3 million in sinking fund payments on its 8.76% mandatory redeemable preferred stock, and approximately $188,000 in make whole provision payments.

Capital and operating needs in 1997 and 1996 were met through internally generated funds and the Company's revolving credit line. The Company anticipates that during 1998 or beyond, future cash needs may exceed the borrowing capacity under the revolving credit facility after the reductions described above (see "Existing Lending Agreements and Monetization of Power Sale Contract"), and accordingly, the Company may be required to find new sources of financing. The Company is in the process of exploring the alternatives available for such additional sources of financing and expects to be able to obtain amounts necessary to meet its obligations as they arise.

The purchased power contract buyback in 1995 was financed through the issuance of $126 million of FAME Revenue Notes and $60 million of medium term notes, thereby significantly increasing the Company's indebtedness. Additional short-term borrowings were also made in 1995 under the Company's revolving credit agreement to finance the transaction. The Company has $132.6 million of first mortgage bond and other long-term debt sinking fund requirements and maturities in the period 1998 2002. The Company also has $1.5 million of mandatory annual sinking fund payments and $94,000 of annual payments under the "make whole provision" on its redeemable preferred stock.


RESULTS OF OPERATIONS

The Company incurred a loss per common share of $.24 in 1997, as compared to earnings per common share of $1.33 and $.36 in 1996 and 1995, respectively. Earned return on average common equity was 9.1% in 1996 and 2.5% in 1995. Negatively impacting earnings in 1997 and 1995 were the previously discussed shutdowns of Maine Yankee. Positively impacting earnings in 1997 and 1996 was the 1995 buyout of two high-cost power purchase contracts from non-utility generating plants. That transaction has resulted in incremental savings of approximately $2.4 million or $.32 per common share after income taxes in 1996 as compared to 1995. In 1996 Maine Yankee also operated relatively well.

Effective January 1, 1997 the Company renegotiated the revenue sharing portion of a special rate contract with its largest industrial customer. The rate for this customer is based in part on a revenue sharing arrangement whereby the revenues for service vary depending on the price and volume of product sold by the industrial customer to its customers. Under the revised revenue sharing formula, the revenues from the revenue sharing were reduced by approximately $3.2 million in 1997. The Company also entered into a special rate contract with a large pulp and paper manufacturer, effective April 1, 1997. Annual revenues for this customer are estimated to be reduced by approximately $1.5 million due to the reduced rate. It was necessary to reduce rates to this pulp and paper manufacturer in order to retain the customer, since the customer was exploring self-generation for its energy needs.

Electric operating revenue for the 1997 period decreased by $49,000 as compared to 1996. There was a $4.9 million decrease in off-system sales (sales related to power pool and interconnection agreements and resales of purchased power) in 1997, and revenue sharing (discussed above) decreased by $3.2 million in 1997. Electric operating revenue associated with kilowatt-hour (KWH) sales, excluding off-system sales, increased by $6.9 million or 4.26% in 1997 as compared to 1996, due to the impact of the 3.8% temporary rate increase effective July 1, 1997, and an overall 4.0% increase in total KWH sales in 1997, excluding off-system sales. These increases were offset by the effect of adjusting prices downward to some customers in order to retain sales that would otherwise be lost to competitive pressures. Of the 4.0% total increase in KWH sales in 1997, approximately 68% was related to increased usage by the Company's largest special contract customers.

Electric operating revenue increased by $2.5 million, or 1.3%, in 1996 as compared to 1995 due principally to a $4.3 million increase in off-system sales. This increase was somewhat offset by the impact of a 1.33% decrease in KWH sales in 1996 and the effect of selective price reductions to meet competitive pressures. The KWH sales decrease was caused primarily by drastically reduced sales to one of the Company's largest special contract customers from which the Company receives a relatively low profit margin. Without the impact of the reduced sales to this customer, total KWH sales were 1.7% higher in 1996 than in 1995.

Prior to the elimination of the so-called "fuel cost adjustment" method of recovering fuel and purchased power costs effective January 1, 1995, the MPUC had authorized the Company to use a deferred fuel accounting methodology under which fuel revenue essentially matched fuel expense. Effective with the elimination of the fuel cost adjustment, deferred fuel accounting was eliminated. This change required the Company to record, as expense, actual fuel costs incurred. The deferred fuel revenue balance at December 31, 1994 of $3 million, was amortized over a three-year period beginning January 1, 1995 as a reduction in fuel for generation and purchased power expense and was a benefit to earnings.

The $14.3 million increase in fuel for generation and purchased power expense in 1997, as compared to 1996, was principally due to the Maine Yankee shutdown, as previously discussed. The increased expense in 1997 was also attributable to the 4.0% increase in KWH sales in 1997 (excluding off-system sales), a reduction in the Company's hydroelectric power generation in 1997, as well as an overall increase in the price of purchased power in 1997 as compared to 1996. Also, the Company realized greater benefits/cash settlements under its fuel hedge program (for a more complete discussion of the Company's fuel hedge program, see Note 11 to the Consolidated Financial Statements) in 1996 as compared to 1997, due principally to the spot price of residual oil decreasing significantly in 1997 (as compared to 1996), and the Company's hedge in 1997 was at a higher fixed cost than in 1996. Finally, in 1997 the Company charged to expense $1.9 million of previously deferred Maine Yankee refueling costs, as a result of the Company's most recent rate order (see Rate Case discussion above). Offsetting these increases was the $4.9 million reduction in off-system sales in 1997. Also, in connection with the most recent rate order, the Company was ordered to defer the excess of Maine Yankee related costs included in the rate order over the actual costs incurred effective December 12, 1997. The Company deferred approximately $719,000 in such costs, which prior to the rate order would have otherwise been charged to expense, for the period from December 12 through December 31, 1997.

The significant decrease in fuel for generation and purchased power expense in 1996 as compared to 1995 was related principally to the buyout of the high-cost purchased power contracts in June 1995 ($18 million reduction in expense in 1996) and the improved performance of Maine Yankee in 1996. The incremental replacement power costs for Maine Yankee were $4.3 million in 1996, compared to $10.5 million in replacement power and steam tube resleeving project expenses in 1995. Offsetting these decreases was a $4.3 million increase in off-system sales in 1996.

Other operation and maintenance (O&M) expense decreased by $3.3 million in 1996 from 1995 levels, principally because of the charges for the 1995 early retirement and severance program ($3.9 million charge to other O&M in 1995). Bad debt expense was $.8 million lower in 1996 due to the $.7 million increase in the reserve for uncollectible accounts in 1995 and a reduction in bad debt write-offs in 1996. O&M payroll expense decreased in 1996 by $.9 million principally as a result of the early retirement and severance program. These decreases were offset to some extent by a $.7 million increase in active employee medical expenses and postretirement pension, medical and life insurance benefit costs in 1996.

The increases in depreciation and amortization expense in 1997 was principally caused by the termination, on December 31, 1996, of the amortization of the remaining balance of the over-accumulated reserve for depreciation. This amortization, which reduced annual depreciation expense, amounted to $1.8 million in each of the six years from 1989 through 1996. The depreciation expense increase in 1997, as well as in 1996, were also affected by the growth in the Company's electric plant in service, including the effect of the implementation of large information system projects, which have shorter useful lives than traditional utility equipment.

The Company's expenses over the period 1995 1997 have been significantly affected by amortizations authorized by the MPUC and charged annually against earnings. The MPUC has specifically authorized the inclusion of these expenses in the Company's electric rates. Absent such regulatory authority, the expenses that gave rise to the amortizations would have been charged to operations when incurred. Instead, the recognition of such expenses has been deferred, and appear on the Consolidated Balance Sheets as assets on the strength of the regulatory authority to amortize them and collect from customers (thus the term "regulatory assets"). Although there are a number of such authorized amortizations, the major ones are the allowable recovery of the Company's abandoned investment in the Seabrook nuclear project and the costs associated with the 1993 and 1995 purchased power contract terminations. The Company's recoverable investment in Seabrook Unit 1 is being amortized at a rate of $1.7 million per year, beginning in 1985, for a period of 30 years.

Effective March 1, 1994, as authorized in the base rate order from the MPUC, the Company began amortizing the deferred costs associated with the Beaver Wood purchased power contract termination at a rate of $3.9 million annually over a nine-year period. With the July 1, 1997 temporary rate increase, the MPUC required the Company to accelerate the amortization of this deferred regulatory asset. This acceleration resulted in additional amortization of $2.25 million in 1997. Effective December 12, 1997, the MPUC ordered the amortization of this regulatory asset be returned to its level prior to the temporary rate order. The approximately $170 million of costs associated with the 1995 purchased power contract buyback were deferred and recorded as a regulatory asset, to be amortized and collected over a ten-year period, beginning July 1, 1995. Amortization expense related to this contract buyout amounted to $17 million in 1997 and 1996.

Property and other taxes decreased during 1997, due primarily to funds received related to a property tax abatement with one of the municipalities in the Company's service territory and receipts under the state of Maine's personal property tax reimbursement program, offset by the effect of increases in property levels and property tax rates. The 1996 increase as compared to 1995 was due principally to greater property levels and higher property tax rates.

The decrease in income taxes was primarily a function of the operating loss in 1997 as compared to earnings in 1996. Income tax expense in 1997 was increased by $184,000 in investment tax credits (ITC) recorded in 1996 for financial reporting purposes, which were subsequently unable to be utilized when the 1996 federal income tax return was filed in 1997. Income tax expense in 1996 was reduced by the utilization of $947,000 of federal and state ITC. Federal and state income tax expense increased in 1996 over 1995 due principally to increased earnings, offset by the utilization of federal and state ITC.

The 1997 decrease in allowance for funds used during construction
(AFDC) was principally a function of lower levels of construction work in progress. AFDC decreased in 1996 as compared to 1995 due to the discontinuance of recording AFDC on the Company's hydro relicensing costs in March of 1995.

The decrease in other income in 1997 was due primarily to the write - off of start-up costs associated with non-core business ventures by the Company. The 1996 increase in other income was due principally to $1.4 million of interest income earned on the $21 million capital reserve fund set aside in connection with the June 30, 1995 purchased power contracts buyback financing with FAME.

Long-term debt interest expense decreased $1 million in 1997 as compared to 1996 due to $14 million in principal repayments on the medium term notes in 1997, as well as $1.9 million in sinking fund payments on the Company's 12.25% first mortgage bonds. Long-term debt interest expense increased by $6.1 million in the 1996 period as compared to 1995 due to the borrowings to finance the purchased power contract buyouts. The increase was offset to some extent by the impact of $12 million in debt repayments on the medium term notes in June 1996 and sinking fund payments on the Company's 12.25% first mortgage bonds.

The decrease in other interest expense in 1997 was principally a function of a $2.4 million reduction in weighted average short-term borrowings outstanding in 1997 as compared to 1996, offset by an approximately 1/2% increase in the weighted average short-term debt interest rate (including fees) in 1997. Other interest expense in 1996 increased primarily due to the amortization of issuance costs incurred in connection with financing the 1995 purchased power contracts buyout.


CONTINGENCIES

ENVIRONMENTAL MATTERS - On October 10, 1996, the American Institute of Certified Public Accountants issued Statement of Position 96 1, "Environmental Remediation Liabilities" (SOP). The principal objective of the SOP is to improve the manner in which existing authoritative accounting literature is applied by entities to specific situations of recognizing, measuring and disclosing environmental remediation liabilities. The SOP became effective January 1, 1997. This SOP has not had a material impact on the Company's financial position or results of operations.

In 1992, the Company received notice from the Maine Department of Environmental Protection that it was investigating the cleanup of several sites in Maine that were used in the past for the disposal of waste oil and other hazardous substances, and that the Company, as a generator of waste oil that was disposed at those sites, may be liable for certain cleanup costs. The Company learned in October 1995 that the United States Environmental Protection Agency placed one of those sites on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act and will pursue potentially responsible parties. With respect to this site, the Company is one of a number of waste generators under investigation. As to the only other site which has been listed by the Department of Environmental Protection as an Uncontrolled Hazardous Substance Site, the Company was informed that it is considered a de minimis generator.

The Company has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for these waste disposal sites. Additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. At December 31, 1997, the liability recorded by the Company for its estimated environmental remediation costs amounted to $331,000. The Company's actual future environmental remediation costs may be higher as additional factors become known.

IMPACT OF THE YEAR 2000 ISSUE - The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date - sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, an inability to process transactions, send invoices or engage in similar normal business activities.

The Company has been in the process of replacing its aged customer billing and information system and its financial systems for the past several years. This effort will provide the added benefit of ensuring that these computer systems will properly utilize dates beyond December 31, 1999. The Company will continue to assess the "Year 2000" issues as it relates to information systems and personal computer based applications and believes the risks associated with this issue can be mitigated without significant additional costs. The Company presently believes that, with replacement and modification of existing computer systems, the "Year 2000" problem will not pose significant operational problems for the Company. However, if such replacements and modifications are not completed in time, the "Year 2000" problem may have a material impact on the operations of the Company.

The "Year 2000" issue also creates risks for the Company from unforeseen problems with the computer systems of third parties with whom the Company deals. Such failures of third parties' computer systems could have a material impact on the Company's ability to conduct its business. The Company is currently formulating a plan to assess the potential impact of third party vendor failures to address the problem and, if necessary, address this issue. The Company anticipates completing the assessment of the "Year 2000" issue as it relates to its significant suppliers and major customers by the end of 1998. The Company cannot predict whether the systems of other companies will be converted in time or that a failure to convert by another company would not have a material adverse effect on the Company.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1997 the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It also requires dual presentation of basic and diluted EPS on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997. The application of this Statement currently does not impact the Company's EPS calculations. If the Company's PERC restructuring transaction is completed, as previously discussed, the issuance of warrants will cause this Statement to have an effect on the Company's EPS calculations.

In June 1997 the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management does not believe the implementation of this Statement will have a significant effect on the Company's financial statements.

In June 1997 the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments, which are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997. Management does not believe the implementation of this Statement will have a significant effect on the Company's financial statement disclosures.


ITEM 8
FINANCIAL STATEMENTS
& SUPPLEMENTARY DATA
--------------------

                                   BANGOR HYDRO-ELECTRIC COMPANY
                                 CONSOLIDATED STATEMENTS OF INCOME



                                             1997         1996         1995


ELECTRIC OPERATING REVENUE (Note 1):    $187,324,379 $187,373,630 $184,913,771
                                        ------------- ----------- ------------

OPERATING EXPENSES:
  Fuel for generation and purchased
    power (Notes 1 and 12)              $ 92,791,842   78,476,864 $ 98,683,991
  Other operation and maintenance
    (Notes 1 and 5)                       32,471,149   32,440,649   35,711,185
  Depreciation and amortization
    (Note 1)                              10,187,102    7,429,719    6,522,019
  Amortization of Seabrook Nuclear
    Project (Note 7)                       1,699,050    1,699,050    1,699,050
  Amortization of contract buyouts
    (Note 6)                              23,218,500   20,836,561   12,322,570
  Taxes -
    Local property and other               5,124,146    5,367,045    4,884,565
    Income (Note 2)                       (1,956,303)   4,882,453    1,421,674
                                        ------------- ------------ ------------
                                        $163,535,486  151,132,341 $161,245,054
                                        ------------- ----------- -------------
OPERATING INCOME                        $ 23,788,893   36,241,289 $ 23,668,717

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used
    during construction (Note 1)             285,972      368,056      561,898
  Other, net of applicable income taxes
   (Notes 1 and 2)                         1,005,849    1,097,931      197,924
                                        ------------- ------------ ------------
INCOME BEFORE INTEREST EXPENSE          $ 25,080,714   37,707,276 $ 24,428,539
                                        ------------- ----------- -------------
INTEREST EXPENSE:
  Long-term debt (Note 4)               $ 22,638,201   23,651,316 $ 17,596,586
  Other (Note 4)                           3,392,169    3,529,002    3,201,030
  Allowance for borrowed funds used
    during construction (Note 1)            (562,966)    (755,708)    (705,552)
                                        ------------- ------------ ------------
                                        $ 25,467,404   26,424,610 $ 20,092,064
                                        ------------- ------------ ------------
NET INCOME (LOSS)                       $   (386,690)  11,282,666 $  4,336,475

DIVIDENDS ON PREFERRED STOCK (Note 3)      1,375,888    1,537,202    1,701,960
                                        ------------- ------------ ------------
EARNINGS (LOSS) APPLICABLE TO
 COMMON STOCK                           $ (1,762,578)   9,745,464 $  2,634,515
                                        ============= =========== =============
BASIC AND DILUTED EARNINGS (LOSS) PER
  COMMON SHARE, based on the
  weighted average number of shares
  outstanding of 7,363,424 in 1997,
   7,336,174 in 1996 and 7,264,860
   in 1995 (Note 14)                    $      (0.24)        1.33         0.36
                                        ============= ============= ===========
DIVIDENDS DECLARED PER COMMON SHARE     $         -          0.72         0.87
                                        ============= ============= ===========

The accompanying notes are an integral part of these consolidated financial statements.


                               BANGOR HYDRO-ELECTRIC COMPANY
                                CONSOLIDATED BALANCE SHEETS

                                                               December 31,

ASSETS                                                    1997         1996

INVESTMENT IN UTILITY PLANT:
  Electric plant in service, at original
    cost (Notes 4 and 6)                             $341,008,967 $317,832,993
  Less - Accumulated depreciation and
    amortization (Notes 1 and 6)                       96,594,713   87,736,285
                                                     --------------------------
                                                     $244,414,254 $230,096,708

  Construction work in progress (Note 1)               12,011,246   18,554,154
                                                     --------------------------
                                                     $256,425,500 $248,650,862
  Investments in corporate joint ventures (Notes 1
    and 6) -
    Maine Yankee Atomic Power Company                $  5,531,912 $  5,013,781
    Maine Electric Power Company, Inc.                    326,005      124,900
                                                     --------------------------
                                                     $262,283,417 $253,789,543
                                                     --------------------------
OTHER INVESTMENTS, principally at cost (Note 6)      $  5,274,213 $  4,812,895
                                                     --------------------------
FUNDS HELD BY TRUSTEE at cost (Notes 4 and 10)       $ 21,195,772 $ 21,199,004
                                                     --------------------------
CURRENT ASSETS:
  Cash and cash equivalents (Notes 1 and 10)         $    936,796 $  1,274,386
  Accounts receivable, net of reserve ($1,450,000
     in 1997 and 1996)                                 16,614,977   20,691,010
  Unbilled revenue receivable (Note 1)                 11,605,163    9,229,777
  Inventories, at average cost:
    Materials and supplies                              2,759,091    2,993,910
    Fuel oil                                               34,771      302,851
  Prepaid expenses                                      1,206,596    1,671,964
  Deferred Maine Yankee refueling costs (Note 1 & 11)     285,894      895,798
                                                     --------------------------
    Total current assets                             $ 33,443,288 $ 37,059,696
                                                     --------------------------
DEFERRED CHARGES:
  Investment in Seabrook Nuclear Project, net of
    accumulated amortization of $28,474,146 in 1997
    and $26,775,096 in 1996 (Notes 7 and 11)         $ 30,367,929 $ 32,066,979
  Costs to terminate purchased power contracts, net
     of accumulated amortization of $59,616,261 in
     1997 and $36,397,761 in 1996 (Notes 6 and 11)    147,632,924  171,703,691
  Maine Yankee decommissioning costs (Notes 6 and 11)  60,923,840            -
  Deferred regulatory assets (Notes 2, 5 and 11)       32,551,381   29,498,630
  Demand-side management costs (Note 11)                1,705,311    2,631,880
  Other (Note 11)                                       5,204,718    3,867,087
                                                     --------------------------
    Total deferred charges                           $278,386,103 $239,768,267
                                                     --------------------------
      Total Assets                                   $600,582,793 $556,629,405
                                                     ==========================

The accompanying notes are an integral part of these consolidated financial statements.


                            BANGOR HYDRO-ELECTRIC COMPANY
                            CONSOLIDATED BALANCE SHEETS


                                                          December 31,

                                                         1997          1996

STOCKHOLDERS' INVESTMENT AND LIABILITIES

CAPITALIZATION (see accompanying statement):
  Common stock investment (Note 3)                  $106,558,488  $108,321,066
  Preferred stock (Note 3)                             4,734,000     4,734,000
  Preferred stock subject to mandatory redemption,
    exclusive of sinking fund requirements
     (Notes 3 and 10)                                  9,137,160    10,670,171
  Long-term debt, net of current portion
   (Notes 4, 10 and 12)                              221,642,897   274,221,451
                                                    ---------------------------
      Total capitalization                          $342,072,545  $397,946,688
                                                    ---------------------------
CURRENT LIABILITIES:
  Notes payable - banks (Note 4)                    $ 34,000,000  $ 32,500,000
                                                    ---------------------------
  Other current liabilities -
    Current portion of long-term debt and sinking
      fund requirements on preferred stock
        (Notes 3, 4 and 10)                         $ 52,172,468  $ 15,447,429
    Accounts payable                                  13,170,952    13,432,594
    Dividends payable                                    327,443     1,687,495
    Accrued interest                                   3,666,641     3,719,387
    Deferred revenue (Notes 1 and 11)                  1,570,995     1,008,402
    Customers' deposits                                  296,706       359,974
    Current income taxes payable                           7,768             -
                                                    ---------------------------
      Total other current liabilities               $ 71,212,973  $ 35,655,281
                                                    ---------------------------
        Total current liabilities                   $105,212,973  $ 68,155,281
                                                    ---------------------------


COMMITMENTS AND CONTINGENCIES (Notes 6, 9 and 12)


DEFERRED CREDITS AND RESERVES (Note 2):
  Deferred income taxes - Seabrook                  $ 15,765,811  $ 16,651,386
  Other accumulated deferred income taxes             55,858,652    54,805,629
  Maine Yankee decommissioning liability (Note 6)     60,925,586             -
  Deferred regulatory liability (Note 11)              9,972,246     8,445,642
  Unamortized investment tax credits                   1,962,014     2,178,588
  Accrued pension (Note 5)                               658,880       640,328
  Other (Note 5)                                       8,154,086     7,805,863
                                                    ---------------------------
    Total deferred credits and reserves             $153,297,275  $ 90,527,436
                                                    ---------------------------
     Total Stockholders' Investment and Liabilities $600,582,793  $556,629,405
                                                    ===========================


The accompanying notes are an integral part of these consolidated financial statements.


                                BANGOR HYDRO-ELECTRIC COMPANY
                          CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                                              December 31,
                                                          1997          1996

Common Stock Investment (Notes 1 and 3):
   Common stock, par value $5 per share-
      Authorized -- 10,000,000 shares
      Outstanding -- 7,363,424 shares in 1997 and
       1996                                          $ 36,817,120 $  36,817,120
   Amounts paid in excess of par value                 56,969,428    56,969,428
   Retained earnings                                   12,771,940    14,534,518
-------------------------------------------------------------------------------
         Total common stock investment               $106,558,488 $ 108,321,066
-------------------------------------------------------------------------------
Preferred Stock, Non-participating, cumulative, par
  value $100 per share,
   authorized 600,000 shares (Notes 3 and 10):
      Not redeemable or redeemable solely at the
        option of the issuer-
          7%,  Noncallable, 25,000 shares authorized
            and outstanding                          $  2,500,000 $   2,500,000
          4-1/4%, Callable at $100, 4,840 shares
            authorized and outstanding                    484,000       484,000
          4%, Series A, Callable at $110, 17,500
            shares authorized and outstanding           1,750,000     1,750,000
-------------------------------------------------------------------------------
                                                     $  4,734,000 $   4,734,000
-------------------------------------------------------------------------------
      Subject to mandatory redemption requirements-
          8.76%, Callable at 103.75% if called on or
            prior to December 27, 1998, 150,000
            shares authorized and 105,000 shares
            outstanding in 1997 and 120,000 out-
            standing in 1996                         $ 10,731,074 $  12,264,085
              Less-Sinking fund requirements            1,593,914     1,593,914
-------------------------------------------------------------------------------
                                                     $  9,137,160 $  10,670,171
-------------------------------------------------------------------------------
LONG-TERM DEBT (Notes 4, 10 and 12):
   First Mortgage Bonds-
        6.75%   Series due 1998                      $  2,500,000 $   2,500,000
       10.25%   Series due 2019                        15,000,000    15,000,000
       10.25%   Series due 2020                        30,000,000    30,000,000
        8.98%   Series due 2022                        20,000,000    20,000,000
        7.38%   Series due 2002                        20,000,000    20,000,000
        7.30%   Series due 2003                        15,000,000    15,000,000
       12.25%   Series due 2001                         5,521,451     7,374,966
-------------------------------------------------------------------------------
                                                     $108,021,451 $ 109,874,966

      Less-Current maturity and sinking fund
        requirements                                    4,278,554     1,853,515
-------------------------------------------------------------------------------
                                                     $103,742,897 $ 108,021,451
-------------------------------------------------------------------------------
   Variable rate demand pollution control revenue
      bonds Series 1983 due 2009                     $  4,200,000 $   4,200,000
-------------------------------------------------------------------------------
   Other Long-Term Debt-
     Finance Authority of Maine - Taxable Electric
       Rate Stabilization
       Revenue Notes, 7.03% Series 1995A, due 2005   $126,000,000 $ 126,000,000
     Medium Term Notes, Variable interest rate -
      LIBO rate plus 2%, due 2000                      34,000,000    48,000,000
-------------------------------------------------------------------------------
                                                     $160,000,000   174,000,000

     Less:  Current portion of long-term debt        $ 46,300,000 $  12,000,000
-------------------------------------------------------------------------------
                                                     $113,700,000 $ 162,000,000
-------------------------------------------------------------------------------
         Total long-term debt                        $221,642,897 $ 274,221,451
-------------------------------------------------------------------------------
           Total Capitalization                      $342,072,545 $ 397,946,688
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.



                    Bangor Hydro-Electric Company
                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           For the Years Ending December 31,
                                                                    1997           1996           1995
                                                           -------------- -------------- --------------
Cash Flows From Operations:
  Net Income (Loss)                                       $     (386,690)$   11,282,666 $    4,336,475
    Adjustments to reconcile net income to net cash
      provided by (used in) operations:
        Costs to terminate purchased power contracts
          (Note 6)                                                    -              -    (197,717,853)
        Depreciation and amortization                         10,187,102      7,429,719      6,522,019
        Amortization of Seabrook Nuclear Project (Note 7)      1,699,050      1,699,050      1,699,050
        Amortization of costs to terminate purchased
          power contracts (Note 6)                            23,218,500     20,836,561     12,322,570
        Other amortizations                                    1,665,566      2,000,150      1,440,501
        Cost to terminate demand-side management contract             -      (1,702,678)            -
        Payment received related to terminated purchased
          power contract (Note 6)                              1,000,000      1,000,000      1,000,000
        Cost of early retirement and involunary severance
          plan                                                        -              -       3,835,303
        Allowance for equity funds used during
          construction (Note 1)                                 (285,972)      (368,056)      (561,898)
        Deferred income tax provision (Note 2)                (1,766,249)     4,495,490      1,791,082
        Deferred investment tax credits, net (Note 2)           (216,574)      (175,464)       (61,193)
    Changes in assets and liabilities:
        Deferred fuel revenue and Maine Yankee refueling
          costs (Note 1)                                        (398,498)       514,464     (3,191,510)
        Accounts receivable, net and unbilled revenue          1,700,647     (2,872,894)       693,496
        Accounts payable                                        (261,642)     2,905,952     (4,141,870)
        Accrued interest                                         (52,746)    (1,188,433)     1,257,625
        Current and deferred income taxes                        344,790       (722,833)       625,059
        Accrued postretirement benefit costs (Note 5)            547,237      1,411,000        612,446
        Other current assets and liabilities, net                906,745        (85,138)       296,938
        Other, net (Note 4)                                   (1,528,112)    (1,618,007)     4,719,636
-------------------------------------------------------------------------------------------------------
  Net Cash Provided By (Used In) Operations               $   36,373,154 $   44,841,549 $ (164,522,124)
-------------------------------------------------------------------------------------------------------
Cash Flows From Investing:
  Construction expenditures                               $  (17,525,312)$  (18,816,194)$  (19,459,606)
  Allowance for borrowed funds used during construction
    (Note 1)                                                    (562,966)      (755,708)      (705,552)
-------------------------------------------------------------------------------------------------------
  Net Cash (Used In) Provided By Investing                $ ($18,088,278)$ ($19,571,902)$ ($20,165,158)
-------------------------------------------------------------------------------------------------------
Cash Flows From Financing:
  Dividends on preferred stock                            $   (1,349,620)$   (1,481,020)$   (1,579,570)
  Dividends on common stock                                   (1,325,416)    (5,273,157)    (7,375,736)
  Payments on long-term debt                                 (15,853,515)   (13,645,737)    (2,107,705)
  Payments on mandatory redeemable preferred stock            (1,593,915)    (3,187,828)            -
  Issuances:
    Common stock dividend reinvestment plan (Note 3)                  -         668,215      1,218,400
    Long-term debt (Note 4)                                           -              -     186,000,000
    Short-term debt, net (Note 4)                              1,500,000     (2,500,000)     8,000,000
-------------------------------------------------------------------------------------------------------
  Net Cash (Used In) Provided by Financing                $  (18,622,466)$  (25,419,527)$  184,155,389
-------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                   $     (337,590)$     (149,880)$     (531,893)
Cash and Cash Equivalents - Beginning of Year                  1,274,386      1,424,266      1,956,159
-------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Year                   $      936,796 $    1,274,386 $    1,424,266
=======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                     Bangor Hydro-Electric Company
          CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT

                                                           Amounts
                                                           Paid in
                                             Common      Excess of       Retained      Total Common
                                              Stock      Par Value       Earnings    Stock Investment
BALANCE DECEMBER 31, 1994              $ 35,925,715   $ 55,974,218   $ 13,757,751   $   105,657,684
Issuance of 116,414 shares of
  common stock                              582,070        636,330              -         1,218,400
Net income                                        -              -      4,336,475         4,336,475
Cash dividends declared on-
  Preferred stock                                 -              -     (1,579,570)       (1,579,570)
  Common stock - $.87 per share                   -              -     (6,318,919)       (6,318,919)
Other (Note 3)                                    -              -       (122,390)         (122,390)
------------------------------         ------------   ------------   ------------   ---------------
BALANCE DECEMBER 31, 1995              $ 36,507,785   $ 56,610,548   $ 10,073,347   $   103,191,680
Issuance of 61,867 shares of
  common stock                              309,335        358,880                          668,215
Net income                                        -              -     11,282,666        11,282,666
Cash dividends declared on-
  Preferred stock                                 -              -     (1,448,170)       (1,448,170)
  Common stock - $.72 per share                   -              -     (5,284,293)       (5,284,293)
Other (Note 3)                                    -              -        (89,032)          (89,032)
-------------------------------        ------------   ------------   ------------   ---------------
BALANCE DECEMBER 31, 1996              $ 36,817,120   $ 56,969,428   $ 14,534,518   $   108,321,066
Net loss                                          -              -       (386,690)         (386,690)
Cash dividends declared on-
  Preferred stock                                 -              -     (1,314,984)       (1,314,984)
Other (Note 3)                                    -              -        (60,904)          (60,904)
------------------------------         ------------   ------------   ------------   ---------------
BALANCE DECEMBER 31, 1997              $ 36,817,120   $ 56,969,428   $ 12,771,940   $   106,558,488
                                       ============   ============   ============   ===============
The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Bangor Hydro-Electric Company (the Company) is a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy and other energy related services, with a service area of approximately 5,275 square miles having a population of approximately 191,000 people. The Company serves approximately 105,000 customers in portions of the Maine counties of Penobscot, Hancock, Washington, Waldo, Piscataquis, and Aroostook. The Company is subject to the regulatory authority of the Maine Public Utilities Commission (MPUC) as to retail rates, accounting, service standards, territory served, the issuance of securities and other matters. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) as to certain matters, including licensing of its hydro-electric stations, rates for wholesale purchases and sales of energy and capacity and transmission services. The Company is a member of the New England Power Pool, and is interconnected with other New England utilities to the south and with New Brunswick Power Corporation to the north.

BASIS OF CONSOLIDATION - The Consolidated Financial Statements of the Company include its wholly owned subsidiaries, Penobscot Hydro Co., Inc. (PHC), and Bangor Var Co., Inc. (BVC). The operations of PHC consist solely of a 50% interest in Bangor-Pacific Hydro Associates (Bangor-Pacific), the owner and operator of the redeveloped West Enfield hydroelectric station. PHC accounts for its investment in Bangor-Pacific under the equity method. BVC was incorporated in 1990 to own the Company's 50% interest in the Chester SVC Partnership (Chester), a partnership which owns certain facilities used in the Hydro-Quebec Phase II transmission project in which the Company is a participant. BVC accounts for its investment in Chester under the equity method. See Note 6 for additional information with respect to these investments. All intercompany balances and transactions have been eliminated. The accounts of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the regulatory bodies having jurisdiction.

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

Prior to the receipt of the most recent rate order from the MPUC (See Note
11), the Company was allowed to defer Maine Yankee refueling costs and amortize these costs over the period of Maine Yankee's refueling cycle. The unamortized refueling costs are presented on the Consolidated Balance Sheets as Deferred Maine Yankee Refueling Costs. With the previously mentioned rate order, the Company was not be allowed recovery, in its new rates effective February 13, 1998, of the deferred Maine Yankee Refueling Costs. Consequently the Company charged to operations $1.9 million of such unrecoverable costs at December 31, 1997.

DEPRECIATION OF ELECTRIC PLANT AND MAINTENANCE POLICY - Depreciation of electric plant is provided using the straight-line method at rates designed to allocate the original cost of the properties over their estimated service lives. The composite depreciation rate (excluding intangible assets), expressed as a percentage of average depreciable plant in service, and considering the amortization of the over-accrued depreciation (discussed below), was approximately 3.0% in 1997, 2.4% in 1996, and 2.3% in 1995.

A study conducted in 1989 determined that the Company's reserve for depreciation was over-accumulated by $11.4 million. The agreement on base rates with the MPUC which became effective on October 1, 1990, contained a provision to amortize the remaining balance of the over-accumulated reserve for depreciation account over a six-year period. This amortization ended in 1996.

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

Maintenance expense was $5.7 million in 1997, $6.5 million in 1996 and $5.9 million in 1995.

EQUITY RESERVE FOR LICENSED HYDRO PROJECTS - The FERC requires that a reserve be maintained equal to one-half of the earnings in excess of a prescribed rate of return on the Company's investment in licensed hydro property, beginning with the twenty-first year of the project operation under license. The required reserve for licensed hydro projects is classified in retained earnings and had a balance of approximately $1.9 million and $1.5 million at December 31, 1997 and 1996, respectively.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC) - In accordance with regulatory requirements of the MPUC, the Company capitalizes as AFDC financing costs related to portions of its construction work in progress, at a rate equal to its weighted cost of capital, into utility plant with offsetting credits to other income and interest. This cost is not an item of current cash income, but is recovered over the service life of plant in the form of increased revenue collected as a result of higher depreciation expense and return. The average AFDC rates computed by the Company were 8.7% in 1997, 8.6% for 1996 and 9.0% in 1995.

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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid for interest, net of amounts capitalized was approximately $24.6 million, $26.7 million and $17.9 million in 1997, 1996 and 1995, respectively. Cash paid for income taxes was approximately $545,000, $2.3 million and $346,000 in 1997, 1996 and 1995, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company uses derivative financial instruments (derivatives), including swaps and interest rate caps (see Note
12), as a means of hedging exposure to price and interest rate risk. The Company does not hold or issue derivatives for trading purposes. The Company's accounting for derivatives that are used to manage risk is in accordance with Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts".

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the presentation used in the 1997 Consolidated Financial Statements.

2. INCOME TAXES

In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for In-come Taxes" (FAS 109), the Company recorded net additional deferred income tax liabilities of approximately $22.1 million as of December 31, 1997 and $20.5 million as of December 31, 1996. These additional deferred income tax liabilities have resulted from the accrual of deferred taxes on temporary differences on which deferred taxes had not been previously accrued ($32.1 million and $29 million as of December 31, 1997 and 1996, respectively), offset by the effect of the 1987 change to lower income tax rates (reduced by the 1% increase in the federal income tax rate in 1993) that will be refunded to customers over time ($8.8 million and $7.2 million as of December 31, 1997 and 1996, respectively), and the establishment of deferred tax assets on unamortized investment tax credits ($1.2 million as of December 31, 1997 and $1.3 million as of December 31, 1996). These latter amounts have been recorded as deferred regulatory liabilities at December 31, 1997 and 1996. The accrual of the additional amount of deferred tax liabilities have been offset by regulatory assets which represent the customers' future payment of these income taxes when the taxes are, in fact, expensed. As a result of this accounting, the Consolidated Statements of Income are not affected by the implementation of FAS 109. The rate-making practices followed by the MPUC permit the Company to recover federal and state income taxes payable currently, and to recover some, but not all, deferred taxes that would otherwise be recorded in accordance with FAS 109 in the absence of regulatory accounting. The individual components of other accumulated deferred income taxes are as follows at December 31, 1997 and 1996:

                                                       1997           1996
-------------------------------------------------------------------------------
Deferred Income Tax Liabilities:
  Costs to terminate purchased power contracts   $   58,026,033 $   67,731,973
  Excess book over tax basis of electric plant
    in service                                       51,559,302     52,708,038
  Investment in jointly owned companies               1,405,388        832,646
  Deferred demand-side management costs                 685,447      1,018,733
  Other                                                 701,047        510,215
-------------------------------------------------------------------------------
                                                 $  112,377,217 $  122,801,605
-------------------------------------------------------------------------------
Less: Deferred Income Tax Assets:
  Net tax operating loss carryforwards           $   39,757,653 $   51,252,151
  Deferred income taxes provided on alternative
    minimum tax                                       6,447,244      5,808,234
  Investment in Basin Mills                           2,825,592      2,801,261
  Unamortized investment tax credits                  1,160,073      1,251,322
  Postretirement benefit costs other than pensions    2,122,130      1,861,054
  Deferred state income tax benefit                   1,987,659      2,213,840
  Accrued pension costs                                 458,869      1,008,523
  Reserve for bad debts                                 873,007        807,447
  Other                                                 886,338        992,144
-------------------------------------------------------------------------------
                                                 $   56,518,565 $   67,995,976
-------------------------------------------------------------------------------
Total other accumulated deferred income taxes    $   55,858,652 $   54,805,629
===============================================================================

The individual components of federal and state income taxes reflected in the Consolidated Statements of Income for 1997, 1996 and 1995 are stated in the table below.

                                        Year Ended December 31,
-----------------------------------------------------------------------
                                   1997           1996          1995
                              ----------    -----------      ---------
Current:
     Federal                $   524,373     $ 1,804,206    $       --
     State                      141,581         526,576            --
-----------------------------------------------------------------------
                            $   665,954     $ 2,330,782    $       --
-----------------------------------------------------------------------
Deferred:
     Federal-Other          $  (661,330)    $ 4,034,809    $ 2,131,643
     State-Other               (690,829)        861,136         70,424
     Federal-Seabrook          (341,917)       (331,076)      (339,415)
     State-Seabrook             (72,173)        (69,379)       (71,570)
-----------------------------------------------------------------------
                            $(1,766,249)    $ 4,495,490    $ 1,791,082
-----------------------------------------------------------------------
Investment Tax Credits, Net $  (140,379)    $(1,122,798)   $   (61,193)
-----------------------------------------------------------------------
Total Provision             $(1,240,674)    $ 5,703,474    $ 1,729,889
Allocated to Other Income      (715,629)       (821,021)      (308,215)
-----------------------------------------------------------------------
Charged to Operating Expense $(1,956,303)   $ 4,882,453    $ 1,421,674
=======================================================================

The table below reconciles an income tax provision (benefit), calculated by multiplying income (loss) before federal income taxes (as reported on the Consolidated Statements of Income) by the statutory federal income tax rate to the federal income tax expense (benefit) reported on the Consolidated Statements of Income. The difference is represented by the permanent and timing differences for which deferred taxes are not provided for ratemaking purposes.

                                 1997           1996          1995
-----------------------------------------------------------------------
                              Amount    %    Amount   %    Amount  %
                            -------------------------------------------
                                      (Dollars in Thousands)
                            -------------------------------------------
Federal income tax
  provision at statutory
   rate                     $(569)   35.0% $5,860  34.5%  $2,063  34.0%
Less (Plus) permanent
   reductions in tax expense
   resulting from
   statutory exclusions from
   taxable income:
      Dividend received
        deduction related to
        earnings of associated
        companies             29    (1.8)     116    .7      31     .5
   Equity component of AFDC  100    (6.2)     127    .8     191    3.1%
   Amortization of equity
     component of AFDC
     on recoverable
     Seabrook investment    (160)    9.8     (157)  (.9)   (155)  (2.5)
   Other                     (80)    5.1      (68)  (.5)   (104)  (1.7)
------------------------------------------------------------------------
Federal income tax provision
  before effect of timing
  differences               $(458)  28.1%  $5,842  34.4%  $2,100  34.6%
Less (Plus) timing differences
 that are flowed through for rate-
  making and accounting purposes:
   Amortization of debt component
     of AFDC and capitalized
     overheads on recoverable
     Seabrook investment     (151)   9.3    (149)   (.9)   (146)  (2.4)
Book depreciation greater
  than tax depreciation on
  assets acquired
  before 1971                 (79)   4.8     (90)   (.5)   (292)  (4.8)
Equity earnings in excess
  of dividends                217  (13.3)     (6)    --     129    2.1
State income tax liability
  deducted for federal income
  tax purposes               (186)  11.4     314    1.9      --     --
Reversal of excess deferred
  income taxes                173  (10.6)    101     .6     101     1.7
Amortization of investment
  tax credits                 217  (13.3)    175    1.0     676    11.1
Investment tax credits
  flowed through             (184)  11.3     540    3.2      62     1.0
Other                          46   (2.9)    164     .9    (161)   (2.6)
------------------------------------------------------------------------
Federal income tax provision $(511)  31.4% $4,793   28.2% $1,731    28.5%
========================================================================

Under the federal income ax laws, the Company received investment tax credits
(ITC) on qualified property additions through 1986. ITC utilized were deferred and are being amortized over the life of the related property. In 1997 the Company recorded $108,140 of state of Maine ITC and $216,574 of amortization of deferred ITC. Income tax expense in 1997 was increased by $184,000 in ITC recorded in 1996 for financial reporting purposes, which were subsequently unable to be utilized when the 1996 federal income tax return was filed in 1997. In 1996 the Company recorded the utilization of approximately $540,000 of ITC, which were utilized to reduce income taxes payable upon an Internal Revenue Service (IRS) examination of the Company's 1993 and 1994 federal income tax returns and to reduce federal alternative minimum income taxes, which were flowed-through for financial reporting purposes as a reduction of income tax expense. The Company in 1996 also recorded $407,000 of state of Maine ITC and $175,000 of amortization of deferred ITC.

ITC available of about $3.2 million ($2.2 million which is attributable to PHC and $955,000 to BVC) have not been utilized or recorded and, subject to review by the IRS, may be used prior to their expiration, which occurs between 2001 and 2005.

At December 31, 1997, the Company had federal and state alternative minimum tax credits of approximately $6.4 million for the reduction of future tax liabilities. In 1997 and 1996 the Company utilized approximately $21.5 million and $32.6 million, respectively, of tax net operating loss carryforwards to reduce its regular income tax liability. At December 31, 1997, the Company had, for income tax reporting purposes, approximately $99.4 million of tax net operating loss carryforwards that expire in 2010. These net operating losses were principally due to the Company deducting for income tax reporting purposes the costs of the purchased power contract terminations in 1995, which were deferred for financial reporting purposes (see Note 6).


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

PREFERRED STOCK - Authorized but unissued shares of 447,660 (plus additional shares equal in number to such presently outstanding shares as may be retired) may be issued with such preferences, restrictions or qualifications as the Board of Directors may determine. Under the Company's current credit facilities with its bank lending group, preferred stock may be issued only to refund preferred stock or debt. Any new shares so issued will be required to be issued with per share voting rights no greater than that of the common stock. The callable preferred stock may be called in whole or in part upon any dividend date by appropriate resolution of the Board of Directors. Except for the holders of the 8.76% issue, which does not carry general voting rights, the currently outstanding preferred stock has general voting rights of one vote per share. With regard to payment of dividends or assets available in the event of liquidation, preferred stock ranks prior to common stock.

REDEEMABLE PREFERRED SHARES - December 27, 1989, the Company issued to an institutional investor $15 million of nonvoting preferred stock carrying an annual dividend rate of 8.76%. These shares have a maturity of fifteen years with a mandatory sinking fund of $1.5 million per year starting in 1995. The agreement to issue this series of preferred stock contains a provision where-by, if the Company pays a dividend that is considered a return of capital for federal income tax purposes, the Company is required to make a payment (make whole provision) to the stockholder in order to restore the stockholder's after-tax yield to the level it would have been had the dividend not been considered a return of capital. Since 100% of the dividends paid in 1990 and 1995 and 50% in 1993, pending any review by the IRS (for 1995 only), were considered a return of capital, the Company became obligated to pay this stockholder approximately $939,000, on a pro-rata basis (10% per year) in conjunction with each sinking fund payment starting in 1995. This obligation is being recognized over the remaining life of the issue through a direct charge to retained earnings, which amounted to approximately $61,000 in 1997. In 1997 the Company made a $1.5 million sinking fund payment, as well as approximately $94,000 under the make whole provision.


4. LENDING AGREEMENTS AND MONETIZATION OF POWER SALE CONTRACT

In connection with financing the costs of the purchased power contract buyback accomplished in June 1995 (see Note 6), the Company entered into a Loan Agreement with the Finance Authority of Maine (FAME), a body corporate and politic and public instrumentality of the state of Maine. Pursuant to authorizing legislation in Maine, FAME issued $126 million of notes through a private placement, the repayment of which is the responsibility of the Company under the terms of the Loan Agreement. Of that amount, approximately $105 million was made available to the Company to finance a portion of the buyback and approximately $21 million was set aside in a capital reserve fund. The notes bear interest at an annual rate of 7.03%, mature on July 1, 2005 and are subject to a schedule of annual principal payments beginning on July 1, 1998. The amount held in the capital reserve fund will be used to pay the final installments of principal and interest due in 2005. The assets in the capital reserve fund are held by a third party trustee and invested in a guaranteed investment contract, earning interest at an annual rate of 6.51%. The interest earnings are utilized to offset the semiannual interest payments on the FAME notes.

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

On June 30, 1995, the Company entered into a Credit Agreement (Agreement) with a group of seven banks consisting of a revolving credit facility in the initial amount of $55 million and medium term notes in the amount of $60 million. The revolving credit facility replaced the Company's short-term credit facilities that existed prior to the closing, and also provided for the issuance of a letter of credit required to support $4.2 million of the Company's Pollution Control Revenue Bonds. To secure the existing letter of credit related to the Pollution Control Revenue Bonds, until the new letter of credit could be issued, the Company deposited approximately $4.4 million of the proceeds from this financing with a third party trustee. These funds were released to the Company upon the issuance of the new letter of credit in August 1995. The receipt of these funds is reflected in Other, net in the 1995 Consolidated Statements of Cash Flows. The Agreement is secured by $115 million of non-interest bearing First Mortgage Bonds.

The revolving credit facility has a term of five years and was automatically and permanently reduced by $1 million on December 31, 1995, by $2 million on June 30, 1996 and by $3 million on December 31, 1996. The medium term notes, used to finance a portion of the buyback cost, also have a term of five years and originally required annual principal payments of $12 million beginning June 30, 1996 (see 1997 update below). The Company may borrow at rates, as defined in the Agreement, based on the London Interbank Offered (LIBO) rate, or the higher of the prime rate, the three month certificate of deposit rate or the federal funds rate. A risk premium based on the Company's senior debt rating is added to the base portion of the rate, which results in the combined total interest rate for borrowings under the Agreement. A required commitment fee, based on the Company's available revolving credit commitment, is also priced according to the Company's senior debt rating.

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

CURRENT DEVELOPMENTS - The Company has been negotiating with interested parties the monetization of a power sale contract with UNITIL Power Corp. (UNITIL), a New Hampshire based electric utility. The Company currently provides power to UNITIL at significantly above-market rates, with the contract term ending in the year 2003. Based upon current projections of wholesale electricity markets, it is expected that the rates charged under the UNITIL contract will remain at above-market levels for the remainder of the contract term. Therefore, the assignment of the Company's rights under the contract has a positive present cash value. The Company is currently proceeding to complete a transaction with a financial institution pursuant to a letter of intent that would provide a loan of approximately $25 million in net proceeds secured by the value of the UNITIL contract. As discussed below, the proceeds of such a transaction could be used to finance a portion of the contract restructuring with the Penobscot Energy Recovery Company (PERC) (see
Note 6) and to resolve outstanding financial covenant issues under the Company's credit agreement with its lending banks.

That credit agreement contains a number of covenants keyed to the Company's financial condition and performance. One such covenant requires the Company to maintain a consolidated fixed charge ratio of 1.5 to 1.0 (defined as the ratio of the sum of the Company's net income, income tax expense and interest expense to the Company's interest expense, subject to a few minor adjustments) and is measured quarterly for the prior four quarters. After the first quarter of 1997, the Company was not in compliance with the fixed charge ratio covenant. The Company obtained temporary waivers of the noncompliance through June 6, 1997.

On June 6, 1997 the Company and the lending banks amended the credit agreement. Under the amendment, compliance with the fixed charge ratio covenant was permanently waived for the four quarters ending March 31, 1997 and June 30, 1997. The Company was also out of compliance with the fixed charge ratio covenant for the four quarters ending September 30, 1997 and December 31, 1997 and has received temporary waivers of those violations until March 31, 1998. On November 20, 1997, the Company and the lending banks amended the agreement as part of a plan to reduce the level of the banks' credit commitment and reestablish the financial covenants to levels that the Company anticipates it can reasonably achieve. Under the amendment (as subsequently modified), if the Company monetizes the UNITIL contract as discussed above before March 31, 1998 in an amount that generates the net proceeds contemplated, it will be permitted to proceed with the restructuring of its power purchase contract with PERC and to use $6 million of the proceeds of the monetization to complete the PERC transaction, with the remainder of the proceeds to be used to reduce permanently the borrowing capacity of the existing revolving credit facility. On or before December 31, 1998, the Company must further reduce permanently the borrowing capacity under the revolving credit facility by that additional $6 million. The amendment also establishes new financial covenant levels that appear reasonably achievable under the Company's current financial forecasts although there are a number of important variables that could affect the Company's ability to meet those covenants in the future.

As of this writing, the monetization of the power sale contract with UNITIL has not occurred, and only temporary waivers have been received for the covenant violations for the four quarters ending September 30, 1997 and December 31, 1997. Consequently, the Company has classified its $34 million of medium term notes as current liabilities as of December 31, 1997. If the UNITIL transaction occurs, permanent waivers of the violations will, pursuant to the credit agreement, become effective, and the medium term notes will be reclassified as long-term liabilities.

Certain information related to total short-term borrowings under the Credit Agreement and the lines of credit is as follows:


                              1997           1996          1995
--------------------------------------------------------------------
Total credit available
    at end of period       $54,000,000    $54,000,000   $59,000,000
Letter of credit secured
    under the revolving
    credit facility        $ 4,200,000    $ 4,200,000   $ 4,200,000
Unused credit at end
    of period              $15,800,000    $17,300,000   $19,800,000
Borrowings outstanding
    at end of period       $34,000,000    $32,500,000   $35,000,000
Effective interest rate            8.3%           7.7%          8.4%
  (exclusive of fees)on
    borrowings outstanding
    at end of period
Average daily outstanding
    borrowings for the
    period                 $31,236,301    $33,609,973   $33,573,973
Weighted daily average
    annual interest rate           8.1%           7.6%          8.4%
Highest level of borrowings
    outstanding at any
    month-end during the
    period                 $36,500,000    $41,500,000   $47,000,000
=====================================================================

Under the provisions of the first mortgage bond indenture, substantially all of the Company's plant and property has been mortgaged to secure the Company's first mortgage bonds. Sinking fund requirements and current maturities of the first mortgage bonds and other long-term debt (including the impact of the previously discussed classification of the medium term notes as current obligations at December 31, 1997) for the five years subsequent to December 31, 1997 are:


                        Sinking Fund      Current
                        Requirements     Maturities        Total
---------------------------------------------------------------------
              1998      $ 1,778,554    $ 48,800,000   $  50,578,554
              1999        1,675,205      13,100,000      14,775,205
              2000        1,886,702      14,000,000      15,886,702
              2001          180,990      15,100,000      15,280,990
              2002               --      36,100,000      36,100,000
---------------------------------------------------------------------
                        $5,521,451     $127,100,000   $ 132,621,451
=====================================================================


5. POSTRETIREMENT BENEFITS

The Company has a noncontributory pension plan covering substantially all of its employees. On July 17, 1987, the Company created separate union and nonunion plans from an original plan. Effective January 1, 1995, the Company merged the union and nonunion plans into one plan. Benefits under the plan are generally based on the employee's years of service and compensation during the years preceding retirement. The Company's general policy is to contribute to the funds the amounts deductible for federal income tax purposes.

The following tables detail the components of pension expense for 1997 and 1996 and pension income for 1995, the funded status of the plan, the amounts recognized in the Company's Consolidated Financial Statements and the major assumptions used to determine these amounts. There were no employer contributions to the plan in 1997, 1996 or 1995. In 1995 the Company implemented an early retirement program which resulted in additional pension expense of approximately $2.5 million. The plan's assets are composed of fixed income securities, equity securities and cash equivalents. Total pension expense (income) included the following components:


                                   1997          1996          1995
------------------------------------------------------------------------
Service cost benefits earned
 during the period              $1,046,466   $  991,569   $   813,811
Interest cost on projected
 benefit obligation              2,861,434    2,781,366      2,458,466
Actual return on plan assets    (7,560,449)   (6,298,817)   (8,505,484)
Total of amortized obligations
 and the net gain
 (loss) deferred                 3,671,101    2,539,961      4,889,703
------------------------------------------------------------------------
 Total pension expense (income)$    18,552   $   14,079    $  (343,504)
========================================================================


                                           1997      1996      1995
------------------------------------------------------------------------
Significant assumptions used were
  Discount rate                            7.5%      7.25%    8.25%
  Rate of increase in future
      compensation levels                  5.0%       5.0%     5.0%
  Expected long-term rate of
     return on plan assets                 9.0%       9.0%     9.0%
------------------------------------------------------------------------
The following table sets forth the plan's funded status
  at Decemeber 31,1997 and 1996:
                                             1997              1996
------------------------------------------------------------------------
Actuarial present value of
   accumulated benefit obligation
       Vested                          $ 35,691,586        $    30,856
       Non-vested                         2,754,950          2,696,764
------------------------------------------------------------------------
        Total                          $ 38,446,536       $ 33,552,824
========================================================================
Projected benefit obligation           $(44,557,086)      $(39,369,783)
Plan assets at fair value                48,323,318         44,143,679
------------------------------------------------------------------------
Excess of plan assets over
   projected benefit obligation        $  3,766,232       $  4,773,896
Items not yet recognized in earnings
    Net (asset) at transition            (3,187,150)        (4,119,475)
    Prior service cost                    3,984,025          4,540,404
    Unrecognized net gain from past
      experience and changes in
      assumptions                        (5,221,987)        (5,835,153)
------------------------------------------------------------------------
      Net pension liability recognized $   (658,880)      $   (640,328)
========================================================================

The discount rate and rate of increase in future compensation levels used to determine pension obligations, effective January 1, 1998, are 7% and 4%, respectively, and were used to calculate the plan's funded status at December 31, 1997. The Company also changed to the 83-Group Annuity Mortality Table to calculate the plan's funded status at December 31, 1997.

In addition to pension benefits, the Company provides certain health care and life insurance benefits to its retired employees. Substantially all of the Company's employees may become eligible for retiree benefits if they reach normal retirement age while working for the Company.

The MPUC in 1993 issued a final accounting rule in connection with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (FAS 106), which adopted this pronouncement for ratemaking purposes and authorized the Company to defer the excess of the net periodic postretirement benefit cost recognized under FAS 106 over the pay-as-you-go amount in 1993 through February 28, 1994, and to include such excess as a regulatory asset pending inclusion in the new base rates, effective March 1, 1994. This regulatory asset, which amounted to $705,283 at February 28, 1994, is being recovered, beginning March 1, 1994, over a ten-year period. The Company, also in accordance with the final accounting ruling, is amortizing the unrecognized transition obligation of $10,023,200 over a 20-year period. In 1995 the Company implemented an early retirement program which resulted in $909,418 of expense related to additional medical and life insurance benefits provided to the early retirees.

In 1994 the Company established an irrevocable external Voluntary Employee Benefit Association Trust Fund (VEBA) to fund the payment of postretirement medical and life insurance benefits. Company contributions to the VEBA, which commenced in July 1994, amounted to approximately $1.1 million in 1997, $490,000 in 1996 and $1.2 million in 1995. The VEBA's assets are composed of United States Treasury money market funds. The Company's general policy is to contribute to the VEBA amounts necessary to fund claims and administrative costs.

The actuarially determined net periodic postretirement benefit cost for 1997, 1996 and 1995 and the major assumptions used to determine these amounts are shown in the following tables:

                                               1997          1996          1995
--------------------------------------------------------------------------------
Service cost of benefits earned       $     342,739 $     326,809 $     378,400
Interest cost on accumulated post-
  retirement benefit obligation             994,936       928,423       948,000
Actual return on plan assets                 (9,395)      (21,000)      (23,300)
Amortization of unrecognized transition
  obligation                                501,200       501,200       501,200
Other deferrals, net                        (11,605)           --        23,699
Early retirement plan benefits                   --            --       909,418
--------------------------------------------------------------------------------
Net periodic postretirement benefit
  cost                                $   1,817,875 $   1,735,432 $   2,737,417
================================================================================

                                               1997          1996          1995
--------------------------------------------------------------------------------
Significant assumptions used were-
  Discount rate                               7.25%         7.25%         8.25%
  Health care cost trend rate, employees
    less than age 65-
      Near-term                                8.5%          9.0%          8.5%
      Long-term                                4.5%          4.5%          4.5%
  Health care cost trend rate, employees
    greater than age 65-
      Near-term                                6.8%          7.0%          6.8%
      Long-term                                4.5%          4.5%          4.5%
  Rate of return on plan assets                5.0%          5.0%          5.0%
--------------------------------------------------------------------------------

The following table sets forth the benefit plan's funded status at December 31, 1997 and 1996:

                                                             1997          1996
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                          $   9,923,357 $   8,606,932
  Fully eligible active plan participants               1,203,946       847,920
  Other active participants                             5,107,487     3,783,868
--------------------------------------------------------------------------------
                                                    $  16,234,790 $  13,238,720
Fair value of plan assets                                (283,731)     (240,878)
Unrecognized net transition obligation                 (7,517,200)   (8,018,400)
Unrecognized (loss) gain                               (2,058,535)      683,075
--------------------------------------------------------------------------------
Accrued postretirement benefit cost
  (included in Other Reserves)                      $   6,375,324 $   5,662,517
================================================================================

The discount rate used to determine postretirement benefit obligations, effective January 1, 198, and the Plan's funded status at December 31, 1997, was 7%. The Company changed to the 83-Group Annuity Mortality Table to calculate the plan's funded status at December 31, 1997.

If the health care cost trend rate was increased one percent, the accumulated postretirement benefit obligation as of December 31, 1997 would have increased by 15.8%. The effect of such change on the aggregate of service and interest cost for 1997 would be an increase of 17.0%.

The estimates of the Company's accrued pension and postretirement benefit costs involve the utilization of significant assumptions. Any change in these assumptions could impact the liabilities in the near term.

The Company also provides a defined contribution 401(k) savings plan for substantially all of its employees. The Company's matching of employee voluntary contributions amounted to approximately $295,000 in 1997, $290,000 in 1996 and $216,000 in 1995.


6. JOINTLY OWNED FACILITIES AND POWER SUPPLY COMMITMENTS

MAINE YANKEE - The Company owns 7% of the common stock of Maine Yankee, which owns and, prior to its permanent closure in 1997, operated an 880 megawatt
(MW) nuclear generating plant in Wiscasset, Maine. The Company's equity ownership in the plant entitled the Company to about 7% of the output pursuant to a cost-based power contract. The Company is obligated to pay its pro rata share of Maine Yankee's operating expenses, capital costs and decommissioning costs. The Company's equity investment in Maine Yankee is approximately $5.5 million as of December 31, 1997.

Following a year long shutdown for repairs to the steam generators in 1995, Maine Yankee came under intense regulatory scrutiny in a series of events beginning in December 1995 with an anonymous letter about an allegedly faulty computer program. The events evolved into a number of investigations by Maine Yankee's primary licensing authority, the United States Nuclear Regulatory Commission (NRC) and by Maine Yankee itself. Concerns included compliance with NRC regulations, conformance of the plant to design specifications, adequacy and condition of components and systems, and management issues. During the evolution of these events, the NRC itself became subject to public criticism about the adequacy of its regulatory activities and its relationship with nuclear plant licensees, and in response, the NRC implemented changes in its approach to oversight of licensees that had the effect of amplifying the regulatory scrutiny.

Maine Yankee operated for part of 1996, but under a restriction imposed by the NRC that limit-ed its operation to 90% of full power capacity pending the resolution of various issues. In early December 1996 the plant was shut down to address cable-separation and associated issues. Subsequently, Maine Yankee also determined that a substantial portion of the nuclear fuel in the reactor was defective and had to be replaced, thereby extending the outage into a refueling outage. During this extended outage, the plant owners analyzed in-depth the viability of continued operation of the plant. While the plant was shut down, the Company incurred incremental replacement power costs of approximately $1 million per month in addition to its 7% share of the costs expended in the owners' efforts to return the plant to service. On May 27, 1997, the Board of Directors of Maine Yankee voted to reduce maintenance and repair spending at the plant and announced that Maine Yankee was considering permanent closure based on economic concerns and uncertainty about operation of the plant. On August 6, 1997, the Board voted to cease power operations at the plant permanently and to begin the process of decommissioning the plant. The formal vote followed an announcement by the Maine Yankee Board on August 1, 1997. The decision to shut down the plant was based on an economic analysis of the costs, risks and uncertainties associated with operating the plant compared to those associated with closing and decommissioning the plant. The decision to close the plant should mitigate the costs the Company would otherwise incur through a phasing down of Maine Yankee's operations and maintenance costs. The need to purchase replacement power will continue.

Maine Yankee's most recent estimate of the total costs of decommissioning and plant closure, excluding funds already collected, is $930 million (undiscounted). The Company's share of this estimated cost is $65.1 million and was recorded as a regulatory asset and decommissioning liability at September 30, 1997. The regulatory asset was recorded for the full amount of the decommissioning and plant closure costs due to the recent industry restructuring legislation (see Note 11) allowing the Company future recovery of nuclear decommissioning expenses related to Maine Yankee, as well as the Company being allowed a recovery mechanism in its most recent rate order (see
Note 11) for Maine Yankee non-decommissioning plant closure costs. Accumulated decommissioning funds at December 31, 1997 had an adjusted market value of $199.5 million of which the Company's share was approximately $14 million.

In a related matter, in early September, 1997, the MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994 to June 30, 1997. The report contained both positive and negative conclusions, the latter explaining that: Maine Yankee's decision in December, 1996 to proceed with the steps necessary to restart its nuclear generating plant at Wiscasset, Maine, was "imprudent"; that Maine Yankee's May 27, 1997, decision to reduce restart expenses while exploring a possible sale of the plant was "inappropriate," based on the consultant's finding that a more objective and comprehensive competitive analysis at the time "might have indicated a benefit for restarting" the plant; and that those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. If any of these costs are determined to have been imprudently incurred, by FERC or the MPUC, the Company may be required to write down a portion of its investment in Maine Yankee. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the prudence of the Maine Yankee shutdown decision and of the operation of Maine Yankee prior to the shutdown, and announced that it had directed its consultant to extend its review to include those areas.

On December 2, 1997, the MPUC issued an Order staying the investigation. The MPUC noted that Maine Yankee had begun a rate proceeding before the FERC on November 6, 1997, which could address the prudence issues raised in the MPUC's investigation. The MPUC therefore stayed its investigation in order "to avoid unnecessary duplicative efforts by all parties involved". The MPUC reserved the right to reopen the investigation particularly if FERC declines to address the prudence issues of concern to the Commission "if we feel it necessary to further investigate these matters after the FERC proceeding ends." The Company cannot therefore predict whether the MPUC will reopen its investigation once the FERC proceeding is concluded.

During 1997, 1996 and 1995 the Company incurred substantial cost for replacement power, and, since the FCA was eliminated at the beginning of 1995, the replacement power costs had a material impact in reducing earnings in these three years. With the Plant off-line for most of 1995, portions of 1996 and all of 1997, and operating at 90% capacity in 1996 when on-line, the Company incurred replacement power costs of $12.9 million in 1997, $4.3 million in 1996 and $8.6 million in 1995.

MEPCO - The Company owns 14.2% of the common stock of MEPCO. MEPCO owns and operates electric transmission facilities from Wiscasset, Maine, to the Maine-New Brunswick border. Information relating to the operations and financial position of Maine Yankee and MEPCO appears at the top of page 37.


---------------------------------------------------------------------------------------------------------------
                                                      Maine Yankee                         MEPCO
---------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------
                                                   1997       1996       1995       1997       1996       1995
                                              ----------  ---------  ---------  ---------  ---------  ---------


Operations:
   As reported by investee-
      Operating Revenue                      $  238,586  $ 185,661  $ 205,977  $  24,473  $  55,391  $  49,699
---------------------------------------------------------------------------------------------------------------
      Depreciation                           $   33,625  $  32,952  $  32,722  $     222  $     845  $   1,383
      Interest and Preferred Divivends           18,031     15,922     17,332         67         61         96
      Other expenses, net                       179,317    130,150    148,866     23,112     54,265     48,115
---------------------------------------------------------------------------------------------------------------
      Operating expenses                     $  230,973  $ 179,024  $ 198,920  $  23,401  $  55,171  $  49,594
---------------------------------------------------------------------------------------------------------------
      Earnings Applicable to Common Stock    $    7,613  $   6,637  $   7,057  $   1,072  $     220  $     105
===============================================================================================================
   Amounts Reported by the Company-
      Purchased power costs                  $   16,764  $  12,839  $  14,299  $       -  $       -  $       -
      Equity in net income                         (524)      (449)      (498)      (215)       (15)       (15)
---------------------------------------------------------------------------------------------------------------
      Net purchased power expense            $   16,240  $  12,390  $  13,801  $    (215) $     (15) $     (15)
===============================================================================================================
Financial Position:
   As reported by investee-
      Plant in service                       $      687  $ 409,865  $ 404,499  $  23,510  $  23,146  $  23,135
      Accumulated depreciation                        -   (225,735)  (208,537)   (22,618)   (22,545)   (21,777)
      Other assets                            1,367,456    417,931    384,996      3,470     10,126      4,667
---------------------------------------------------------------------------------------------------------------
         Total assets                        $1,368,143  $ 602,061  $ 580,958  $   4,362  $  10,727  $   6,025
   Less-
      Preferred stock                            17,400     18,000     18,600          -          -          -
      Long-term debt                            143,665    103,332    109,999        420        620          -
      Other liabilities and deferred credits  1,128,128    409,392    381,158      1,578      9,110      5,147
---------------------------------------------------------------------------------------------------------------
         Net assets                          $   78,950  $  71,337  $  71,201  $   2,364  $     997  $     878
===============================================================================================================
Company's reported equity-
      Equity in net assets                   $    5,527  $   4,994  $   4,984  $     336  $     142  $     125
      Adjust Company's estimated to actual            5         20         30        (10)       (17)         -
---------------------------------------------------------------------------------------------------------------
      Equity in net assets as reported       $    5,532  $   5,014  $   5,014  $     326  $     125  $     125
===============================================================================================================



WYMAN 4 - The Company owns 8.33% (50 MW) of the oil-fired 600 MW Wyman Unit No. 4 in Yarmouth, Maine. The Company's proportionate share of the direct expenses of this unit is included in the corresponding operating expenses in the Consolidated Statements of Income. Included in the Company's utility plant are the following amounts with respect to this unit:


                                      1997           1996           1995
-------------------------------------------------------------------------
Electric plant in service    $  16,886,776  $  16,885,690  $  16,876,963
Accumulated depreciation        (9,389,542)    (8,927,440)    (8,459,911)
-------------------------------------------------------------------------
                             $   7,497,234  $   7,958,250  $   8,417,052
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

In 1990, the Company formed BVC, whose sole function is to be a 50% general partner in Chester, a partnership which owns a static var compensator (SVC), which is electrical equipment that supports the Phase 2 transmission line. A wholly-owned subsidiary of Central Maine Power Company owns the other 50% interest in Chester. Chester has financed the acquisition and construction of the SVC through the issuance of $33 million in principal amount of 10.48% senior notes due 2020, and up to $3.25 million principal amount of additional notes due 2020 (collectively, the SVC Notes). The holders of the SVC Notes are without recourse against the partners or their parent companies and may only look to Chester and to the collateral for payment. The New England utilities which participate in Phase 2 have agreed under a FERC approved contract to bear the cost of Chester, on a cost of service basis, which includes a return on and of all capital costs. Information relating to the operations and financial position of Chester appears at the top of page 38.


----------------------------------------------------------------------------------------------------------------
                                                         Bangor-Pacific                     Chester
----------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------
                                                    1997       1996       1995       1997       1996       1995
                                                ---------  ---------  ---------  ---------  ---------  ---------


Operations:
As reported by investee-
   Operating Revenue                           $   7,057  $   8,252  $   7,277  $   4,642  $   4,782  $   5,016
----------------------------------------------------------------------------------------------------------------
   Depreciation                                $     870  $     866  $     862  $   1,075  $   1,075  $   1,075
   Interest expense                                3,294      3,501      3,657      2,859      2,988      3,114
   Other expenses, net                               911        832        707        708        719        827
----------------------------------------------------------------------------------------------------------------
   Operating expenses                          $   5,075  $   5,199  $   5,226  $   4,642  $   4,782  $   5,016
----------------------------------------------------------------------------------------------------------------
   Net Income                                  $   1,982  $   3,053  $   2,051  $       -  $       -  $       -
================================================================================================================
Company's reported equity in net income        $     991  $   1,527  $   1,026  $       -  $       -  $       -
================================================================================================================
Financial Position:
As reported by investee-
   Plant in service                            $  44,047  $  44,043  $  44,035  $  31,993  $  31,993  $  31,993
   Accumulated depreciation                       (8,163)    (7,293)    (6,427)    (7,447)    (6,372)    (5,296)
   Other assets                                    3,129      3,114      3,399      3,087      3,277      3,351
----------------------------------------------------------------------------------------------------------------
      Total assets                             $  39,013  $  39,864  $  41,007  $  27,633  $  28,898  $  30,048
   Less-
      Long-term debt                              28,500     30,600     32,600     25,837     27,021     28,204
      Other liabilities                            2,425      2,359      2,255      1,796      1,877      1,844
----------------------------------------------------------------------------------------------------------------
         Net assets                            $   8,088  $   6,905  $   6,152  $       -  $       -  $       -
================================================================================================================
Company's reported equity in net assets        $   4,044  $   3,453  $   3,076  $       -  $       -  $       -
================================================================================================================


SMALL POWER PRODUCTION FACILITIES - As of the end of 1997, the Company had contracts with six independent, non-utility power producers known as "small power production facilities." The West Enfield Project, described below, is one such facility. There are four other relatively small hydroelectric facilities, and a 20 MW facility fueled by municipal solid waste (see PERC discussion below). The cost of power from the small power production facilities is more than the Company would incur from other sources if it were not obligated under these contracts, and, in the case of the solid waste plant, substantially more. The prices were negotiated at a time when oil prices were much higher than at present, and when forecasts for the costs of the Company's long-term power supply were higher than current forecasts.

The Company has been attempting to alleviate the adverse impact of high-cost contracts with small power production facilities. One method for doing so has been to pay a fixed sum in return for terminating the contract. The first such transaction was accomplished in 1993, and in 1995 the Company succeeded in accomplishing two more. These contract terminations have resulted in significant savings in purchased power costs, and the Company believes such savings will continue over the long term. The 1995 transactions involved a "buyback" of the contracts for the purchase of power from two biomass-fueled generating plants in West Enfield and Jonesboro, Maine, which are identical plants under common ownership. The buyback cost was approximately $170 million, including transaction costs. Under the Company's Alternative Marketing Plan, the buyback costs were deferred and recorded as a regulatory asset, to be amortized and collected over a ten-year period, beginning July 1, 1995. The cost of the buyback was financed entirely by new debt instruments, thereby significantly increasing the Company's indebtedness. See
Note 4 for discussion of these financings.

In addition to the buyback costs incurred to date, the Company was committed under certain conditions to reimburse the towns of Enfield and Jonesboro for lost property tax revenues in an amount which was not expected to exceed $1.4 million over a two-year period. In 1997 and 1996 the Company made payments of approximately $1.5 million to the two towns under this commitment.

In the 1993 transaction, the Company negotiated an agreement to cancel its long-term purchased power agreement with one of the biomass plants, the Beaver Wood Joint Venture (Beaver Wood), in June 1993. In connection with the cancellation, the Company paid Beaver Wood $24 million in cash and issued a new series of 12.25% First Mortgage Bonds due July 15, 2001 to the holders of Beaver Wood's debt in the amount of $14.3 million in substitution for Beaver Wood's previously outstanding 12.25% Secured Notes. Also, in connection with the cancellation agreement, a reconstituted Beaver Wood partnership paid the Company $1 million at the time of settling the transaction and agreed to pay the Company $1 million annually for a six-year period beginning in 1994 in return for retaining the ownership and the option of operating the plant. The payments are secured by a mortgage on the property of the Beaver Wood facility.

In May 1993 the Company received an accounting order from the MPUC related to this purchased power contract buyout. The order stipulated that the Company could seek recovery of the costs associated with the buyout in a future base rate case, and could also record carrying costs on the deferred balance. Consequently, a regulatory asset of $40.3 million had been recorded as of December 31, 1993. Effective with the implementation of new base rates on March 1, 1994, the Company began recovering over a nine-year period the deferred balance, net of the additional $6 million anticipated from Beaver Wood. In connection with the temporary rate increase effective July 1, 1997, the MPUC required the Company to accelerate the amortization of this regulatory asset, and effective December 12, 1997, the MPUC authorized the Company to revert to the original amortization schedule (see Note 11). In each of the years from 1994 through 1997 the Company received its $1 million payment.

The Company has been working to restructure its power purchase contract with PERC, its last remaining high-priced non-utility generator contract that offers a potential for substantial savings. PERC owns a 20 MW waste-to-energy facility in Orrington, Maine that provides solid waste disposal services to many communities in central, eastern and northern Maine. The contract requires the Company to purchase the electricity output of the plant until 2018 at a price that is presently above the cost of alternative sources of power (projected to be $15 milion annually, net of revenues from the resale of power to another utility), and, in the Company's opinion, is likely to remain so. The Company's net purchased power expense under this contract was approximately $15 million in 1997. The Company has been working with PERC and the affected municipalities at a restructuring of the power contract that would result in substantial savings for the Company and would continue to allow PERC to meet the solid waste disposal needs of Maine communities. The Company has reached an agreement with PERC and a committee representing the municipalities that includes the following major components:

1) The Company would make an up-front payment to PERC of $6 million and installment payments over the next four years following consummation of the transaction totalling an additional $4 million. These funds would be retained by PERC to meet operation and debt service reserve requirements of the PERC plant.

2) As of December 31, 1997, the PERC plant was financed in part by tax-exempt municipal revenue bonds in the principal amount of $47.9 million payable pursuant to a sinking fund schedule and finally maturing in 2004. The credit on those bonds is enhanced by letters of credit issued by a group of banks. Those bonds would be restructured to extend the maturity date to 20 years from the date of closing. The bonds would continue to be tax-exempt and their credit would be enhanced by the moral obligation of the state of Maine under the auspices of FAME pursuant to the State of Maine's Electric Rate Stabilization Program. The extended maturity of low-cost bonds would, therefore, provide savings to be shared by the parties.

3) The Company would continue to purchase power at the rates established under the existing PERC contract. Payments would be made to a trust from which disbursements would be made according to the following priorities:

a)  debt service and expense, including all principal and interest;
b)  trustee and bond related fees and expenses;
c)  all operating and maintenance expenses of the PERC plant;
d) operating and management fees paid to the PERC partners pursuant to a partnership operating agreement;
e) payment to the PERC owners of any savings in interest expense resulting from the prepayment of bonds; and
f) except for cash reserve requirements, all remaining cash would be distributed 1/3 to the Company, 1/3 to the PERC owners and 1/3 to the participating municipalities.

4) The Company would issue warrants for the purchase of two million shares of its common stock, one million each to the PERC owners and the participating municipalities. The warrants would be exercisable within ten years of their issuance and would entitle the holder to purchase common stock for $7 per share (subject to adjustment under certain circumstances). No warrants may be exercised within the first nine months after their issuance, and they would become exercisable in 500,000 share blocks following the expiration of nine months, 21 months, 33 months and 45 months from the closing date. Upon exercise, the Company would have the option, instead of providing common stock, to pay cash equal to the difference between the then market price of the stock and the exercise price of $7 per share times the number of shares as to which exercise is made. The MPUC has established a cap on ratepayers' exposure to the cost of the warrants. Ratepayer costs are limited to the difference between the higher $15 per share or the book value per share at the time the warrants are exercised and the $7 exercise price. The Company would not recover any costs above the cap from ratepayers.

5) The municipalities would extend their waste disposal contracts through 2017 and waive their existing rights to an early termination or the buyout of PERC.

There are a number of events upon which the proposed transaction is contingent, including approval by the affected municipalities, the rendering of an opinion by bond counsel that the PERC bonds will remain tax-exempt and the financing of necessary cash payments by the Company. The Company and the other parties to the transaction are tentatively planning a closing in the spring of 1998.

Depending in part on the ultimate cost of the warrants, it is projected that the restructured PERC contract will result in net cost savings with a present value of $30 40 million over the remaining life of the contract. That projection is based upon a number of assumptions about future events and the markets for electricity.

WEST ENFIELD PROJECT - In 1986, the Company entered into a joint venture with a development subsidiary of Pacific Lighting Corporation or the purpose of financing and constructing the redevelopment of an old 3.8 MW hydroelectric plant which the Company owned on the Penobscot River in Enfield and Howland, Maine, into a 13 MW facility for the purpose of operating the facility once it was completed. Commercial operation of the redeveloped project began in April 1988. PHC was formed to own the Company's 50% interest in the joint venture, Bangor-Pacific.

Bangor-Pacific financed the cost of the redevelopment through the issuance in a privately placed transaction of $40 million of fixed rate term notes and a commitment for up to $5 million of floating rate notes. The notes are secured by a mortgage on the project and a security interest in a 50-year purchased power contract, and the revenues expected thereunder, between the Company and Bangor-Pacific. Except as described below, the holders of the notes issued by Bangor-Pacific are without recourse to the joint venture partners or their parent companies.

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

Under the purchased power contract, if the project operates as anticipated, payments by the Company to Bangor-Pacific are estimated to be about $7.5 million annually (without consideration of any distributions by the joint venture to the partners). It is possible that the Company would be required to make payments under the contract regardless of whether any power is delivered, in an amount of approximately $4 million per year. However, the Company has the right to terminate the contract if the failure to deliver power continues for a period of twelve consecutive months. Information relating to the operations and financial position of Bangor-Pacific appears at the top of page 38.

OTHER POWER SUPPLY COMMITMENTS - The Company has a contract, which started in June 1997, for the delivery of up to 60 MW of power from another utility, ending December 31, 1999. The Company's purchased power expense under this contract was a approximately $7.3 million in 1997 and is projected to be approximately $12 million annually through the end of the contract.

BASIN MILLS AND VEAZIE PROJECTS - As a result of increased uncertainty about the recoverability of amounts invested through 1993 in licensing activities for proposed additional hydroelectric facilities, the Company established a reserve against those investments in the amount of $8.7 million as of December 31, 1993. Since 1993 the Company has charged to non-operating expense all amounts related to these licensing activities. The projects for which the reserve was established are a proposed 38 MW generating facility located at the so-called Basin Mills site on the Penobscot River in Orono and Bradley, Maine and an 8 MW addition to the Company's existing dam and power station on the Penobscot River in Veazie and Eddington, Maine. Under the industry restructuring provisions (see Notes 11 and 13), the Company is required to divest of its generation assets by March 1, 2000, which includes the Company's investment in the Basin Mills and Veazie projects. Consequently, the Company is unlikely to expend significant amounts related to these projects in the future.


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


8.  UNAUDITIED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data pertaining to the results of operations are shown below:


                                                     Quarter Ended
                                  ----------------------------------------------
                                     Mar. 31    June 30   Sept. 30     Dec. 31
                                  ----------------------------------------------
1997                              DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------
Electric Operating Revenue        $   48,176 $   42,236 $   47,557 $     49,356
Operating Income                       6,657      4,896      5,902        6,334
Net Income (Loss)                        716     (1,037)      (188)         122
Earnings (Loss) Per Share
  of Common Stock                 $     0.05 $    (.19) $    (.07) $      (.03)
================================================================================
1996
----------------------------------
Electric Operating Revenue        $   48,161 $   43,152 $   47,355 $     48,706
Operating Income                      10,454      9,036      8,417        8,334*
Net Income                             4,095      2,758      2,295        2,135*
Earnings Per Share of Common Stock$     .51  $     .32  $    .26   $      .24  *
================================================================================
1995
----------------------------------
Electric Operating Revenue        $   48,263 $   43,694 $   46,025 $     46,931
Operating Income                       6,004      1,438      7,538        8,688*
Net Income (Loss)                      3,293     (1,696)       828        1,911*
Earnings (Loss) Per Share of
  Common Stock                    $     .40  $    (.29) $     .05  $      .20  *
================================================================================

* Includes $498,000 of amortization of investment tax credit or $.07 per common share.


9.  CONTINGENCIES

ENVIRONMENTAL MATTERS - On October 10, 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP). The principal objective of the SOP is to improve the manner in which existing authoritative accounting literature is applied by entities to specific situations of recognizing, measuring and disclosing environmental remediation liabilities. The SOP became effective January 1, 1997. This SOP has not had a material impact on the Company's financial position or results of operations.

In 1992, the Company received notice from the Maine Department of Environmental Protection that it was investigating the cleanup of several sites in Maine that were used in the past for the disposal of waste oil and other hazardous substances, and that the Company, as a generator of waste oil that was disposed at those sites, may be liable for certain cleanup costs. The Company learned in October 1995 that the United States Environmental Protection Agency placed one of those sites on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act and will pursue potentially responsible parties. With respect to this site, the Company is one of a number of waste generators under investigation. As to the only other site which has been listed by the Department of Environmental Protection as an Uncontrolled Hazardous Substance Site, the Company was informed that it is considered a de minimis generator.

The Company has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for these waste disposal sites. Additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. At December 31, 1997, the liability recorded by the Company for its estimated environmental remediation costs amounted to $331,000. The Company's actual future environmental remediation costs may be higher as additional factors become known.


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value at December 31, 1997 of each class of financial instrument for which it is practical to estimate the value:

Cash and cash equivalents: the carrying amount of $936,796 approximates fair value.

The fair values of other financial instruments at December 31, 1997 based upon similar issuances of comparable companies are as follows:

                                                           In Thousands
-----------------------------------------------------------------------------
                                                       Carrying       Fair
                                                        Amount        Value
                                                    -------------------------
Funds held by trustee-guaranteed investment contract  $  21,196    $  21,680
Mandatory redeemable cumulative preferred stock          10,500       10,500
First Mortgage Bonds                                    108,021      115,896
Pollution Control Revenue Bonds                           4,200        4,200
FAME Revenue Notes                                      126,000      119,784
Medium Term Notes                                        34,000       34,000
-----------------------------------------------------------------------------


11.  INDUSTRY RESTRUCTUING AND RATE REGULATION

INDUSTRY RESTRUCTURING - In the Company's 1996 Form 10-K, the Company described electric utility restructuring efforts in Maine, including the MPUC's recommendation to the legislature. After months of hearings and deliberations, the Maine legislature passed L.D. 1804, "An Act to Restructure the State's Electric Industry", which the Governor signed into law on May 29, 1997. The principal provisions of the new law are as follows:

1) Beginning on March 1, 2000, all consumers of electricity have the right to purchase generation services directly from competitive electricity suppliers who will not be subject to rate regulation.

2) By March 1, 2000, the Company must divest of all generation related assets and business functions except for:

a) contracts with qualifying facilities and conservation providers;
b) nuclear assets, namely, the Company's investment in Maine Yankee, however, the MPUC may require divestiture on or after January 1, 2009;
c)assets that the MPUC determines necessary for the operation of the transmission and distribution services.

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

7) Maine electric utilities will be permitted a reasonable opportunity to recover legitimate, verifiable and unmitigable costs that are otherwise unrecoverable as a result of retail competition in the electric utility industry. The MPUC shall determine these stranded costs by considering:

a) the utility's regulatory assets related to generation;
b) the difference between net plant investment in generation assets compared to the market value for those assets; and
c) the difference between future contract payments and the market value of the purchased power contracts.

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


REGULATORY ASSETS AND MEETING THE REQUIREMENTS OF FAS 71 - The Company is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). FAS 71 allows the establishment of regulatory assets for costs accumulated for certain items other than the usual and customary capital assets, and allows the deferral of the income statement impact of those costs if they are expected to be recovered in future rates. As of December 31, 1997, the Company has regulatory assets, net of regulatory liabilities, of approximately $264.4 million. The Company continues to meet the requirements of FAS 71 since the Company's rates are intended to recover the cost of service plus a rate of return on the Company's investment, as well as providing specific recovery of costs deferred in prior periods.

The recent legislation enacted in Maine associated with industry restructuring specifically addressed the issue of cost recovery of regulatory assets stranded as a result of industry restructuring. Specifically, the legislation requires the MPUC, when retail access begins, to provide a "reasonable opportunity" for the recovery of stranded costs through the rates of the transmission and distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. If the Company is not allowed full recovery of its stranded costs, it would be required to write-off any disallowed costs. As provided for in Emerging Issues Task Force Issue No. 97 4, "Deregulation of the Pricing of Electricity," the Company will continue to record regulatory assets in a manner consistent with FAS 71 as long as future recovery is probable, since the Maine legislation provides the opportunity to recover regulatory assets including stranded costs through the rates of the transmission and distribution company. The Company anticipates, based on current generally accepted accounting principles, that FAS 71 will continue to apply to the regulated transmission and distribution segments of its business.

If the Company failed to meet the requirements of FAS 71, due to legislative or regulatory initiatives, the Company would be required to revert to Statement of Financial Accounting Standards No. 101, "Regulated
Enterprises Accounting for the Discontinuation of Application of FASB No. 71" (FAS 101). If, under FAS 101, legislative or regulatory changes and/or competition result in electric rates which do not fully recover the Company's costs, a write-down of assets could be required. The Company does not anticipate any write-down of assets at this time.

RATE ORDER - On March 3, 1997, the Company notified the MPUC of its intent to file for a general increase in rates. Under Maine law, a utility must ordinarily notify the MPUC two months in advance of the filing of a request for a general increase in rates and the MPUC then has nine months to investigate that request. However, under certain circumstances, the MPUC may allow a utility to implement a requested increase in rates on a temporary basis pending the conclusion of its investigation of the utility's request for a general increase in rates.

On April 1, 1997, the Company filed with the MPUC a Petition for Temporary Rates to increase its rates by an amount that would increase its annual revenues by $10 million effective June 1, 1997. In making its Petition for a Temporary Increase in Rates, the Company cited the continuing impact on the Company's financial condition and cash flow of the ongoing outage at the Maine Yankee nuclear power plant. The Company also cited potential noncompliance with financial covenants contained in its bank credit agreement (including the fixed charge coverage ratio, discussed below) and the need to maintain adequate borrowing capacity for working capital purposes, including mandatory debt repayments.

On June 26, 1997, the MPUC issued an order authorizing the Company to change rates temporarily to increase its annual revenues by approximately $5.1 million effective July 1, 1997. In doing so, however, the MPUC also required the Company to accelerate the amortization of the deferred regulatory asset associated with the 1993 buyout of one of its high-priced non-utility generator contracts. As a result, the rate increase did not have any net impact on earnings but increased cash flow. Effective December 12, 1997, the MPUC authorized the Company to revert to the original amortization schedule of that deferred regulatory asset, thereby permitting the temporary rate increase previously authorized to impact the Company's earnings positively from that date.

On February 9, 1998, the MPUC issued its final order on the Company's request to increase its rates permanently. Of the approximately $22 million increase in annual revenue ultimately requested by the Company, the MPUC authorized an increase of approximately $13.2 million (which includes the $5.1 million temporary rate increase above) annually. While there are many factors that explain the difference between the MPUC allowance and the Company's requested increase, much of that difference is attributable to the proposed accounting treatment of various costs and the deferral of other costs for future consideration, including the deferral of certain costs associated with the Company's ownership interest in the Maine Yankee nuclear power plant. While those accounting recommendations will affect the timing of receipt of revenues by the Company and will require the Company to finance the payment of the associated costs, they should not significantly affect the Company's earnings during the period that the new rates are effective.

The MPUC order is based upon a determination that the Company should be allowed to earn an annual return of 12.75% on common equity. It also includes a "rate plan" under which the Company's rates will be subject to certain reconciliations based upon actual expenditures by the Company and an annual adjustment beginning on May 1, 1999 to account for inflation with an offset for assumed increases in productivity. Other than those adjustments, the Company will not change its rates unless its return on equity exceeds or falls short of the allowed return by more than 350 basis points. If the Company's return on equity falls outside of that bandwidth, 50% of the excess or shortfall will be adjusted for in the Company's rates.


12.  DERIVATIVE FINANCIAL INSTRUMENTS

INTEREST RATE CAPS - As discussed in Note 4, the Company, in 1995, entered into interest rate cap agreements (the cap or caps) with three financial institutions related to its $60 million of medium term notes to manage its exposure to interest rate fluctuations. Under the caps, the LIBO rate was capped at 7.25% over the five-year term of the medium term notes for the full notional amount of $60 million. At the beginning of each calendar quarter the notional interest rate is set by the financial institutions based on the current LIBO rate. The Company will be reimbursed for incremental interest expense incurred in excess of the 7.25% cap. During 1997, 1996 and 1995 the notional rate was not in excess of 7.25%. Credit risk arises from potential non-performance of counter parties to these agreements. The Company controlled the credit risk related to the cap by spreading the risk amongst three financial institutions and reviewing their financial stability prior to entering into the arrangements. There is no market risk associated with changes in interest rates since the Company paid for the cap when entering into the agreement. The Company will receive payment if the notional interest rate exceeds 7.25%.

FUEL SWAPS - The Company purchases, rather than generates itself, a significant portion of the energy required to service its retail business. These purchased energy prices can vary with changes in the price or availability of the underlying fuel sources, and the risk of such price volatility is no longer covered by a rate mechanism like the FA. A significant portion of the Company's exposure to purchased energy price volatility is closely matched to changes in residual oil prices. To manage the oil-related risk of energy price fluctuations, the Company has entered into agreements known as "swaps", essentially in which the Company agreed to pay a fixed price for a specific quantity of a specific commodity (residual oil in this case), for a given time period. This transfers the risk (or the benefit) of commodity price fluctuations to the other party to the agreement for the given period of time. These are strictly financial transactions, and no delivery of the underlying commodity is taken. Settlements occur on a monthly basis and the cash receipts/payments arising from the "swap" transactions offset corresponding increases/decreases in the Company's purchased energy costs.

The Company entered into "swap" transactions for 1997 and 1996 amounting to 475,000 and 775,000 barrels of residual oil, respectively. As a result of market movements in 1997 and 1996 the Company received cash payments of approximately $1.2 million and $3.6 million, respectively, from the swap transactions. The cash received from the "swaps" was recorded as a reduction in fuel for generation and purchased power expense in the Consolidated Statements of Income. As a result of these hedging activities, the Company is managing a substantial portion of the risk of energy price fluctuations, which allows the Company to more accurately predict its future purchased energy costs and cash flow requirements. To ensure the Company maintains a hedging, and not a speculative position, the Company has established official policies, procedures and controls for its fuel hedging program.

The Company manages the credit risk related to the fuel swaps through credit limits, collateral instruments, monitoring procedures, and diversification of counterparts. Basis risk is the risk that changes in the Company's costs do not move perfectly in tandem with the index/commodity specified in the swap. While basis risk exists with the residual oil swaps, the relationship between the Company's oil related purchased power costs and the index is highly correlated, and the Company continues to develop its purchased power portfolio to ensure that a high degree of correlation exists. Therefore, the Company does not expect any significant exposure to market/basis risk from the oil swaps. As a result of the achievement of this high degree of correlation, the "swaps" are accounted for as hedges, and are not speculative financial instruments.

At December 31, 1997, the Company was a party to "swaps" covering 1,180,000 barrels and 816,000 barrels of residual oil for the years 1998 and 1999 respectively. The fair market value of these 1998 and 1999 "swaps" at December 31, 1997 is estimated to be a negative $1.3 million. This value has not been recorded in the Consolidated Financial Statements. The fair market value estimate was determined using available market data. Judgement is required in interpreting market data, and the use of different market assumptions or estimation methodologies may affect the estimated fair market value.


13.  SUBSEQUENT EVENTS

STORM DAMAGE - Beginning on January 5, 1998, much of the state of Maine experienced weather conditions that included snow, sleet and freezing rain, culminating in a sleet storm on January 7, 8 and 9. Heavy icing conditions caused trees to fall into power lines and also caused power lines to fall from the added weight of the ice. Damage to transmission and distribution equipment was widespread throughout the Company's service territory. One of the Company's major transmission lines serving the eastern part of its service territory was entirely destroyed for a stretch of approximately eight miles. By January 9, an estimated 60,000, or roughly 60%, of the Company's customers were without power at the same time due to damage from the storm. The Governor of Maine declared a state of emergency, and President Clinton declared the state of Maine a federal disaster area.

The effort to restore power and repair transmission and distribution equipment was extensive. Lineworkers and tree crews from throughout the eastern United States and Canada participated in the effort, and by January 18, power had been restored to all but a few of the Company's customers. The cost of the restoration is still being determined but it is expected to total as much as $5 million or more. The MPUC has issued an order authorizing the Company to defer incremental storm damage expenses for future recovery through the rates charged to customers. The MPUC is expected to investigate the prudence of the costs incurred and to establish a time frame for the recovery of the prudently incurred costs. The Company believes its storm damage costs were prudently incurred and that it should, therefore, be allowed to recover them in rates.

DIVESTITURE OF GENERATION ASSETS - On February 9, 1998, the Company filed its plan for divesting its generation related assets with the MPUC in accordance with the electric utility industry "restructuring" provisions signed into law last year. The Company anticipates that the MPUC will proceed expeditiously with the case, but cannot predict when the plan will be approved. This plan could result in the identification of proposed purchasers by mid-summer 1998. The Company is offering a total of 166 MW of generation assets.


14.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997 the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It also requires dual presentation of basic and diluted EPS on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997. The application of this Statement currently does not impact the Company's EPS calculations. If the Company's PERC transaction (see Note 6) is completed, the issuance of warrants will cause this Statement to have an effect on the Company's EPS calculations.

In June 1997 the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management does not believe the implementation of this Statement will have a significant effect on the Company's financial statements.

In June 1997 the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments, which are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997. Management does not believe the implementation of this Statement will have a significant effect on the Company's financial statement disclosures.


COOPERS & LYBRAND

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Directors of Bangor Hydro-Electric Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Bangor Hydro-Electric Company and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, common stock investment, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                    /s/ Coopers & Lybrand L.L.P.
                                    ----------------------------
                                     COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 23, 1998



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

PART III
--------

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     See Part I above, and see the information under "Election of Directors" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 1998, which information is incorporated herein by reference.

ITEM 11  EXECUTIVE COMPENSATION
-------------------------------

     See the information under "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 1998, which information is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------------------------------------------------------
         AND MANAGEMENT
         --------------

     (a)  Security Ownership of Certain Beneficial Owners

          See the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 1998, which information is incorporated herein by reference.

     (b)  Security Ownership of Management

          See the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 1998, which information is incorporated herein by reference.

     (c)  Changes in Control

          Not applicable.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

     See the information under "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 1998, which information is incorporated herein by reference.

PART IV
-------

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
-------  ----------------------------------------------------
         ON FORM 8-K
         -----------
     (a) Consolidated Financial Statements of the Company covered by the Report of the of Independent
           Auditors (See Item 8):

          Consolidated Statements of Income for the Years Ended
           December 31, 1997, 1996 and 1995

          Consolidated Balance Sheets - December 31, 1997 and
     1996

          Consolidated Statements of Common Stock Investment for the Years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Capitalization - December
     31, 1997 and 1996

          Consolidated Statements of Cash Flows
     for the Years Ended December 31, 1997, 1996 and 1995

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

          (c)  Exhibits

               See Exhibit Index, page

          (d)  Reports on Form 8-K

               The Company has no current reports on Form 8-K for the Fourth Quarter of 1997. Two Current Reports on Form 8-K, dated January 23, 1998 and February 13, 1998, were filed in the first quarter of 1998 regarding significant storm damage from a recent ice storm, the divestitue of generation assets, and the results of the Company's request for an increase in retail rates.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Bangor Hydro-Electric Company


                                                 /s/ Robert S. Briggs
                                               ---------------------------

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


 /s/ Robert S. Briggs                          /s/ G. Clifton Eames
------------------------                      ------------------------

Robert S. Briggs                             G. Clifton Eames
President and                                Director
Chairman of the Board


                                              /s/ Marion M. Kane
------------------------                      ------------------------

William C. Bullock, Jr.                      Marion M. Kane
Director                                     Director


                                              /s/ Norman A. Ledwin
------------------------                      ------------------------

Jane J. Bush                                 Norman A. Ledwin
Director                                     Director


 /s/ David M. Carlisle                         /s/ Carroll R. Lee
----------------------                        ------------------------

David M. Carlisle                            Carroll R. Lee
Director                                     Director, Senior Vice
                                             President and Chief
                                             Operating Officer



                                              /s/ Frederick S. Samp
----------------------                        -----------------------
Alton E. Cianchette                          Frederick S. Samp
Director                                     Vice President - Finance & Law
                                             (Chief Financial Officer)


                          /s/ David R. Black
                         -----------------
                         David R. Black
                         Controller
                         (Chief Accounting Officer)

Each of the above signatures is affixed as of March 18, 1998.


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





                                           /s/ Coopers & Lybrand L.L.P.

                                         ------------------------------

                                           COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
January 23, 1998

                                                                                                      SCHEDULE VIII

                                          RESERVES FOR DOUBTFUL ACCOUNTS AND INSURANCE
                                          --------------------------------------------
                                                                   Additions
                                                         -----------------------------

                                          Balance at       Charged to       Charged to                       Balance at
                                           Beginning        Costs and         Other                              End
                                           Of Period        Expenses         Accounts       Deductions        of Period
                                            -------          -------         -------          -------          -------


1997
Reserve for Doubtful Accounts           $  1,450,000     $  1,401,313     $     -         $  1,401,313 (A) $  1,450,000
                                          -----------      -----------      ----------      -----------      -----------

Reserve for Retirees' Life Insurance    $      -         $      -         $     -         $      -         $      -
                                          -----------      -----------      ----------      -----------      -----------


1996

Reserve for Doubtful Accounts           $  1,450,000     $  1,826,884     $     -         $  1,826,884 (A) $  1,450,000
                                          -----------      -----------      ----------      -----------      -----------

Reserve for Retirees' Life Insurance    $    852,000     $      -         $     -         $    852,000     $      -
                                          -----------      -----------      ----------      -----------      -----------


1995

Reserve for Doubtful Accounts           $    730,000     $  2,637,301     $     -         $  1,917,301 (A) $  1,450,000
                                          -----------      -----------      ----------      -----------      -----------

Reserve for Retirees' Life Insurance    $    848,000     $     32,000     $     -         $     28,000     $    852,000
                                          -----------      -----------      ----------      -----------      -----------

 NOTE:
 (A) Accounts written off, less recoveries.


                                EXHIBIT INDEX

                           EXHIBITS FILED HEREWITH
                           -----------------------

         EXHIBIT NO.                    DESCRIPTION OF EXHIBIT
         ----------                     ----------------------

4.       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
          ---------------------------------------------------

         4(a)                                Second Amendment dated as of
                                             June 6, 1997 to the Credit
                                             Agreement Dated as of June 30,
                                             1995 among Bangor Hydro-
                                             Electric Company and the Banks
                                             named therein, Chase Manhattan
                                             Bank (formerly known as
                                             Chemical Bank) as
                                             Administrative Agent and Fleet
                                             Bank of Maine and First
                                             National Bank of Boston as
                                             Co-Agents.

         4(b)                                Security Agreement dated as of
                                             June 6, 1997 between Bangor
                                             Hydro-Electric Company and
                                             Chase Manhattan Bank as
                                             Administrative Agent under the
                                             Credit Agreement dated as of
                                             June 30, 1995, as amended
                                             from time to time.

         4(c) Third Amendment dated as of November 20, 1997 to the Credit Agreement Dated as of June 30, 1995 among Bangor Hydro-
                                           Electric Company and the Banks
                                           named therein, Chase Manhattan
                                           Bank (formerly known as
                                           Chemical Bank) as
                                           Administrative Agent and Fleet
                                           Bank of Maine and First
                                           National Bank of Boston as
                                           Co-Agents.

         4(d) Amended and Restated Security Agreement Dated as of November 20, 1997 between Bangor
                                           Hydro-Electric Company and
                                           Chase Manhattan Bank as
                                           Administrative Agent under the
                                           Credit Agreement dated as of
                                           June 30, 1995, as amended
                                           from time to time.

                  EXHIBITS INCORPORATED HEREIN BY REFERENCE
                  -----------------------------------------

     EXHIBIT NO.    DESCRIPTION OF EXHIBIT   INCORPORATED BY REFERENCE TO:
     -----------    ---------------------    ----------------------------

3.   ARTICLES OF INCORPORATION & BY-LAWS
      -----------------------------------

     3.1         Company's Certificate       Form S-2, Reg. No. 33-39181,
                 of Organization, together   Exhibit 3.1
                 with all amendments thereto

     3.2         Articles of Amendment       Form S-2, Reg. No. 33-63500,
                 increasing Company's        Exhibit 4.3
                 authorized capital stock

     3.3         Articles of Amendment       Form 10-K, 1995, Exhibit 3(a)
                 changing Corporate Clerk

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
                 (Bangor Hydro-Electric
                 Company to Chemical Bank).


10.  MATERIAL CONTRACTS
---   ------------------

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