Form 10-Q
period 1998-03-31
BANGOR HYDRO ELECTRIC CO
filed 1998-05-14
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended MARCH 31, 1998           Commission File No. 0-505
                      --------------                               -----


                     BANGOR HYDRO-ELECTRIC COMPANY
         ----------------------------------------------------
        (Exact Name of Registrant as specified in its Charter


              MAINE                                  01-0024370
-------------------------------                -------------------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)                Identification No.)


    33 STATE STREET, BANGOR, MAINE                04401
----------------------------------------       ----------
(Address of Principal Executive Offices)       (Zip Code)


Registrant's Telephone Number, including Area Code    207-945-5621
                                                      ------------


                                 NONE
---------------------------------------------------------------------

           Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report


        Outstanding Common Stock, $5 Par Value - 7,363,424 Shares
                               March 31, 1998

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes   X        No
                             -----         ------

                                 FORM 10-Q

                   FOR THE QUARTER ENDED MARCH 31, 1998

                      PART I - FINANCIAL INFORMATION

                                                           PAGE
                                                           ----

Cover Page                                                  1

Index                                                       2

Consolidated Statements of Income                           3

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                        4

Consolidated Balance Sheets - March 31, 1998 and
  December 31, 1997                                        13

Consolidated Statements of Capitalization                  15

Consolidated Statements of Cash Flows                      16

Consolidated Statements of Common Stock Investment         17

Notes to the Consolidated Financial Statements             18

PART II - OTHER INFORMATION                                25

Item 6 - Exhibits and Reports on Form 8-K                  26

Signature Page                                             27









                      BANGOR HYDRO-ELECTRIC COMPANY
                    CONSOLIDATED STATEMENTS OF INCOME
                 000's Omitted Except Per Share Amounts
                              (UNAUDITED)

                                                    Three Months Ended
                                                      Mar. 31,       Mar. 31,
                                                        1998           1997
                                                     ----------     ----------

ELECTRIC OPERATING REVENUES                       $      49,100  $      48,176
                                                     ----------     ----------
OPERATING EXPENSES:
    Fuel for generation and purchased power       $      21,359  $      24,282
    Other operation and maintenance                       8,310          7,762
    Depreciation and amortization                         2,614          2,752
    Amortization of Seabrook Nuclear Unit                   425            425
    Amortization of contract buyouts                      5,091          5,228
    Taxes -
       Property and payroll                               1,535          1,412
       State income                                         228           (280)
       Federal income                                     1,128            (62)
                                                     ----------     ----------
                                                  $      40,690  $      41,519
                                                     ----------     ----------
OPERATING INCOME                                  $       8,410  $       6,657
                                                     ----------     ----------
OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                        $          69  $          95
    Other, net of applicable income taxes                   197            297
                                                     ----------     ----------
                                                  $         266  $         392
                                                     ----------     ----------
INCOME BEFORE INTEREST EXPENSE                    $       8,676  $       7,049
                                                     ----------     ----------
INTEREST EXPENSE:
    Long-term debt                                $       5,475  $       5,755
    Other                                                   922            766
    Allowance for borrowed funds used
       during construction                                 (129)          (188)
                                                     ----------     ----------
                                                  $       6,268  $       6,333
                                                     ----------     ----------
NET INCOME                                        $       2,408  $         716
DIVIDENDS ON PREFERRED STOCK                                312            344
                                                     ----------     ----------
EARNINGS APPLICABLE TO COMMON STOCK               $       2,096  $         372
                                                     ==========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES                         7,363          7,363
                                                     ==========     ==========
BASIC AND DILUTED EARNINGS PER COMMON SHARE,
    based on the weighted average number of
    shares outstanding during the period          $         .28  $         .05
                                                     ==========     ==========
DIVIDENDS DECLARED PER COMMON SHARE               $          -   $          -
                                                     ==========     ==========

See notes to the consolidated financial statements.


                       BANGOR HYDRO-ELECTRIC COMPANY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                     OPERATIONS AND FINANCIAL CONDITION

    Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in Bangor Hydro-Electric Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K) should be read in conjunction with the comments below.

EARNINGS
--------
    The quarter ended March 31, 1998 resulted in earnings of $.28 per common share, compared to earnings of $.05 per common share for the quarter ended March 31, 1997. The improvement in first quarter earnings is attributable largely to the February 9, 1998 rate increase authorized by the Maine Public Utilities Commission (MPUC) designed to increase annual revenues by approximately $13.2 million. That amount included the amount authorized in a temporary rate increase that became effective on July 1, 1997. Earnings were negatively impacted in the first quarter of 1998 by a decrease in energy sales, as a result of service interruptions during a major ice storm in January 1998 (see discussion below), and significantly warmer weather.
    Earnings for the first quarter of 1997 were positively affected by three transactions that were nonrecurring in nature. The Company recorded $335,000 in revenues from the sale of air emission allowances to a coal fired generating facility, and $350,000 in revenue was recognized under a shared savings distribution agreement with another utility. Also, the Company recorded a $204,000 state income tax benefit as the result of an Internal Revenue Service examination of the Company's 1994 federal income tax return.

IMPORTANT CURRENT ACTIVITIES-
----------------------------
MONETIZATION OF POWER SALE CONTRACT - As reported in the 1997 Form 10-K, the Company had been negotiating a transaction for the monetization of a power sale contract with UNITIL Power Corp. (UNITIL), a New Hampshire based electric utility. The Company currently provides power to UNITIL at significantly above-market rates, with the contract term ending in the year 2003. Based upon current projections of wholesale electricity markets, it is expected that the rates charged under the UNITIL contract will remain at above-market levels for the remainder of the contract term. Therefore, the assignment of the Company's rights under the contract has a positive present cash value. On March 31, 1998, the Company completed a transaction with a financial institution that provided a loan of approximately $23 million in net proceeds secured by the value of the UNITIL contract.
    Also as previously reported, beginning in early 1997, the Company failed to comply with certain finanical covenants under its bank lending agreements and received temporary waivers from the lending banks. By using a portion of the proceeds of the UNITIL monetization to pay down a portion of the bank obligations, the Company was able to negotiate permanent waivers of the earlier financial covenant violations and to establish new financial covenant levels for the future that it believes to be reasonably achievable.
    At the time the Company filed its 1997 Form 10-K, the monetization of the UNITIL contract had not been completed and the financial covenant violations had, therefore, not been waived permanently. As discussed in that Report, all debt under the bank credit facilities, including certain medium term notes, was classified as a current liability on the Company's Consolidated Balance Sheet as of December 31, 1997. As a result of the permanent waivers that became effective upon completion of the UNITIL monetization, $22 million of medium term notes, previously classified as a current liability, have been reclassified as a long-term liability as of March 31, 1998.

STORM DAMAGE - As discussed in the 1997 Form 10-K, the Company suffered widespread damage throughout its service territory to its transmission and distribution equipment during a major ice storm in January 1998. The Company's incremental costs associated with the service restoration effort were approximately $3.9 million, and additional incremental costs associated with line clearance work are expected to be incurred in the future. The $3.9 million has been recorded as a deferred cost on the Company's Consolidated Balance Sheet as of March 31, 1998. The MPUC issued an order authorizing the Company to defer incremental, non-capitalized storm damage expenses for future recovery through the rates charged to customers. MPUC proceedings on the recovery of the incremental ice storm costs have been delayed, due to the possibility of federal funds being available to utilities for ice storm property damage. The Company is uncertain whether any federal funds will be received or the timing of MPUC proceedings. The Company believes its storm damage costs were prudently incurred and it should, therefore, be allowed to recover them in rates.

REVENUES
--------
    Electric operating revenue increased by $924,000, or 1.9% in the first quarter of 1998 due principally to the impact of the 3.8% temporary rate increase effective on July 1, 1997 and the 5.83% rate increase effective February 13, 1998. These increases were offset by an overall 4.9% decrease in total kilowatt hour (KWH) sales (excluding off-system sales) in the first quarter of 1998 over first quarter 1997 sales. The reduction in KWH sales in the first quarter of 1998 was due to service interruption during the ice storm in January 1998, as well as significantly warmer weather in the 1998
quarter as compared to 1997.   Positively impacting revenues in the first
quarter of 1997 were the previously discussed sale of air emission allowances and revenue associated with the shared distribution savings with another utility.

EXPENSES
--------
    Fuel for generation and purchased power expense decreased $2.9 million or 12% in the first quarter of 1998 as compared to 1997. The decreased expense was a result of several factors. The largest was reduced expense associated with the permanent shutdown of the Maine Yankee nuclear plant in 1998 as compared to maintaining the plant in an operating mode in the first quarter of 1997. Also, in connection with the Company's recent rate order (See the 1997 Form 10-K for discussion of the rate order), the Company was ordered to defer, for future recovery, the excess of actual Maine Yankee related costs incurred during the first quarter of 1998 over the Maine Yankee costs included in the rate order. This deferral mechanism resulted in an approximately $822,000 reduction in expense in the first quarter of 1998. The reduction in expense in the first quarter of 1998 was also impacted by the previously mentioned 4.9% decrease in KWH sales and an increase in power generation by the Company's hydroelectric facilities. Purchases from contracts tied largely to the cost of oil decreased in 1998, and these decreases were approximately offset by payouts under the Company's fuel hedging program.
    Other operation and maintenance (O&M) expense increased by $548,000 in the first quarter of 1998. O&M payroll expense increased by $614,000 due principally to service restoration and support costs associated with the January 1998 ice storm. The Company was ordered by the MPUC to defer incremental non-capital costs related to the ice storm, but the non-incremental labor costs were charged principally to other O&M in the first quarter of 1998. Principally as a result of the ice storm, there was significantly less payroll charged to the Company's capital program in the first quarter of 1998. Also affecting the increased O&M payroll was a 3% union wage increase effective January 1, 1998. These increases were offset to some extent by lower employee levels in 1998.
    Depreciation and amortization expense decreased $138,000 in the first quarter of 1998 as compared to the 1997 quarter. Effective February 13, 1998, in connection with the Company's most recent rate order, the Company lengthened the depreciable lives of its large information system capital projects from seven to ten years, and began amortizing its $3.6 million overaccumulated depreciation reserve ($225,000 amortization in the first quarter of 1998), thus causing a reduction in depreciation expense. These decreases were offset by the impact of anticipated 1998 property additions.
    The $137,000 decrease in amortization of contract buyouts in the 1998 quarter was also due principally to the recent rate order, whereby the MPUC required the Company to reduce the amortization of the deferred regulatory asset associated with the 1993 buyout of one of its high-priced non-utility generator contracts by an annualized amount of approximately $1.1 million, effective February 13, 1998.
    The increase in property and other taxes in the first quarter of 1998 was due principally to greater payroll taxes, which were primarily a result of increased O&M labor in the 1998 quarter.
    The increase in income taxes was principally a function of greater earnings in the first quarter of 1998 as compared to the 1997 quarter. Also reducing income tax expense in the 1997 quarter was the previously discussed $204,000 state income tax benefit. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.
    The decrease in other income in the 1998 quarter was due primarily to the expense of start-up costs associated with non-core business ventures by the Company.
    Allowance for funds used during construction decreased in 1998 relative to 1997 due mainly to lower levels of construction work in progress in the 1998 quarter. This decrease was offset, to some extent, by approximately $77,000 in carrying costs recorded on deferred incremental Maine Yankee and deferred incremental ice storm costs in the first quarter of 1998.
    Long-term debt interest expense decreased $280,000 in the first quarter of 1998 as compared to 1997 due to $14 million in principal repayments on the medium term notes in 1997, as well as sinking fund payments on the Company's 12.25% first mortgage bonds.
    Other interest expense, which is composed principally of interest expense on short term borrowings, increased due to a $2.8 million increase in weighted average short-term borrowings outstanding in the 1998 quarter as compared to 1997, as well as an increase in average short-term interest rates in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
    The Consolidated Statements of Cash Flows reflect events in the first quarters of 1998 and 1997 as they affect the Company's liquidity. Net cash provided by operations was $7.8 million in 1998 as compared to $9.1
million in the 1997 quarter.   Negatively impacting cash flows from
operations in the 1998 quarter was the $3.9 million in incremental costs incurred in connection with the January 1998 ice storm. Cash flows were also reduced by the effect of a large customer, who prepaid its electric usage for a one-year period in the third quarter of 1997. Offsetting these cash flow reductions was the beneficial impact of the 3.8% temporary rate increase on July 1, 1997 and the 5.83% rate increase effective February 13, 1998.
    Due principally to costs incurred to rebuild a major transmission line damaged in the January 1998 ice storm, construction expenditures were $1.2 million higher in the 1998 quarter as compared to 1997.
    Dividends paid on common stock were lower in 1998 due to the suspension of the common dividend, beginning with the first quarter of 1997. The reduction in preferred dividends paid resulted principally from a $1.5 million sinking fund payment made on the Company's 8.76% mandatory redeemable preferred stock in December 1997.
    The Company in each quarter made sinking fund payments on its 12.25% first mortgage bonds. Also in the first quarter of 1998 the Company repaid $4 million of principal on its outstanding medium term notes and made the final $2.5 million payment on its 6.75% first mortgage bonds. As previously discussed, in connection with the monetization of the UNITIL contract, the Company issued $24.8 million in medium term notes on March 31, 1998. The Company's net proceeds from this issuance were $23.3 million, due to the requirement to deposit $1.5 million in a capital reserve fund for the final payment of principal and interest in 2002. Of the $23.3 million of proceeds received, the Company utilized $19 million to repay borrowings outstanding under its revolving credit facility. The remaining funds are intended to be utilized for the Penobscot Energy Recovery Company purchased power contract restructuring transaction, which is more fully discussed in the 1997 Form 10-K.
    For additional discussion of liquidity and capital resources, see the Company's 1997 Form 10-K.

OTHER
-----
    Management's discussion and analysis of results of operations and financial condition contains items that are "forward-looking" as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Factors that might cause such differences include, but are not limited to, future economic conditions, relationship with lenders, earnings retention and dividend payout policies, electric utility restructuring, developments in the legislative, regulatory and competitive environments in which the Company operates, and other circumstances that could affect revenues and costs.

             BANGOR HYDRO-ELECTRIC COMPANY
              CONSOLIDATED BALANCE SHEETS
                     000's Omitted
                      (Unaudited)
                                                          Mar.31,    Dec. 31,
                        ASSETS                             1998        1997
                                                        ----------- -----------
INVESTMENT IN UTILITY PLANT:
    Electric plant in service, at original cost        $   344,041 $   341,009
    Less - Accumulated depreciation and
      amortization                                          99,191      96,595
                                                        ----------  ----------
                                                       $   244,850 $   244,414

    Construction work in progress                           13,480      12,011
                                                        ----------  ----------
                                                       $   258,330 $   256,425
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company               $     5,684 $     5,532
       Maine Electric Power Company, Inc.                      335         326
                                                        ----------  ----------
                                                       $   264,349 $   262,283
                                                        ----------  ----------
OTHER INVESTMENTS, principally at cost                 $     5,618 $     5,274
                                                        ----------  ----------
FUNDS HELD BY TRUSTEE, at cost                         $    23,041 $    21,196
                                                        ----------  ----------
CURRENT ASSETS:
    Cash and cash equivalents                          $     1,645 $       937
    Accounts receivable, net of reserve                     16,077      16,615
    Unbilled revenue receivable                             11,589      11,605
    Inventories, at average cost:
       Material and supplies                                 2,860       2,759
       Fuel oil                                                470          35
    Prepaid expenses                                           987       1,207
    Deferred Maine Yankee refueling costs                        0         286
                                                        ----------  ----------
       Total current assets                            $    33,628 $    33,444
                                                        ----------  ----------
DEFERRED CHARGES:
    Investment in Seabrook Nuclear Project, net of
       accumulated amortization of $28,899 in 1998
       and $28,474 in 1997                             $    29,943 $    30,368
    Costs to terminate purchased power contracts,
       net of accumulated amortization of $64,707
       in 1998 and $59,616 in 1997                         142,542     147,633
    Maine Yankee decommissioning costs                      60,068      60,924
    Deferred regulatory assets                              32,325      32,551
    Demand-side management costs                             1,474       1,705
    Other                                                    8,421       5,205
                                                        ----------  ----------
      Total deferred charges                           $   274,773 $   278,386
                                                        ----------  ----------
         Total assets                                  $   601,409 $   600,583
                                                       =========== ===========

See notes to the consolidated financial statements.








             BANGOR HYDRO-ELECTRIC COMPANY
              CONSOLIDATED BALANCE SHEETS
                     000's Omitted
                      (Unaudited)

                                                          Mar.31,    Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES               1998        1997
                                                        ----------- ----------

CAPITALIZATION:
    Common stock investment                            $   108,655 $   106,558
    Preferred stock                                          4,734       4,734
    Preferred stock subject to mandatory redemption,
      exclusive of current sinking fund
        requirements                                         9,152       9,137
    Long-term debt, net of current portion                 259,575     221,643
                                                        ----------  ----------
         Total capitalization                          $   382,116 $   342,072
                                                        ----------  ----------
CURRENT LIABILITIES:
    Notes payable - banks                              $    16,000 $    34,000
                                                        ----------  ----------

    Other current liabilities -
      Current portion of long-term debt and sinking
        fund requirements on preferred stock           $    31,527 $    52,172
      Accounts payable                                      12,752      13,171
      Dividends payable                                        296         327
      Accrued interest                                       4,824       3,667
      Customers' deposits                                      282         297
      Deferred revenue                                         840       1,571
      Current income taxes payable                               0           8
                                                        ----------  ----------
         Total other current liabilities               $    50,521 $    71,213
                                                        ----------  ----------
         Total current liabilities                     $    66,521 $   105,213
                                                        ----------  ----------

DEFERRED CREDITS AND RESERVES:
    Deferred income taxes - Seabrook                   $    15,544 $    15,766
    Other accumulated deferred income taxes                 57,513      55,859
    Maine Yankee decommissioning liability                  58,664      60,926
    Deferred regulatory liability                            9,881       9,972
    Unamortized investment tax credits                       1,909       1,962
    Accrued pension and postretirement benefit
      costs                                                  7,236       7,034
    Other                                                    2,025       1,779
                                                        ----------  ----------
      Total deferred credits and reserves              $   152,772 $   153,298
                                                        ----------  ----------
 Total Stockholders' Investment and Liabilities        $   601,409 $   600,583
                                                       =========== ===========

See notes to the consolidated financial statements.



                       BANGOR HYDRO-ELECTRIC COMPANY
                 CONSOLIDATED STATEMENTS OF CAPITALIZATION
                               000's Omitted
                                (Unaudited)

                                                                                Mar. 31,       Dec. 31,
                                                                                  1998           1997
                                                                              -----------    -----------
COMMON STOCK INVESTMENT
    Common stock, par value $5 per share-                                   $      36,817  $      36,817
       Authorized -- 10,000,000 shares
       Outstanding -- 7,363,424 shares in 1998 and 1997
    Amounts paid in excess of par value                                            56,969         56,969
    Retained earnings                                                              14,869         12,772
                                                                              -----------    -----------
            Total common stock investment                                   $     108,655  $     106,558
                                                                              -----------    -----------
PREFERRED STOCK-Non participating, cumulative-
    Par value $100 per share, authorized 600,000 shares
       Not redeemable or redeemable solely at the option of the issuer-
          7%,  Noncallable, 25,000 shares, authorized and outstanding       $       2,500  $       2,500
          4.25%, Callable at $100, 4,840 shares, authorized and outstanding           484            484
          4%, Series A, Callable at $110, 17,500 shares, authorized
              and outstanding                                                       1,750          1,750
                                                                              -----------    -----------
                                                                            $       4,734  $       4,734
                                                                              -----------    -----------
       8.76%, Subject to mandatory redemption requirements-
          Callable at 103.75% if called on or prior to December 27, 1998,
             150,000 shares authorized and 105,000 shares outstanding
                  in 1998 and 1997                                          $      10,746  $      10,731
                Less: Sinking fund requirements                                     1,594          1,594
                                                                              -----------    -----------
                                                                            $       9,152  $       9,137
                                                                              -----------    -----------
LONG-TERM DEBT
   First Mortgage Bonds-
         6.75%   Series due 1998                                            $           -  $       2,500
        10.25%   Series due 2019                                                   15,000         15,000
        10.25%   Series due 2020                                                   30,000         30,000
         8.98%   Series due 2022                                                   20,000         20,000
         7.38%   Series due 2002                                                   20,000         20,000
         7.30%   Series due 2003                                                   15,000         15,000
        12.25%   Series due 2001                                                    4,509          5,521
                                                                              -----------    -----------
                                                                            $     104,509  $     108,021
          Less: Current maturity in 1997 and sinking fund requirements              1,579          4,278
                                                                              -----------    -----------
             Total first mortgage bonds                                     $     102,930  $     103,743
                                                                              -----------    -----------
   Variable rate demand pollution control revenue bonds
         Series 1983 due 2009                                               $       4,200  $       4,200
                                                                              -----------    -----------
   Other Long-Term Debt-
        Finance Authority of Maine - Taxable Electric Rate
         Stabilization Revenue Notes, 7.03% Series 1995A, due 2005          $     126,000  $     126,000
        Medium Term Notes, Variable interest rate- LIBO Rate plus 2%,
          due 2000                                                                 30,000         34,000
        Medium Term Notes, Variable interest rate- LIBO Rate plus 1.125%,
          due 2002                                                                 24,800              -
                                                                              -----------    -----------
                                                                            $     180,800  $     160,000

          Less:  Current portion of long-term debt                                 28,355         46,300
                                                                              -----------    -----------
                                                                            $     152,445  $     113,700
                                                                              -----------    -----------
             Total long-term debt                                           $     259,575  $     221,643
                                                                              -----------    -----------
     Total Capitalization                                                   $     382,116  $     342,072
                                                                              ===========    ===========
See notes to the consolidated financial statements.




             BANGOR HYDRO-ELECTRIC COMPANY
         CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                     000's Omitted
                      (Unaudited)
                                                           1998        1997
                                                        ----------  ----------
Cash Flows From Operations:
  Net income                                           $     2,408 $       716
    Adjustments to reconcile net income to net cash
      provided by(used in) operations:
        Depreciation and amortization                        2,614       2,752
        Amortization of Seabrook Nuclear Project               425         425
        Amortization of contract buyouts                     5,091       5,228
        Other amortizations                                    445         473
        Allowance for equity funds used during
          construction                                         (69)        (95)
        Deferred income tax provision and
          investment tax credits                             1,505        (182)
    Changes in assets and liabilities:
        Deferred incremental ice storm costs                (3,942)          -
        Deferred incremental Maine Yankee costs               (822)          -
        Deferred fuel revenue and Maine Yankee                 286        (323)
          refueling costs
        Accounts receivable, net and unbilled
          revenue                                              554       1,160
        Accounts payable                                      (419)     (2,847)
        Accrued interest                                     1,157       1,186
        Current and deferred income taxes                      (16)        110
        Accrued postretirement benefit costs                   175         500
        Deferred revenue                                      (731)          -
        Other current assets and liabilities, net             (331)        490
        Other, net                                            (528)       (473)
                                                        ----------  ----------
Net Cash Provided By Operations                        $     7,803 $     9,120
                                                        ----------  ----------
Cash Flows From Investing:
  Construction expenditures                            $    (4,426)$    (3,179)
  Allowance for borrowed funds used during
    construction                                              (129)       (188)
                                                        ----------  ----------
Net Cash Used In Investing                             $    (4,555)$    (3,367)
                                                        ----------  ----------
Cash Flows From Financing:
  Dividends on preferred stock                         $      (327)$      (362)
  Dividends on common stock                                      -      (1,325)
  Payments on long-term debt                                (7,513)       (898)
  Proceeds from issuance of long-term debt, net of
      capital reserve fund requirements                     23,300           -
  Short-term debt, net                                     (18,000)       (500)
                                                        ----------  ----------
Net Cash Used In Financing                             $    (2,540)$    (3,085)
                                                        ----------  ----------
Net Change in Cash and Cash Equivalents                $       708 $     2,668
Cash and Cash Equivalents at Beginning of Period               937       1,274
                                                        ----------  ----------
Cash and Cash Equivalents at End of Period             $     1,645 $     3,942
                                                        ==========  ==========
Cash Paid During the Three Months For:
     Interest (Net of Amount Capitalized)              $     4,876 $     4,906
     Income Taxes                                               11           -
                                                        ==========  ==========
See notes to consolidated financial statements.


                   BANGOR HYDRO-ELECTRIC COMPANY
       CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT
       FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                           000's Omitted
                            (Unaudited)




                                             Amounts                  Total
                                             Paid in                  Common
                                  Common    Excess of    Retained     Stock
                                  Stock     Par Value    Earnings   Investment

BALANCE DECEMBER 31, 1996          $36,817     $56,969     $14,535    $108,321
Net income                              -           -          716         716
Cash dividends declared on-
  Preferred stock                       -           -         (329)       (329)
Other                                   -           -          (15)        (15)
                               ----------- ----------  -----------  ----------
BALANCE MARCH 31, 1997             $36,817     $56,969     $14,907    $108,693
                               =========== =========== ============ ===========
BALANCE DECEMBER 31, 1997          $36,817     $56,969     $12,772    $106,558
Net income                              -           -        2,408       2,408
Cash dividends declared on-
  Preferred stock                       -           -         (296)       (296)
Other                                   -           -          (15)        (15)
                                ----------  ----------  ----------- -----------
BALANCE MARCH 31, 1998             $36,817     $56,969     $14,869    $108,655
                                ==========  ==========  =========== ===========

See notes to the consolidated financial statements.






                       BANGOR HYDRO-ELECTRIC COMPANY
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1998
                                (Unaudited)


(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:
     ---------------------------------------------

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company (the Company), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, footnotes and and all other information included in the 1997 Form 10-K.
     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the periods ended March 31, 1998 and 1997.
     The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 1997 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.

(2)  INCOME TAXES:
     ------------
     The following table reconciles a provision calculated by multi- plying income before federal income taxes by the statutory federal income tax rate to the federal income tax provision:
                                       THREE MONTHS ENDED MARCH 31,
                                       ---------------------------
                                           1998          1997
                                           ----          ----
                                        AMOUNT   %      AMOUNT   %
                                        ------  ---     ------  ---
                                           (Dollars in Thousands)
Federal income tax provision
     at statutory rate                  $1,369  34%     $ 198   34%
Plus permanent reductions
     in tax expense resulting
     from statutory exclusions
     from taxable income                    24   1         11    2
                                        ------ ---      -----  ---
Federal income tax provision before
     effect of temporary differences
     and investment tax credits         $1,393  35%     $ 209   36%
Less temporary differences that
     are flowed through for rate-
     making and accounting purposes        (97) (2)       (25)  (4)
Less utilization and amortization
     of investment tax credits             (53) (1)       (85) (15)
                                        ------ ---      -----  ---
Federal income tax provision            $1,243  32%     $  99   17%
                                        ====== ===      =====  ===

(3)  INVESTMENT IN JOINTLY OWNED FACILITIES:
     --------------------------------------
     Condensed financial information for Maine Yankee Atomic Power Company ("Maine Yankee"), Maine Electric Power Company, Inc. ("MEPCO"), Bangor-Pacific Hydro Associates ("BPHA") and Chester SVC
Partnership ("Chester") is as follows:



                                  MAINE YANKEE          MEPCO
                                ----------------  --------------
                                   (Dollars in Thousands)
                                         (Unaudited)
                                Operations for Three Months Ended
                               ----------------------------------
                                Mar.31,  Mar.31,  Mar.31,  Mar.31,
                                 1998     1997     1998     1997
OPERATIONS:                    -------- --------  -------- ------
  As reported by investee-
   Operating revenues          $37,603  $63,864  $   701  $12,995
                               =======  =======  =======  =======
  Earnings applicable to
    common stock               $ 2,075  $ 1,766  $   222  $   307
                               =======  =======  =======  =======
 Company's reported equity-
   Equity in net income        $   145  $   124  $    32  $    44
    Add(Deduct)-Effect of
      adjusting Company's
       estimate to actual            7       (2)     (20)     (41)
                               -------  -------  -------  -------
  Amounts reported by Company  $   152  $   122  $    12  $     3
                               =======  =======  =======  =======


                               MAINE YANKEE            MEPCO
                           -------------------  -----------------
                                   (Dollars in Thousands)
                                         (Unaudited)
                                     Financial Position at
                         ----------------------------------------
                            Mar.31,   Dec. 31,   Mar.31,  Dec. 31,
                             1998       1997      1998      1997
FINANCIAL POSITION:       ---------- ----------  -------  --------
As reported by investee-
  Total assets            $1,339,238 $1,368,143  $ 4,426  $ 4,362
  Less-
   Preferred stock            16,800     17,400        -        -
   Long-term debt            128,665    143,665      370      420
   Other liabilities and
     deferred credits      1,112,748  1,128,128    1,494    1,578
                          ----------  ---------  -------  -------
  Net assets              $   81,025 $   78,950  $ 2,562  $ 2,364
                          ========== ==========  =======  =======
Company's reported equity-
  Equity in net assets    $    5,672 $    5,527  $   364  $   336
   Add(Deduct)- Effect
   of adjusting Company's
   estimate to actual             12          5      (29)     (10)
                           ---------- ----------  -------  -------
Amounts reported by Co.   $    5,684 $    5,532  $   335  $   326
                           ========== ==========  =======  =======




                                  BPHA              Chester
                             -----------------   -----------------
                                    (Dollars in Thousands)
                                        (Unaudited)
                              Operations for Three Months Ended
                             -------------------------------------
                             Mar.31,   Mar.31,    Mar.31,  Mar.31,
                              1998      1997       1998     1997
                             -------   -------   --------  -------
OPERATIONS:
As reported by investee-
 Operating revenues          $ 1,847   $ 1,806   $ 1,076   $ 1,134
                             =======   =======   =======   =======
 Net Income                  $   646   $   559   $     -   $     -
                             =======   =======   =======   =======
Company's reported equity
 in net income               $   323   $   280   $     -   $     -
                             =======   =======   =======   =======


                                     Financial Position at
                            Mar. 31,  Dec. 31,  Mar. 31,  Dec. 31,
                              1998      1997      1998      1997
                            --------  --------  --------  --------
FINANCIAL POSITION:
As reported by investee-
  Total assets               $39,106   $39,013   $27,297   $27,633
  Less-
   Long-term debt             27,950    28,500    25,542    25,837
   Other liabilities           2,422     2,425     1,755     1,796
                             -------   -------   -------   -------
  Net assets                 $ 8,734   $ 8,088   $     -   $     -
                             =======   =======   =======   =======
Company's reported equity
  in net assets              $ 4,367   $ 4,044   $     -   $     -
                             =======   =======   =======   =======


(4)  MONETIZATION OF POWER SALE CONTRACT -
     -----------------------------------

          As reported in the 1997 Form 10-K, the Company had been negotiating a transaction for the monetization of a contract with UNITIL Power Corp. (UNITIL), a New Hampshire based electric utility. The Company currently provides power to UNITIL at significantly above-market rates, with the contract term ending in the year 2003. Based upon current projections of wholesale electricity markets, it is expected that the rates charged under the UNITIL contract will remain at above-market levels for the remainder of the contract term. Therefore, the assignment of the Company's rights under the contract has a positive present cash value. On March 31, 1998, the Company completed a transaction with a financial institution that provided loan proceeds of approximately $23.3 million, net of a requirement to deposit $1.5 million of the proceeds in a debt service reserve fund. The loan is secured by the value of the UNITIL contract.
            Also as previously reported, beginning in early 1997, the Company failed to comply with certain finanical covenants under its bank lending agreements and received temporary waivers from the lending banks. By using a portion of the proceeds of the UNITIL monetization to pay down a portion of the bank obligations, the Company was able to negotiate permanent waivers of the earlier financial covenant violations and to establish new financial covenant levels for the future that it believes to be reasonably achievable.
          At the time the Company filed its 1997 Form 10-K, the monetization of the UNITIL contract had not been completed and the financial covenant violations referred to above had, therefore, not been waived permanently. As discussed in that Report, all debt under the bank credit facilities, including certain medium term notes, was classified as a current liability on the Company's Consolidated Balance Sheet as of December 31, 1997. As a result of the permanent waivers that became effective upon completion of the UNITIL monetization, $22 million of medium term notes, previously classified as a current liability, have been reclassified as a long-term liability as of March 31, 1998.

(5)  STORM DAMAGE -
     ------------
          As discussed in the 1997 Form 10-K, the Company suffered widespread damage throughout its service territory to its transmission and distribution equipment during a major ice storm in January 1998. The Company's incremental costs associated with the service restoration effort were approximately $3.9 million, and additional incremental costs associated with line clearance work are expected to be incurred in the future. The $3.9 million has been recorded as a deferred asset on the Company's Consolidated Balance Sheet as of March 31, 1998. The MPUC issued an order authorizing the Company to defer incremental, non-capitalized storm damage expenses for future recovery through the rates charged to customers. MPUC proceedings on the recovery of the incremental ice storm costs have been delayed, due to the possibility of federal funds being available to utilities for ice storm property damage. The Company is uncertain whether any federal funds will be received or the timing of MPUC proceedings. The Company believes its storm damage costs were prudently incurred and it should, therefore, be allowed to recover them in rates.

(6)  COMPREHENSIVE INCOME -
     --------------------
          In June 1997 the FASB issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. There was no impact in adopting FAS 130 on the Company's consolidated financial statements for the quarter ended March 31, 1998.

(7)  RECLASSIFICATIONS -
     -----------------
          Certain 1997 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended March 31, 1998.


                        BANGOR HYDRO-ELECTRIC COMPANY




                 FORM 10-Q FOR PERIOD ENDING MARCH 31, 1998




                                   PART II







ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------
EXHIBITS:
--------

4.   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
     ---------------------------------------------------

     4(a) TERM LOAN AGREEMENT dated as of March 31, 1998 among BANGOR ENERGY RESALE, INC., BANKBOSTON, N.A. and the certain other lending institutions and BANKBOSTON, N.A., as Agent, including all Exhibits thereto

     4(b) GUARANTY, dated as of March 31,1998, by BANGOR HYDRO-ELECTRIC COMPANY, in favor of(a) BANKBOSTON, N.A., as Agent, for itself and the other lending institutions which are or may become parties to a Term Loan Agreement, dated as of March 31, 1998

10.  MATERIAL CONTRACTS
     ------------------

     10(a) ASSIGNMENT OF CONTRACTS AND ENTITLEMENTS, made March 31, 1998 by and between Bangor Hydro-Electric Company and Bangor Energy Resale, Inc.

     10(b) Rate Agreement made October 30, 1997, by and between Bangor Hydro-Electric Company and Bangor Energy Resale, Inc.

     10(c)     Management and Support Services Agreement made March 31, 1998
               by and between Bangor Hydro-            Electric Company and
               Bangor Energy Resale, Inc.



     REPORTS ON FORM 8-K
     -------------------

     Two Current Reports on Form 8-K, dated January 23, 1998 and February 13, 1998, were filed in the first quarter of 1998 regarding significant storm damage from a recent ice storm, the divestiture of generation assets, and the results of the Company's request for an increase in retail rates.






                        BANGOR HYDRO-ELECTRIC COMPANY

                  FORM 10-Q FOR PERIOD ENDED MARCH 31, 1998




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




                                    BANGOR HYDRO-ELECTRIC COMPANY
                                    -----------------------------
                                           (Registrant)




Dated:  May 14, 1998                    /s/ Frederick S. Samp
                                      ------------------------
                                          Frederick S. Samp
                                   Vice President - Finance & Law
                                      (Chief Financial Officer)