Form 10-Q
period 1998-06-30
BANGOR HYDRO ELECTRIC CO
filed 1998-08-13
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended JUNE 30, 1998            Commission File No. 0-505
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


        Outstanding Common Stock, $5 Par Value - 7,363,424 Shares
                                June 30, 1998

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

                                  FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 1998

                       PART I - FINANCIAL INFORMATION

                                                           PAGE

Cover Page                                                   1

Index                                                        2

Consolidated Statements of Income                            3

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                         4

Consolidated Balance Sheets - June 30, 1998 and
  December 31, 1997                                         21

Consolidated Statements of Capitalization                   23

Consolidated Statements of Cash Flows                       24

Consolidated Statements of Common Stock Investment          25

Notes to the Consolidated Financial Statements              26

PART II - OTHER INFORMATION                                 38

Item 4 - Submission of Matters to a Vote of
         Security Holders                                   39

Item 6 - Exhibits and Reports on Form 8-K                   39

Signature Page                                              41






                   BANGOR HYDRO-ELECTRIC COMPANY
                CONSOLIDATED STATEMENTS OF INCOME
             000's Omitted Except Per Share Amounts
                         (UNAUDITED)

                                        Three Months Ended   Six Months Ended
                                        June 30,  June 30,  June 30,  June 30,
                                         1998       1997     1998     1997
                                        ---------------------------------------

ELECTRIC OPERATING REVENUES            $  46,601 $  42,236 $  95,701 $  90,412
                                        ---------------------------------------
OPERATING EXPENSES:
    Fuel for generation and purchased
      power                            $  20,045 $  21,006 $  41,404 $  45,288
    Other operation and maintenance        8,318     7,935    16,628    15,697
    Depreciation and amortization          2,440     2,414     5,054     5,166
    Amortization of Seabrook Nuclear
      Unit                                   425       425       850       850
    Amortization of contract buyouts       4,950     5,229    10,041    10,457
    Taxes -
       Property and payroll                1,278     1,411     2,813     2,823
       State income                          184      (282)      412      (562)
       Federal income                        955      (798)    2,083      (860)
                                        ---------------------------------------
                                       $  38,595 $  37,340 $  79,285 $  78,859
                                        ---------------------------------------
OPERATING INCOME                       $   8,006 $   4,896 $  16,416 $  11,553
                                        ---------------------------------------
OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction             $     109 $      88 $     178 $     183
    Other, net of applicable income
      taxes                                  272       246       469       543
                                        ---------------------------------------
                                       $     381 $     334 $     647 $     726
                                        ---------------------------------------
INCOME BEFORE INTEREST EXPENSE         $   8,387 $   5,230 $  17,063 $  12,279
                                        ---------------------------------------
INTEREST EXPENSE:
    Long-term debt                     $   5,786 $   5,722 $  11,261 $  11,477
    Other                                    507       717     1,429     1,483
    Allowance for borrowed funds used
       during construction                  (173)     (172)     (302)     (360)
                                        ---------------------------------------
                                       $   6,120 $   6,267 $  12,388 $  12,600
                                        ---------------------------------------
NET INCOME (LOSS)                      $   2,267 $  (1,037)$   4,675 $    (321)
DIVIDENDS ON PREFERRED STOCK                 311       344       623       689
                                        ---------------------------------------
EARNINGS (LOSS) APPLICABLE TO
  COMMON STOCK                         $   1,956 $  (1,381)$   4,052 $  (1,010)
                                        =======================================
WEIGHTED AVERAGE NUMBER OF SHARES          7,363     7,363     7,363     7,363
                                        =======================================
EARNINGS (LOSS) PER COMMON SHARE,
    Basic                              $    0.27 $    0.19 $    0.55 $    0.14
    Diluted                            $    0.26 $    0.19 $    0.55 $    0.14
                                        =======================================
DIVIDENDS DECLARED PER COMMON SHARE    $       - $       - $      -  $      -
                                        ============================== ========

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

EARNINGS

    The quarter ended June 30, 1998 resulted in earnings of $.27 per common share, compared to a loss of $.19 per common share for the quarter ended June 30, 1997. The improvement in first quarter earnings is attributable largely to the February 9, 1998 rate increase authorized by the Maine Public Utilities Commission (MPUC) designed to increase annual revenues by approximately $13.2 million.

IMPORTANT CURRENT ACTIVITIES-

PENOBSCOT ENERGY RECOVERY COMPANY - As previously reported the Company has been working to restructure a power purchase contract with the Penobscot Energy Recovery Company (PERC), its last remaining high-priced non-utility generator contract that offers a potential for substantial savings. In June 1998 the Company successfully completed this major restructuring of its obligations under various agreements with PERC.

    The restructuring will result in a substantial savings for the Company and will allow PERC to continue to meet the solid waste disposal needs of Maine communities.

    This major restructuring involves several separate components including the following:

1) PERC refinanced $45 million in existing bonds with a remaining five year term over a twenty year period using tax exempt bonds issued by the Finance Authority of Maine under its Electric Rate Stabilization
Program.

2) PERC will share the net revenues generated by the facility on a pro rata basis with the Company and the Municipal Review Committee (MRC) which represents over 130 Maine municipalities receiving waste disposal service from PERC.

3) The Company made a one-time payment of $6 million to PERC and will make additional quarterly payments of $250,000 for four years totaling $4 million.

4) Bangor Hydro and PERC amended their existing power purchase agreement to include the MRC as a party.

5) The MRC's constituent municipalities extended their contracts with PERC by 15 years to supply solid waste to the facility through 2018.

6) Bangor Hydro issued two million warrants to purchase common stock, one million each to PERC and the MRC. Each warrant entitles the warrant holder to acquire one share of Bangor Hydro common stock at a price of $7 per share. No warrants may be exercised within the first nine months after their issuance, and they become exercisable in 500,000 share blocks following the expiration of nine months, 21 months, 33 months, and 45 months from the closing date.

    Depending upon a number of assumptions, including the ultimate cost of the warrants and markets for solid waste disposal, it is projected that the restructuring will result in cost savings to Bangor Hydro over the next twenty years with a net present value of $30-40 million. The anticipated savings resulting from this transaction were used to reduce the level of electric rates approved by the MPUC in the Company's recent general rate case by approximately $3 million on an annual basis. With the completion of the transaction, the Company will now begin realizing these benefits.

    The refinancing by PERC was made possible by the Maine
Legislature through an amendment to the Electric Rate Stabilization Program that allowed PERC to qualify for such financing. Under the Program, the State of Maine's "moral obligation" supports the new non-recourse debt.

    The Company has deferred, as a regulatory asset, the $6 million payment to PERC, approximately $1.5 million in costs associated with the contract restructuring, and $2 million for the estimated fair value of the warrants. As discussed above, the Company is currently recovering PERC restructuring costs in rates. The $2 million in warrants have also increased additional paid-in capital.

AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN AGREEMENT - As previously reported, during 1997 the Company negotiated amendments to the credit agreement with its lending banks in order to resolve potential violations of certain financial covenants. As a result of those amendments, the Company reported that during 1998 or beyond, future cash needs might exceed the borrowing capacity under the credit facility, and accordingly, the Company might be required to find new sources of financing.

    On June 29, 1998, the Company entered into an Amended and
Restated Revolving Credit and Term Loan Agreement with a new group of lenders that provides a two year term loan of $45 million and a revolving credit commitment of $30 million. Under current projections of cash needs, the new facilities should provide adequate borrowing capacity. The new credit agreement contains financial covenants which are not significantly different than the covenants contained in the previous credit agreement. The Company was in compliance with all covenants associated with the new credit agreement as of June 30, 1998.

    The credit agreement also provides for the issuance of a letter of credit required to support $4.2 million of the Company's Pollution Control Revenue Bonds. To secure the existing letter of credit related to the Pollution Control Revenue Bonds, until the new letter of credit could be issued, the Company deposited approximately $4.6 million of the proceeds from this financing with a third party trustee. This amount has been included with Other Investments on the Company's Consolidated Balance Sheets at June 30, 1998.

REGULATORY MATTERS - The Company is preparing for the introduction of retail electric competition on March 1, 2000, as required by a Maine legislative act signed on May 29, 1997. That process includes complying with a state mandate to divest generation-related assets. The Company's divestiture process remains on schedule. Binding bids from a short list of bidders are expected to be received in August 1998, with financial closing scheduled for the first quarter of 1999.

    Also in connection with the advent of retail competition, the Company is engaged in a regulatory proceeding at the MPUC to determine the revenue requirements of the stand-alone Bangor Hydro transmission and distribution company and the manner of recovery of stranded costs.

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

    Also as previously reported, beginning in early 1997, the Company failed to comply with certain financial covenants under its bank lending agreements and received temporary waivers from the lending banks. By using a portion of the proceeds of the UNITIL monetization to pay down a portion of the bank obligations, the Company was able to negotiate permanent waivers of the earlier financial covenant violations.

    At the time the Company filed its 1997 Form 10-K, the monetization of the UNITIL contract had not been completed and the financial covenant violations had, therefore, not been waived permanently. As discussed in the 1997 Form 10-K, all debt under the bank credit facilities, including certain medium term notes, was classified as a current liability on the Company's Consolidated Balance Sheets as of December 31, 1997. As a result of the permanent waivers that became effective upon completion of the UNITIL monetization, $22 million of medium term notes, previously classified as a current liability, were reclassified as a long-term liability as of March 31, 1998.

STORM DAMAGE - As discussed in the 1997 Form 10-K, the Company suffered widespread damage throughout its service territory to its transmission and distribution equipment during a major ice storm in January 1998. The Company's incremental costs associated with the service restoration effort were approximately $4.2 million, and additional incremental costs associated with line clearance work are expected to be incurred in the future. The $4.2 million has been deferred and included in Other Deferred Charges on the Company's Consolidated Balance Sheets as of June 30, 1998. The MPUC issued an order authorizing the Company to defer incremental, non-capitalized storm damage expenses for future recovery through the rates charged to customers. MPUC proceedings on the recovery of the incremental ice storm costs have been delayed, due to the possibility of federal funds being available to utilities for ice storm property damage. The Company is uncertain whether any federal funds will be received or the timing of MPUC proceedings. The Company believes its storm damage costs were prudently incurred and it should, therefore, be allowed to recover them in rates if it does not otherwise receive publicly financed assistance.

BANGOR GAS JOINT VENTURE - In the second quarter of 1998, Bangor Gas Company, LLC (Bangor Gas) received unconditional authority from the MPUC to provide natural gas service to the greater Bangor area. For more discussion of the Bangor Gas joint venture, see the 1997 Form 10-K.

REVENUES

    Electric operating revenue increased by $4.4 million, or 10.3%
in the second quarter of 1998 due principally to the impact of the 3.8% temporary rate increase effective on July 1, 1997 and the additional 5.83% rate increase effective February 13, 1998. The electric operating revenue increase was also affected by a $1.5 million increase in off-system sales in the second quarter of 1998. Offsetting these increases was a 5.3% decrease in total kilowatt hour (KWH) sales (excluding off-system sales) in the second quarter of 1998 as compared to second quarter 1997 sales. The decrease in KWH sales in the second quarter of 1998 was impacted by significantly warmer weather as compared to the 1997 quarter.

EXPENSES

    Fuel for generation and purchased power expense decreased
$961,000 or 4.6% in the second quarter of 1998 as compared to 1997. The decreased expense was a result of several factors. The largest was reduced expense associated with the permanent shutdown of the Maine Yankee nuclear plant in 1998 as compared to maintaining the plant in an operating mode in the first quarter of 1997. Also, in connection with the Company's recent rate order (See the 1997 Form 10-K for discussion of the rate order), the Company was ordered to defer, for future recovery, the excess of actual Maine Yankee related costs incurred during 1998 over the Maine Yankee costs included in the rate order. This deferral mechanism resulted in a reduction in expense in the second quarter of 1998 of approximately $419,000. The reduction in expense in the second quarter of 1998 was also impacted by the previously mentioned 5.3% decrease in KWH sales. The Company also recorded a $500,000 benefit in the second quarter of 1998 related to savings to be realized from the previously discussed PERC contract restructuring. These increases were offset by the previously mentioned $1.5 million increase in off-system sales in the second quarter of 1998. Purchases from contracts tied largely to the cost of oil decreased in 1998, and these decreases were approximately offset by payouts under the Company's fuel hedging program.

    Other operation and maintenance (O&M) expense increased by $383,000 in the second quarter of 1998. O&M payroll expense increased by $345,000 due principally to significantly less payroll charged to the Company's capital program in the second quarter of 1998. Also affecting the increased O&M payroll was a 3% union wage increase effective January 1, 1998. These increases were offset to some extent by lower employee levels in 1998.

    Depreciation and amortization expense increased $26,000 in the second quarter of 1998 as compared to the 1997 quarter, due principally to the impact of anticipated 1998 property additions. Effective February 13, 1998, in connection with the Company's most recent rate order, the Company lengthened the depreciable lives of its large information system capital projects from seven to ten years, and began amortizing its $3.6 million overaccumulated depreciation reserve ($450,000 amortization in the second quarter of 1998), thus reducing depreciation expense.

    The $279,000 decrease in amortization of contract buyouts in the 1998 quarter was also due principally to the recent rate order, whereby the MPUC required the Company to reduce the amortization of the deferred regulatory asset associated with the 1993 buyout of one of its high-priced non-utility generator contracts by an annualized amount of approximately $1.1 million, effective February 13, 1998.

    The decrease in property and other taxes in the second quarter of 1998 was due principally to a reduction in property taxes associated with the Company's 8.33% ownership in the oil-fired 600 megawatt Wyman Unit No.4 in Yarmouth, Maine. The Company records its proportionate share of the direct expenses of this unit.

    The increase in income taxes was principally a function of greater earnings in the second quarter of 1998 as compared to the 1997 quarter. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.

    Allowance for funds used during construction increased by $27,000 in the 1998 quarter as compared to 1997. This increase was due principally to carrying costs being recorded on deferred incremental Maine Yankee and deferred incremental ice storm costs in the second quarter of 1998. These increases were offset, to some extent, by the effect of lower levels of construction work in progress in the 1998 quarter.

    Long-term debt interest expense increased $64,000 in the second quarter of 1998 as compared to 1997 due principally to the previously discussed $24.8 million in medium term notes issued on March 31, 1998, in connection with the UNITIL purchased power contract monetization. Offsetting this increase was $18 million in principal repayments in 1997 and 1998 on the medium term notes associated with the Company's revolving credit facility, sinking fund payments on the Company's 12.25% first mortgage bonds, and the final maturity of $2.5 million of 6.75% series First Mortgage Bonds in March 1998.

    Other interest expense, which is composed principally of interest expense on short term borrowings, decreased due to a $13.5 million decrease in weighted average short-term borrowings outstanding in the 1998 quarter as compared to 1997, offset somewhat by an increase in average short-term interest rates in 1998.

SIX MONTHS OF 1998 AS COMPARED TO THE SIX MONTHS OF 1997
EARNINGS

    Earnings for the six months ended June 30, 1998 were $.55 per common share, compared to a loss of $.14 per common share for the 1997 period. As previously discussed, the increased earnings were principally a result of the February 9, 1998 rate increase authorized by the MPUC.

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

REVENUES

    The $5.3 million increase in electric operating revenues was due primarily to the previously mentioned rate increases in July 1997 and February 1998, as well as a $1.6 million increase in off-system sales in the 1998 period. Offsetting these increases, to some extent, were a 5.1% reduction in total KWH sales (excluding off-system sales) in 1998 and the impact of the previously discussed sale of air emission allowances and revenue associated with the shared distribution savings with another utility in 1997. The decrease in sales in 1998 was due to service interruption during the ice storm in January 1998, as well as significantly warmer weather in the winter and spring of 1998 as compared to 1997.

EXPENSES

    Fuel for generation and purchased power expense decreased by $3.9 million in the 1998 period as compared to 1997. The decrease in largely attributable to the same reasons discussed above for the second quarter of 1998 as compared to the second quarter of 1997. The Maine Yankee deferral mechanism resulted in an approximately $1.2 million reduction in expense in the 1998 period.

    Other O&M expense increased by $931,000 for the six months ended June 1998 as compared to the 1997 period. O&M payroll expense increased by $959,000 due principally to significantly less payroll charged to the Company's capital program in the 1998 period. The lower capital labor was primarily a result of service restoration efforts associated with the January 1998 ice storm. The Company was ordered by the MPUC to defer incremental non-capital costs related to the ice storm, but the non-incremental labor costs were charged principally to other O&M in the first quarter of 1998. The change from 1997 to 1998 was also affected by the previously discussed wage increases and changes in employee levels.

    Depreciation and amortization expense decreased $112,000 in 1998 as compared to 1997 due principally to the previously mentioned lengthening of lives of information system capital assets and the amortization of the overaccumulated depreciation reserve, offset by the impact of 1998 property additions.

    The decreases in amortization of contract buyouts and property and other taxes and the increase in income taxes in 1998 were due principally to the same reasons discussed above for the second quarter of 1998 as compared to the second quarter of 1997.

    The decrease in AFUDC was attributable to reductions in construction expenditures in 1998 as compared to 1997, offset by $221,000 in carrying costs recorded in connection with deferred incremental Maine Yankee and deferred incremental ice storm costs in 1998.

    Other income decreased by $74,000 in 1998 due principally to incurring start-up costs associated with non-core business ventures.

    The reduction in long-term debt interest expense in 1998 was due primarily to the previously discussed principal repayments on various long-term debt issues, offset by the issuance of the $24.8 million of medium term notes on March 31, 1998.

    Other interest expense decreased principally for the same reasons discussed above for the second quarter of 1998 as compared to the second quarter of 1997. The weighted average short-term borrowings outstanding decreased by $5.4 million in the 1998 period as compared to the 1997 period.


LIQUIDITY AND CAPITAL RESOURCES

    The Consolidated Statements of Cash Flows reflect events in the first six months of 1998 and 1997 as they affect the Company's liquidity. Net cash provided by operations was $8.8 million in 1998 as compared to $21.0 million in the 1997. Negatively impacting cash flows from operations in the 1998 period were the approximately $7.5 million in costs incurred to restructure the PERC purchased power contract as well as approximately $4 million in incremental costs incurred in connection with the January 1998 ice storm. Cash flows were also reduced by the effect of a large customer, who prepaid its electric usage for a one-year period in the third quarter of 1997. Offsetting these cash flow reductions was the beneficial impact of the 3.8% temporary rate increase on July 1, 1997 and the 5.83% rate increase effective February 13, 1998.

    Due principally to costs incurred to rebuild a major transmission line damaged in the January 1998 ice storm, construction expenditures were $1.7 million higher in 1998 as compared to 1997.

    Dividends paid on common stock were lower in 1998 due to the suspension of the common dividend, beginning with the first quarter of 1997. The reduction in preferred dividends paid resulted principally from a $1.5 million sinking fund payment made on the Company's 8.76% mandatory redeemable preferred stock in December 1997.

    The Company in each period made sinking fund payments on its 12.25% first mortgage bonds. In the first quarter of 1998 the Company made the final $2.5 million payment on its 6.75% first mortgage bonds and made a $4 million principal repayment on its medium term notes. In June 1998 the Company made a $12.3 million principal payment on its Finance Authority of Maine Revenue Notes. Also, as previously discussed, in connection with the new credit agreement, the Company fully repaid its $30 million in outstanding medium term notes in June 1998.

    As previously discussed, in connection with the monetization of the UNITIL contract, the Company issued $24.8 million in medium term notes on March 31, 1998. The Company's net proceeds from this issuance were $23.3 million, due to the requirement to deposit $1.5 million in a capital reserve fund for the final payment of principal and interest in 2002. Of the $23.3 million of proceeds received, the Company utilized $19 million to repay borrowings outstanding under its revolving credit facility. The remaining funds were utilized for the PERC purchased power contract restructuring transaction discussed above.

    As previously discussed, in June 1998 the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a new group of lenders that provides a two year term loan of $45 million and a revolving credit commitment of $30 million. Under current projections of cash needs, the new credit facilities should provide the Company with adequate borrowing capacity. As previously discussed, in order secure the existing letter of credit related to the Pollution Control Revenue Bonds, until a new letter of credit could be issued, the Company deposited approximately $4.6 million of the proceeds from this financing with a third party trustee.

NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued
Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133), and is effective for fiscal years beginning after June 15, 1999. FASB 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The affects of the adoption of FASB 133 on the Company's financial statements are currently not known.

OTHER

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

              BANGOR HYDRO-ELECTRIC COMPANY
               CONSOLIDATED BALANCE SHEETS
                      000's Omitted
                       (Unaudited)
                                                             Jun.30,   Dec. 31,
                          ASSETS                               1998      1997
                                                           --------------------
INVESTMENT IN UTILITY PLANT:
    Electric plant in service, at original cost           $  346,383 $  341,009
    Less - Accumulated depreciation and amortization         101,502     96,595
                                                           ---------- ---------
                                                          $  244,881 $  244,414

    Construction work in progress                             15,626     12,011
                                                           ---------- ---------
                                                          $  260,507 $  256,425
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company                  $    5,831 $    5,532
       Maine Electric Power Company, Inc.                        360        326
                                                           ---------- ---------
                                                          $  266,698 $  262,283
                                                           ---------- ---------
OTHER INVESTMENTS, principally at cost                    $   10,394 $    5,274
                                                           ---------- ---------
FUNDS HELD BY TRUSTEE, at cost                            $   22,700 $   21,196
                                                           ---------- ---------
CURRENT ASSETS:
    Cash and cash equivalents                             $    1,460 $      937
    Accounts receivable, net of reserve                       16,542     16,615
    Unbilled revenue receivable                               10,211     11,605
    Inventories, at average cost:
       Material and supplies                                   2,838      2,759
       Fuel oil                                                  416         35
    Prepaid expenses                                             705      1,207
    Deferred Maine Yankee refueling costs                          0        286
                                                           ---------- ---------
       Total current assets                               $   32,172 $   33,444
                                                           ---------- ---------
DEFERRED CHARGES:
    Investment in Seabrook Nuclear Project, net of
       accumulated amortization of $29,324 in 1998
       and $28,474 in 1997                                $   29,518 $   30,368
    Costs to terminate/restructure power contracts,
       net of accumulated amortization of $69,657
       in 1998 and $59,616 in 1997                           147,075    147,633
    Maine Yankee decommissioning costs                        56,509     60,924
    Deferred regulatory assets                                32,411     32,551
    Demand-side management costs                               1,242      1,705
    Other                                                     11,521      5,205
                                                           ---------- ---------
      Total deferred charges                              $  278,276 $  278,386
                                                           ---------- ---------
         Total assets                                     $  610,240 $  600,583
                                                          ========== ==========

See notes to the consolidated financial statements.



              BANGOR HYDRO-ELECTRIC COMPANY
               CONSOLIDATED BALANCE SHEETS
                      000's Omitted
                       (Unaudited)

                                                             Jun.30,   Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES                  1998      1997
                                                           --------------------

CAPITALIZATION:
    Common stock investment                               $  112,646 $  106,558
    Preferred stock                                            4,734      4,734
    Preferred stock subject to mandatory redemption,
      exclusive of current sinking fund requirements           9,168      9,137
    Long-term debt, net of current portion                   285,435    221,643
                                                           ---------- ---------
         Total capitalization                             $  411,983 $  342,072
                                                           ---------- ---------
CURRENT LIABILITIES:
    Notes payable - banks                                 $   22,000 $   34,000
                                                           ---------- ---------

    Other current liabilities -
      Current portion of long-term debt and sinking
        fund requirements on preferred stock              $    7,992 $   52,172
      Accounts payable                                        11,936     13,171
      Dividends payable                                          296        327
      Accrued interest                                         3,172      3,667
      Customers' deposits                                        287        297
      Deferred revenue                                           193      1,571
      Current income taxes payable                                 0          8
                                                           ---------- ---------
         Total other current liabilities                  $   23,876 $   71,213
                                                           ---------- ---------
         Total current liabilities                        $   45,876 $  105,213
                                                           ---------- ---------

DEFERRED CREDITS AND RESERVES:
    Deferred income taxes - Seabrook                      $   15,323 $   15,766
    Other accumulated deferred income taxes                   59,169     55,859
    Maine Yankee decommissioning liability                    56,511     60,926
    Deferred regulatory liability                              9,799      9,972
    Unamortized investment tax credits                         1,855      1,962
    Accrued pension and postretirement benefit costs           7,412      7,034
    Other                                                      2,312      1,779
                                                           ---------- ---------
      Total deferred credits and reserves                 $  152,381 $  153,298
                                                           ---------- ---------
        Total Stockholders' Investment and Liabilities    $  610,240 $  600,583
                                                            ========== ========

See notes to the consolidated financial statements.



                BANGOR HYDRO-ELECTRIC COMPANY
         CONSOLIDATED STATEMENTS OF CAPITALIZATION
                       000's Omitted
                        (Unaudited)

                                                             Jun. 30,  Dec. 31,
                                                               1998     1997
                                                             ------------------
COMMON STOCK INVESTMENT
    Common stock, par value $5 per share-                   $  36,817 $  36,817
       Authorized -- 10,000,000 shares
       Outstanding -- 7,363,424 shares in 1998 and 1997
    Amounts paid in excess of par value                        59,005    56,969
    Retained earnings                                          16,824    12,772
                                                             ------------------
            Total common stock investment                   $ 112,646 $ 106,558
                                                             ------------------
PREFERRED STOCK-Non participating, cumulative-
    Par value $100 per share, authorized 600,000 shares
       Not redeemable or redeemable solely at the option
         of the issuer-
          7%,  Noncallable, 25,000 shares, authorized and
            outstanding                                     $   2,500 $   2,500
          4.25%, Callable at $100, 4,840 shares, authorized
            and outstanding                                       484       484
          4%, Series A, Callable at $110, 17,500 shares,
             authorized and outstanding                         1,750     1,750
                                                             ------------------
                                                            $   4,734 $   4,734
                                                             ------------------
       8.76%, Subject to mandatory redemption requirements-
          Callable at 103.75% if called on or prior to
            December 27, 1998,
             150,000 shares authorized and 105,000 shares
                 outstanding in 1998 and 1997               $  10,762 $  10,731
                Less: Sinking fund requirements                 1,594     1,594
                                                             ------------------
                                                            $   9,168 $   9,137
                                                             ------------------
LONG-TERM DEBT
   First Mortgage Bonds-
         6.75%   Series due 1998                            $       0 $   2,500
        10.25%   Series due 2019                               15,000    15,000
        10.25%   Series due 2020                               30,000    30,000
         8.98%   Series due 2022                               20,000    20,000
         7.38%   Series due 2002                               20,000    20,000
         7.30%   Series due 2003                               15,000    15,000
        12.25%   Series due 2001                                4,509     5,521
                                                             ------------------
                                                            $ 104,509 $ 108,021
          Less: Current maturity in 1997 and sinking fund
            requirements                                        1,579     4,278
                                                             ------------------
             Total first mortgage bonds                     $ 102,930 $ 103,743
                                                             ------------------
   Variable rate demand pollution control revenue bonds
         Series 1983 due 2009                               $   4,200 $   4,200
                                                             ------------------
   Other Long-Term Debt-
        Finance Authority of Maine - Taxable Electric Rate
          Stabilization Revenue Notes, 7.03% Series 1995A,
            due 2005                                        $ 113,700 $ 126,000
        Medium Term Notes, Variable interest rate- LIBO Rate
          plus 2%, due 2000 (Fully repaid June 1998)                0    34,000
        Medium Term Notes, Variable interest rate- LIBO Rate
         plus 1.125%, due 2002                                 24,425         0
        Medium Term Notes, Variable interest rate- LIBO Rate
         plus 2%, due 2000                                     45,000         0
                                                             ------------------
                                                            $ 183,125 $ 160,000

          Less:  Current portion of long-term debt              4,820    46,300
                                                             ------------------
                                                            $ 178,305 $ 113,700
                                                             ------------------
             Total long-term debt                           $ 285,435 $ 221,643
                                                             ------------------
     Total Capitalization                                   $ 411,983 $ 342,072
                                                             ==================
See notes to the consolidated financial statements.





              BANGOR HYDRO-ELECTRIC COMPANY
          CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                      000's Omitted
                       (Unaudited)
                                                              1998       1997
                                                          ---------- ----------
Cash Flows From Operations:
  Net income (loss)                                      $    4,675 $     (321)
    Adjustments to reconcile net income (loss) to
        net cash
      provided by(used in) operations:
        Depreciation and amortization                         5,054      5,166
        Amortization of Seabrook Nuclear Project                850        850
        Amortization of contract buyouts                     10,041     10,457
        Other amortizations                                     885        860
        Costs to restructure purchased power contract        (7,448)         0
        Allowance for equity funds used during
          construction                                         (178)      (183)
        Deferred income tax provision and investment
         tax credits                                          2,829     (1,286)
    Changes in assets and liabilities:
        Deferred incremental ice storm costs                 (4,042)         0
        Deferred incremental Maine Yankee costs              (1,240)         0
        Deferred fuel revenue and Maine Yankee                  286     (2,268)
          refueling costs
        Accounts receivable, net and unbilled revenue         1,467      5,738
        Accounts payable                                     (1,235)     1,656
        Accrued interest                                       (495)        77
        Current and deferred income taxes                      (145)       201
        Accrued postretirement benefit costs                    323        201
        Deferred revenue                                     (1,378)         0
        Other current assets and liabilities, net                32        920
        Other, net                                            3,072     (1,035)
                                                          ---------- ----------
Net Cash Provided By Operations                          $   13,353 $   21,033
                                                          ---------- ----------
Cash Flows From Investing:
  Construction expenditures                              $   (8,832)$   (7,167)
  Allowance for borrowed funds used during
    construction                                               (302)      (360)
                                                          ---------- ----------
Net Cash Used In Investing                               $   (9,134)$   (7,527)
                                                          ---------- ----------
Cash Flows From Financing:
  Dividends on preferred stock                           $     (624)$     (691)
  Dividends on common stock                                       0     (1,325)
  Payments on long-term debt                                (50,188)   (12,898)
  Proceeds from issuance of long-term debt, net of
      capital reserve fund requirements                      68,300          0
  Short-term debt, net                                      (12,000)       500
  Special deposit associated with securing letter
    of credit                                                (4,592)         0
                                                          ---------- ----------
Net Cash Used In Financing                               $      896 $  (14,414)
                                                          ---------- ----------
Net Change in Cash and Cash Equivalents                  $    5,115 $     (908)
Cash and Cash Equivalents at Beginning of Period                937      1,274
                                                          ---------- ----------
Cash and Cash Equivalents at End of Period               $    6,052 $      366
                                                          ========== ==========
Cash Paid During the Six Months For:
     Interest (Net of Amount Capitalized)                $   12,352 $   12,049
     Income Taxes                                               141         91
                                                          ========== ==========
See notes to consolidated financial statements.


                  BANGOR HYDRO-ELECTRIC COMPANY
      CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT
        FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                         000's Omitted
                          (Unaudited)




                                                Amounts                Total
                                                Paid in                Common
                                      Common   Excess of   Retained    Stock
                                      Stock    Par Value   Earnings  Investment

BALANCE DECEMBER 31, 1996          $   36,817 $   56,969 $   14,535 $  108,321
Net loss                                   -          -        (321)      (321)
Cash dividends declared on-
  Preferred stock                          -          -        (658)      (658)
Other                                      -          -         (31)       (31)
                                    ---------- ---------- ---------------------
BALANCE JUNE 30, 1997              $   36,817 $   56,969 $   13,525    107,311
                                    ========== ========== =====================
BALANCE DECEMBER 31, 1997          $   36,817 $   56,969 $   12,772 $  106,558
Net income                                 -          -       4,675      4,675
Cash dividends declared on-
  Preferred stock                          -          -        (592)      (592)
Other                                      -          -         (31)       (31)
Issuance of warrants                       -       2,036         -       2,036
                                    ---------- ---------- ---------------------
BALANCE JUNE 30, 1998              $   36,817 $   59,005 $   16,824 $  112,646
                                    ========== ========== =====================

See notes to the consolidated financial statements.



                       BANGOR HYDRO-ELECTRIC COMPANY
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1998
                              -------------
                                (Unaudited)


(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company (the Company), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. The year end condensed balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, footnotes and all other information included in the 1997 Form 10-K.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for the periods ended June 30, 1998 and 1997.

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

(2)  INCOME TAXES:

     The following table reconciles a provision calculated by multi- plying income before federal income taxes by the statutory federal income tax rate to the federal income tax provision:
                                        Six Months Ended June 30,
                                           1998          1997
                                        Amount   %      Amount   %
                                           (Dollars in Thousands)
Federal income tax provision
     at statutory rate                  $2,552  35      $(461) (34)
Plus permanent reductions
     in tax expense resulting
     from statutory exclusions
     from taxable income                    33   -         52    4
                                        ------ ---      -----  ---
Federal income tax provision before
     effect of temporary differences
     and investment tax credits         $2,585  35      $(409) (30)
(Less)plus temporary differences that
     are flowed through for rate-
     making and accounting purposes       (133) (2)        21    1
(Less) utilization and amortization
     of investment tax credits            (107) (2)      (171) (12)
                                        ------ ---      -----  ---
Federal income tax provision            $2,345  31      $(559) (41)
                                        ====== ===      =====  ===

(3)  INVESTMENT IN JOINTLY OWNED FACILITIES:

     Condensed financial information for Maine Yankee Atomic Power Company ("Maine Yankee"), Maine Electric Power Company, Inc. ("MEPCO"), Bangor-Pacific Hydro Associates ("BPHA") and Chester SVC
Partnership ("Chester") is as follows:



                                 MAINE YANKEE          MEPCO
                                    (Dollars in Thousands)
                                          (Unaudited)
                                Operations for Six Months Ended
                              -----------------------------------
                               Jun.30,  Jun.30,   Jun.30,  Jun.30,
                                1998     1997      1998     1997
OPERATIONS:                   -------  --------  -------- -------
  As reported by investee-
   Operating revenues         $66,538  $145,733  $ 1,610  $21,568
                              =======  ========  =======  =======
  Earnings applicable to
    common stock              $ 4,209  $  3,624  $   526  $   545
                              =======  ========  =======  =======
 Company's reported equity-
   Equity in net income       $   295  $    254  $    75  $    77
    Add(Deduct)-Effect of
    adjusting Company's
    estimate to actual              4        (5)     (34)      41
                              -------- --------  -------  -------
  Amounts reported by Company $   299  $    249  $    41  $   118
                              ======== ========  =======  =======


                               MAINE YANKEE            MEPCO
                                 (Dollars in Thousands)
                                      (Unaudited)
                                  Financial Position at
                         ----------------------------------------
                           Jun.30,   Dec. 31,   Jun.30,  Dec. 31,
                             1998       1997      1998      1997
FINANCIAL POSITION:       ---------- ----------  -------  --------
As reported by investee-
  Total assets            $1,266,731 $1,368,143  $ 4,743  $ 4,362
  Less-
   Preferred stock            16,800     17,400        -        -
   Long-term debt             85,000    143,665      320      420
   Other liabilities and
     deferred credits      1,081,773  1,128,128    1,581    1,578
                          ----------  ---------  -------  -------
  Net assets              $   83,158 $   78,950  $ 2,842  $ 2,364
                          ========== ==========  =======  =======
Company's reported equity-
  Equity in net assets    $    5,821 $    5,527  $   404  $   336
   Add(Deduct)- Effect
   of adjusting Company's
   estimate to actual             10          5      (44)     (10)
                          ---------- ----------  -------  -------
Amounts reported by Co.   $    5,831 $    5,532  $   360  $   326
                          ========== ==========  =======  =======





                                  BPHA              Chester
                             -----------------   -----------------
                                    (Dollars in Thousands)
                                        (Unaudited)
                              Operations for Three Months Ended
                             -------------------------------------
                             Jun.30,   Jun.30,    Jun.30,  Jun.30,
                              1998      1997       1998     1997
                             -------   -------   --------  -------
OPERATIONS:
As reported by investee-
 Operating revenues          $ 3,951   $ 3,906   $ 2,194   $ 2,255
                             =======   =======   =======   =======
 Net Income                  $ 1,542   $ 1,346   $     -   $     -
                             =======   =======   =======   =======
Company's reported equity
 in net income               $   771   $   673   $     -   $     -
                             =======   =======   =======   =======


                                     Financial Position at
                            Jun. 30,  Dec. 31,  Jun. 30,  Dec. 31,
                              1998      1997      1998      1997
                            --------  --------  --------  --------
FINANCIAL POSITION:
As reported by investee-
  Total assets               $38,792   $39,013   $26,993   $27,633
  Less-
   Long-term debt             27,400    28,500    25,246    25,837
   Other liabilities           2,463     2,425     1,747     1,796
                             -------   -------   -------   -------
  Net assets                 $ 8,929   $ 8,088   $     -   $     -
                             =======   =======   =======   =======
Company's reported equity
  in net assets              $ 4,465   $ 4,044   $     -   $     -
                             =======   =======   =======   =======





(4)  EARNINGS PER SHARE -

          The following table reconciles basic and diluted earnings per common share assuming all stock warrants were converted to common shares in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share":

                        Amounts in 000's, except per share data.

                        For the Quarters     For the Six Months
                             Ending               Ending
                       ------------------    ------------------
                       June 30,  June 30,    June 30,  June 30,
                         1998      1997        1998      1997
                       --------  --------    --------  --------
Earnings (loss)
  applicable to
  common stock          $1,956   $(1,382)     $4,052   $(1,010)
                        ------   -------      ------   -------
Average common
  shares outstanding     7,363     7,363       7,363     7,363
Plus: incremental
  shares from assumed
  conversion                24         -          12         -
                        ------   -------      ------   -------
Average common shares
  outstanding plus
  assumed warrants
  converted              7,387     7,363       7,375     7,363
                        ------   -------      ------   -------
Basic earnings (loss)
  per common share      $  .27   $  (.19)     $  .55   $  (.14)
                        ======   =======      ======   =======
Diluted earnings (loss)
  per common share      $  .26   $  (.19)     $  .55   $  (.14)
                        ======   =======      ======   =======


(5)  MONETIZATION OF POWER SALE CONTRACT -

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

            Also as previously reported, beginning in early 1997, the Company failed to comply with certain financial covenants under its bank lending agreements and received temporary waivers from the lending banks. By using a portion of the proceeds of the UNITIL monetization to pay down a portion of the bank obligations, the Company was able to negotiate permanent waivers of the earlier financial covenant violations.

          At the time the Company filed its 1997 Form 10-K, the monetization of the UNITIL contract had not been completed and the financial covenant violations referred to above had, therefore, not been waived permanently. As discussed in the 1997 Form 10-K, all debt under the bank credit facilities, including certain medium term notes, was classified as a current liability on the Company's Consolidated Balance Sheets as of December 31, 1997. As a result of the permanent waivers that became effective upon completion of the UNITIL monetization, $22 million of medium term notes, previously classified as a current liability, were reclassified as a long-term liability as of March 31, 1998.

(6)  STORM DAMAGE -

          As discussed in the 1997 Form 10-K, the Company suffered widespread damage throughout its service territory to its transmission and distribution equipment during a major ice storm in January 1998. The Company's incremental costs associated with the service restoration effort were approximately $4.2 million, and additional incremental costs associated with line clearance work are expected to be incurred in the future. The $4.2 million has been recorded as a deferred asset on the Company's Consolidated Balance Sheets as of June 30, 1998. The MPUC issued an order authorizing the Company to defer incremental, non-capitalized storm damage expenses for future recovery through the rates charged to customers. MPUC proceedings on the recovery of the incremental ice storm costs have been delayed, due to the possibility of federal funds being available to utilities for ice storm property damage.

          The Company is uncertain whether any federal funds will be received or the timing of MPUC proceedings. The Company believes its storm damage costs were prudently incurred and it should, therefore, be allowed to recover them in rates if it does not otherwise receive publicly financed assistance.

(7)  PENOBSCOT ENERGY RECOVERY COMPANY -

          As previously reported the Company has been working to restructure a power purchase contract with the Penobscot Energy Recovery Company (PERC), its last remaining high-priced non-utility generator contract that offers a potential for substantial savings. In June 1998 the Company successfully completed this major restructuring of its obligations under various agreements with PERC.

          The restructuring will result in a substantial savings for the Company and will allow PERC to continue to meet the solid waste disposal needs of Maine communities.

          This major restructuring involves several separate components including the following:

- PERC refinanced $45 million in existing bonds with a remaining five year term over a twenty year period using tax exempt bonds issued by the Finance Authority of Maine under its Electric Rate Stabilization Program.

- PERC will share the net revenues generated by the facility on a pro rata basis with the Company and the Municipal Review Committee (MRC) which represents over 130 Maine municipalities receiving waste disposal service from PERC.

- The Company made a one-time payment of $6 million to PERC and will make additional quarterly payments of $250,000 for four years totaling $4 million.

- Bangor Hydro and PERC amended their existing power purchase agreement to include the MRC as a party.

- The MRC's constituent municipalities extended their contracts with PERC by 15 years to supply solid waste to the facility through 2018.

- Bangor Hydro issued two million warrants to purchase common stock, one million each to PERC and the MRC. Each warrant entitles the warrant holder to acquire one share of Bangor Hydro common stock at a price of $7 per share. No warrants may be exercised within the first nine months after their issuance, and they become exercisable in 500,000 share blocks following the expiration of nine months, 21 months, 33 months, and 45 months from the closing date.

          Depending upon a number of assumptions, including the ultimate cost of the warrants and markets for solid waste disposal, it is projected that the restructuring will result in cost savings to Bangor Hydro over the next twenty years with a net present value of $30-40 million. The anticipated savings resulting from this transaction were used to reduce the level of electric rates approved by the MPUC in the Company's recent general rate case by approximately $3 million on an annual basis. With the completion of the transaction, the Company will now begin realizing these benefits.

          The refinancing by PERC was made possible by the Maine
Legislature through an amendment to the Electric Rate Stabilization Program that allowed PERC to qualify for such financing. Under the Program, the State of Maine's "moral obligation" supports the new non-recourse debt.

          The Company has deferred, as a regulatory asset, the $6 million payment to PERC, approximately $1.5 million in costs associated with the contract restructuring, and $2 million for the estimated fair value of the warrants. As discussed above, the Company is currently recovering PERC restructuring costs in rates. The $2 million in warrants have also increased additional paid-in capital.

(8)  AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN AGREEMENT -

            As previously reported, during 1997 the Company negotiated amendments to the credit agreement with its lending banks in order to resolve potential violations of certain financial covenants. As a result of those amendments, the Company reported that during 1998 or beyond, future cash needs might exceed the borrowing capacity under the credit facility, and accordingly, the Company might be required to find new sources of financing.

          On June 29, 1998, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a new group of lenders that provides a two year term loan of $45 million and a revolving credit commitment of $30 million. Under current projections of cash needs, the new facilities should provide adequate borrowing capacity. The new credit agreement contains financial covenants which are not significantly different than the covenants contained in the previous credit agreement. The Company was in compliance with all covenants associated with the new credit agreement as of June 30, 1998.

          The credit agreement also provides for the issuance of a letter of credit required to support $4.2 million of the Company's Pollution Control Revenue Bonds. To secure the existing letter of credit related to the Pollution Control Revenue Bonds, until the new letter of credit could be issued, the Company deposited approximately $4.6 million of the proceeds from this financing with a third party trustee. This amount has been included with Other Investments on the Company's Consolidated Balance Sheets at June 30, 1998.

(9)  NEW ACCOUNTING STANDARDS -

          In June 1997 the FASB issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. There was no impact in adopting FAS 130 on the Company's consolidated financial statements for the quarter and six months ended June 30, 1998.

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), and is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The affects of the adoption of FAS 133 on the Company's financial statements are currently not known.

(10)  RECLASSIFICATIONS -

          Certain 1997 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended June 30, 1998.




                        BANGOR HYDRO-ELECTRIC COMPANY




                  FORM 10-Q FOR PERIOD ENDING JUNE 30, 1998




                                   PART II







ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

     The Company held its annual meeting of stockholders on May 13, 1998. The only matter submitted to a vote was the election of three Class III Directors for terms ending in 2001). The following persons were elected to fill those positions pursuant to the corresponding tabulations of votes:

                         TOTAL VOTE FOR      TOTAL VOTE AGAINST
                         --------------      ------------------

Jane J. Bush                492,489               18,265
David M. Carlisle           493,704               17,050
Carroll R. Lee              494,018               16,736

     The terms of the following Directors, members of Class I and Class II, continued after the annual meeting:

     Robert S. Briggs
     William C. Bullock, Jr.
     Alton E. Cianchette
     G. Clifton Eames
     Marion M. Kane
     Norman A. Ledwin

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

EXHIBITS:
--------

4.   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
     ---------------------------------------------------

     4(a) Warrant to Purchase Common Stock Granted to the Municipal Review Committee, Inc. on June 26, 1998

     4(b) Warrant to Purchase Common Stock Dated Granted to PERC Management Company Limited Partnership on June 26, 1998

     4(c)      Warrant to Purchase Common Stock Granted to Energy
     National, Inc. on June 26, 1998

     4(d) Supplemental Indenture Dated as of June 29, 1998 between the Company and Citibank, N.A.

10.  MATERIAL CONTRACTS
     ------------------

     10(a) Surplus Cash Agreement dated as of June 26, 1998 among the Company, Penobscot Energy Recovery Company Limited
               Partnership and the Municipal Review Committee, Inc.

     10(b) Guaranty Agreement dated as of June 1, 1998 between the Company and The Chase Manhattan Bank

     10(c) Amendment No. 2 to Purchase Power Agreement dated as of June 26, 1998 between the Company and Penobscot Energy Recovery Company Limited Partnership

     10(d) Amended and Restated Revolving Credit And Term Loan Agreement dated as of June 19, 1998 between the Company and BankBoston, N.A. and Fleet National Bank

     REPORTS ON FORM 8-K
     -------------------

     A Current Report on Form 8-K, dated April 8, 1998, was filed in the second quarter of 1998 regarding existing lending agreements and monetization of a power sale contract with UNITIL Power Corp.





                        BANGOR HYDRO-ELECTRIC COMPANY

                  FORM 10-Q FOR PERIOD ENDED JUNE 30, 1998




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




                                    BANGOR HYDRO-ELECTRIC COMPANY
                                    -----------------------------
                                           (Registrant)




Dated:  August 13, 1998               /s/ Frederick S. Samp
                                    -----------------------------

                                          Frederick S. Samp
                                   Vice President - Finance & Law
                                      (Chief Financial Officer)