Form 10-Q
period 1998-09-30
BANGOR HYDRO ELECTRIC CO
filed 1998-11-12
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended SEPTEMBER 30, 1998        Commission File No. 0-505
                      ------------------        -------------------------


                     BANGOR HYDRO-ELECTRIC COMPANY
        ------------------------------------------------------
        (Exact Name of Registrant as specified in its Charter


              MAINE                                  01-0024370
-------------------------------                --------------------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)                Identification No.)


    33 STATE STREET, BANGOR, MAINE                04401
----------------------------------------       ----------
(Address of Principal Executive Offices)       (Zip Code)


Registrant's Telephone Number, including Area Code    207-945-5621
                                                      ------------


                                 NONE
-----------------------------------------------------------------------
           Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report


        Outstanding Common Stock, $5 Par Value - 7,363,424 Shares
                             September 30, 1998

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

                                  FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                       PART I - FINANCIAL INFORMATION

                                                           PAGE
                                                           ----

Cover Page                                                   1

Index                                                        2

Consolidated Statements of Income                            3

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                         4

Consolidated Balance Sheets - September 30, 1998 and
  December 31, 1997                                         28

Consolidated Statements of Capitalization                   30

Consolidated Statements of Cash Flows                       31

Consolidated Statements of Common Stock Investment          32

Notes to the Consolidated Financial Statements              33

PART II - OTHER INFORMATION                                 48

Item 6 - Exhibits and Reports on Form 8-K                   49

Signature Page                                              50






                  BANGOR HYDRO-ELECTRIC COMPANY
                CONSOLIDATED STATEMENTS OF INCOME
             000's Omitted Except Per Share Amounts
                        (UNAUDITED)


                                        Three Months Ended   Nine Months Ended
                                        Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                          1998      1997      1998      1997
                                        ---------------------------------------

ELECTRIC OPERATING REVENUES            $  49,158 $  47,557 $ 144,859 $ 137,969
                                        ---------------------------------------
OPERATING EXPENSES:
    Fuel for generation and
       purchased power                 $  20,610 $  23,440 $  62,014 $  68,728
    Other operation and maintenance        8,433     7,526    25,061    23,223
    Depreciation and amortization          2,446     2,583     7,500     7,749
    Amortization of Seabrook Nuclear Unit    424       424     1,274     1,274
    Amortization of contract buyouts
       and restructuring                   5,201     6,530    15,242    16,987
    Taxes -
       Property and payroll                1,289     1,239     4,102     4,062
       State income                          363      (117)      775      (679)
       Federal income                      1,305        30     3,388      (830)
                                        ---------------------------------------
                                       $  40,071 $  41,655 $ 119,356 $ 120,514
                                        ---------------------------------------
OPERATING INCOME                       $   9,087 $   5,902 $  25,503 $  17,455
                                        ---------------------------------------
OTHER INCOME AND (DEDUCTIONS):
   Allowance for equity funds used
       during construction             $     131 $      63 $     309 $     246
   Other, net of applicable income taxes     113       227       582       770
                                        ---------------------------------------
                                       $     244 $     290 $     891 $   1,016
                                        ---------------------------------------
INCOME BEFORE INTEREST EXPENSE         $   9,331 $   6,192 $  26,394 $  18,471
                                        ---------------------------------------
INTEREST EXPENSE:
    Long-term debt                     $   5,861 $   5,581 $  17,122 $  17,058
    Other                                    729       924     2,158     2,407
    Allowance for borrowed funds used
       during construction                  (208)     (125)     (510)     (485)
                                        ---------------------------------------
                                       $   6,382 $   6,380 $  18,770 $  18,980
                                        ---------------------------------------
NET INCOME (LOSS)                      $   2,949 $    (188)$   7,624 $    (509)
DIVIDENDS ON PREFERRED STOCK                 312       344       935     1,033
                                        ---------------------------------------
EARNINGS (LOSS) APPLICABLE TO
   COMMON STOCK                        $   2,637 $    (532)$   6,689 $  (1,542)
                                        =======================================
WEIGHTED AVERAGE NUMBER OF SHARES          7,363     7,363     7,363     7,363
                                        =======================================
EARNINGS (LOSS) PER COMMON SHARE,
    Basic                              $    0.36 $   (0.07)$    0.91 $   (0.21)
    Diluted                            $    0.34 $   (0.07)$    0.89 $   (0.21)
                                        =======================================
DIVIDENDS DECLARED PER COMMON SHARE    $       - $       - $       - $       -
                                        =======================================

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

EARNINGS
    The quarter ended September 30, 1998 resulted in earnings of $.36 per common share, compared to a loss of $.07 per common share for the quarter ended September 30, 1997. The improvement in third quarter earnings is attributable largely to the February 1998 rate increase authorized by the Maine Public Utilities Commission (MPUC) designed to increase annual revenues by approximately $13.2 million.

IMPORTANT CURRENT ACTIVITIES-
AGREEMENT ON SALE OF COMPANY'S GENERATING ASSETS - On September 25, 1998, the Company and PP&L Global, Inc., a Pennsylvania corporation and a subsidiary of PP&L Resources, Inc., reached an agreement for PP&L Global to acquire most of the Company's electric generating assets with a combined base load capacity of 89.2 megawatts and certain transmission rights for a sale price of $89 million. The proposed sale is a result of the Company s effort to comply with Maine's electric utility restructuring legislation, which took effect in September 1997. The Company began seeking proposals from prospective bidders to purchase its generation and generation-related assets in early 1998 and as part of the auction process, received final bids from various bidders in August 1998.
    The electric utility restructuring law requires all of Maine's investor-owned electric utilities to divest all of their non-nuclear generation assets and generation-related business before March 1, 2000. The law was enacted to foster competition in an open market in which retail consumers will choose among competitive energy providers of the electricity that flows through the wires. The management of the "wires" or transmission and distribution business will remain the regulated function of the existing utilities. For further information on the Company's plan to divest its generating assets, refer to the Company's Form 10-K for the year ended December 31, 1997 and Form 10-Q for the quarter ended June 30, 1998.
    Pursuant to the agreement, the Company has agreed to sell to PP&L Global (i) its Ellsworth, Howland, Milford, Medway, Orono, Stillwater and Veazie hydroelectric facilities, which are all situated along the Penobscot River Basin and Union River in Maine, (ii) the 50% ownership interest owned by Penobscot Hydro Co., Inc., a wholly owned subsidiary of the Company, in Bangor-Pacific Hydro Associates, which owns a 13 megawatt hydroelectric generating facility located in Enfield and Howland, Maine,
(iii) the Company's 8.33% joint ownership interest in the William F. Wyman Unit No. 4 oil-fired steam plant located in Yarmouth, Maine, (iv) the Company's designs, applications and other rights with respect to the potential development of the Basin Mills hydroelectric project, to be located in Bradley and Orono, Maine, (v) the Company's designs, applications and other rights with respect to the potential development of a high-voltage transmission line from Orrington, Maine, to New Brunswick, Canada, and (vi) certain of the Company's rights to transmission capacity, including its rights as a participant in the regional utilities' agreements with Hydro Quebec.
    The sale is subject to certain closing conditions as set forth in the agreement, including receipt of approvals by federal and state regulatory agencies, which the Company expects may take six to twelve months. In addition, third-party consents to the sale of certain of the assets will be required, and the Company cannot predict whether or on what terms such consents can be obtained. The Company anticipates that most of the net after-tax proceeds from the sale will be used to retire outstanding debt.
The Company expects that a portion of the sale value will be applied to reduce the Company's stranded costs for regulatory purposes, which should lower the amounts that would otherwise be collected in the future from customers.

SALE OF PROPERTY AT GRAHAM STATION - In September 1998, the Company sold certain property and equipment at its Graham Station site in Veazie, Maine, to Casco Bay Energy for $6.2 million. The property is to be utilized by Casco Bay Energy, which plans to construct a $221 million gas-fired power plant that will produce 520 megawatts of electricity. The plant will be powered by the proposed Maritimes & Northeast gas transmission line and regional transmission system. The Company realized a net gain from the sale of $4.6 million, which has been deferred (reflected as a component of Other Deferred Charges on the Consolidated Balance Sheet at September 30, 1998) in anticipation that it will likely be utilized as a future reduction to the Company's recoverable stranded costs. In connection with the sale, the $6.2 million in proceeds were deposited with a third party trustee, as a requirement under the Company's bond indenture. It is expected that the $6.2 million will be utilized to repay a portion of the Company's medium term notes. Also in connection with the sale, the Company deposited $400,000 with a third party trustee to be utilized for future environmental remediation at the site.

PENOBSCOT ENERGY RECOVERY COMPANY - As previously reported the Company had been working to restructure a power purchase contract with the Penobscot Energy Recovery Company (PERC), its last remaining high-priced non-utility generator contract that offers a potential for substantial savings. In June 1998 the Company successfully completed this major restructuring of its obligations under various agreements with PERC.
    The restructuring will result in a substantial savings for the Company and will allow PERC to continue to meet the solid waste disposal needs of Maine communities.
    This major restructuring involves several separate components including the following:
1) PERC refinanced $45 million in existing bonds with a remaining five year term over a twenty year period using tax exempt bonds issued by the Finance Authority of Maine under its Electric Rate Stabilization
Program.
2) PERC will share the net revenues generated by the facility on a pro rata basis with the Company and the Municipal Review Committee (MRC) which represents over 130 Maine municipalities receiving waste disposal service from PERC.
3) The Company made a one-time payment of $6 million to PERC and will make additional quarterly payments of $250,000 for four years totaling $4 million.
4) Bangor Hydro and PERC amended their existing power purchase agreement to include the MRC as a party.
5) The MRC's constituent municipalities extended their contracts with PERC by 15 years to supply solid waste to the facility through 2018.
6) Bangor Hydro issued two million warrants to purchase common stock, one million each to PERC and the MRC. Each warrant entitles the warrant holder to acquire one share of Bangor Hydro common stock at a price of $7 per share. No warrants may be exercised within the first nine months after their issuance, and they become exercisable in 500,000 share blocks following the expiration of nine months, 21 months, 33 months, and 45 months from the closing date.
    Depending upon a number of assumptions, including the ultimate cost of the warrants and markets for solid waste disposal, it is projected that the restructuring will result in cost savings to Bangor Hydro over the next twenty years with a net present value of $30-40 million. The anticipated savings resulting from this transaction were used to reduce the level of electric rates approved by the MPUC in the Company's recent general rate case by approximately $3 million on an annual basis.
    The refinancing by PERC was made possible by the Maine
Legislature through an amendment to the Electric Rate Stabilization Program that allowed PERC to qualify for such financing. Under the Program, the State of Maine's "moral obligation" supports the new non-recourse debt.
    The Company has deferred, as a regulatory asset, the $6 million payment to PERC, approximately $1.5 million in costs associated with the contract restructuring, and $2 million for the estimated fair value of the warrants. As discussed above, the Company is currently recovering PERC restructuring costs in rates. The $2 million in warrants have also increased additional paid-in capital.

AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN AGREEMENT - As previously reported, during 1997 the Company negotiated amendments to the credit agreement with its lending banks in order to resolve potential violations of certain financial covenants. As a result of those amendments, the Company reported that during 1998 or beyond, future cash needs might exceed the borrowing capacity under the credit facility, and accordingly, the Company might be required to find new sources of financing.
    On June 29, 1998, the Company entered into an Amended and
Restated Revolving Credit and Term Loan Agreement with a new group of lenders that provides a two year term loan of $45 million and a revolving credit commitment of $30 million. Under current projections of cash needs, the new facilities should provide adequate borrowing capacity. The new credit agreement contains financial covenants which are not significantly different than the covenants contained in the previous credit agreement. The Company was in compliance with all covenants associated with the new credit agreement as of September 30, 1998.
    The credit agreement also provides for the issuance of a letter of credit required to support $4.2 million of the Company's Pollution Control Revenue Bonds. To secure the existing letter of credit related to the Pollution Control Revenue Bonds, until the new letter of credit could be issued, the Company deposited approximately $4.6 million of the proceeds from this financing with a third party trustee. This amount has been included with Other Investments on the Company's Consolidated Balance Sheets at September 30, 1998. The new letter of credit was issued in October 1998, and the $4.6 million deposited with the third party trustee was released to the Company. These funds were utilized to repay amounts outstanding under the Company's revolving credit facility.

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

MONETIZATION OF POWER SALE CONTRACT - As reported in the 1997 Form 10-K, the Company had been negotiating a transaction for the monetization of a power sale contract with UNITIL Power Corp. (UNITIL), a New Hampshire based electric utility. The Company currently provides power to UNITIL at significantly above-market rates, with the contract term ending in the year 2003. Based upon current projections of wholesale electricity markets, it is expected that the rates charged under the UNITIL contract will remain at above-market levels for the remainder of the contract term. Therefore, the assignment of the Company's rights under the contract has a positive present cash value. On March 31, 1998, the Company completed a transaction with a financial institution that provided a loan of approximately $23.3 million in net proceeds secured by the value of the UNITIL contract.
    Also as previously reported, beginning in early 1997, the Company failed to comply with certain financial covenants under its bank lending agreements and received temporary waivers from the lending banks. By using a portion of the proceeds of the UNITIL monetization to pay down a portion of the bank obligations, the Company was able to negotiate permanent waivers of the earlier financial covenant violations.
    At the time the Company filed its 1997 Form 10-K, the monetization of the UNITIL contract had not been completed and the financial covenant violations had, therefore, not been waived permanently. As discussed in the 1997 Form 10-K, all debt under the bank credit facilities, including certain medium term notes, was classified as a current liability on the Company's Consolidated Balance Sheets as of December 31, 1997. As a result of the permanent waivers that became effective upon completion of the UNITIL monetization, $22 million of medium term notes, previously classified as a current liability, were reclassified as a long-term liability as of March 31, 1998.

STORM DAMAGE - As discussed in the 1997 Form 10-K, the Company suffered widespread damage throughout its service territory to its transmission and distribution equipment during a major ice storm in January 1998. The Company's incremental costs associated with the service restoration effort were approximately $4.4 million, and possible additional incremental costs associated with line clearance work are expected to be incurred in the future. The $4.4 million has been deferred and included in Other Deferred Charges on the Company's Consolidated Balance Sheets as of September 30, 1998. The MPUC issued an order authorizing the Company to defer incremental, non-capitalized storm damage expenses for future recovery through the rates charged to customers. MPUC proceedings on the recovery of the incremental ice storm costs have been delayed, due to the possibility of federal funds being available to utilities for ice storm property damage. The Company is uncertain whether any federal funds will be received or the timing of MPUC proceedings. The Company believes its storm damage costs were prudently incurred and it should, therefore, be allowed to recover them in rates if it does not otherwise receive publicly financed assistance.

BANGOR GAS JOINT VENTURE - In the second quarter of 1998, Bangor Gas Company, LLC (Bangor Gas) received unconditional authority from the MPUC to provide natural gas service to the greater Bangor area. In October 1998 the Company received authorization from the MPUC to invest approximately $1.2 million in Bangor Gas. For more discussion of the Bangor Gas joint venture, see the 1997 Form 10-K.

REVENUES
    Electric operating revenue increased by $1.6 million, or 3.4% in the third quarter of 1998 due principally to the impact of the 5.83% rate increase effective February 1998. Electric operating revenues associated with non-large special contract customers increased by $2.9 million or 8.2% and corresponding kilowatt hour (KWH) sales increased by 11.9 million or 3.8% in the third quarter of 1998 as compared to the 1997 quarter. Offsetting these increases was a $918,000 or 12.6% decrease in electric operating revenues associated with the Company's large special contract customers, principally as a result of a 17.2 million or 11.8% reduction in KWH sales in the third quarter of 1998. These large special contract customers represented 12.9% of electric operating revenues and 28.4% of total KWH sales in the 1998 quarter. Electric operating revenues were also affected by a $436,000 decrease in off-system sales in the third quarter of 1998.

EXPENSES
    Fuel for generation and purchased power expense decreased $2.8 million or 12.1% in the third quarter of 1998 as compared to 1997. The decreased expense was a result of several factors. The largest was reduced expense associated with the permanent shutdown of the Maine Yankee nuclear power plant. In the third quarter of 1998, Maine Yankee related expenses, including the cost of replacement power, were approximately $1.9 million lower than in the 1997 quarter. The Company also recorded a $791,000 benefit in the third quarter of 1998 related to savings to be realized from the previously discussed PERC contract restructuring. The reduction in expense in the third quarter of 1998 was also impacted by the previously mentioned $436,000 decrease in off-system sales in the third quarter of 1998.
    Other operation and maintenance (O&M) expense increased by $907,000 in the third quarter of 1998. O&M payroll expense increased by $100,000 due principally to the 3% union wage increase effective January 1, 1998, various nonunion wage increases and by higher employee levels in 1998. Also impacting the increased other O&M expense in the 1998 quarter was a $266,000 increase in postretirement medical and pension and active employee medical costs in the 1998 quarter as compared to 1997. Bad debt expense increased by $143,000 in the 1998 quarter as compared to 1997. Finally, the Company incurred $100,000 in expense in the third quarter of 1998 in connection with settlement with a large customer associated with a power outage which occurred earlier in 1998.
    Depreciation and amortization expense decreased $137,000 in the third quarter of 1998 as compared to the 1997 quarter. Effective February 1998, in connection with the Company's most recent rate order, the Company lengthened the depreciable lives of its large information system capital projects from seven to ten years, and began amortizing its $3.6 million overaccumulated depreciation reserve ($450,000 amortization in the third quarter of 1998), thus reducing depreciation expense. These decreases were offset to some extent by the impact of 1998 property additions.
    The $1.3 million decrease in amortization of contract buyouts and restructuring in the 1998 quarter was also due principally to the emergency rate order effective July 1, 1997 and recent rate order effective February 1998. In connection with the emergency rate order in 1997, the MPUC required the Company to accelerate the amortization of the deferred regulatory asset associated with the 1993 buyout of one of its high-priced non-utility generator contracts, while in connection with the recent rate order, the MPUC required the Company to reduce this amortization to the level prior to the July 1, 1997 emergency rate order. Consequently, as a result of the two rate orders, amortization associated with this regulatory asset was $690,000 for the third quarter of 1998, as compared to $2.2 million in the 1997 quarter. Also impacting amortization of contract buyouts and restructuring was the start of the amortization of the PERC contract restructuring on July 1, 1998, resulting in $250,000 of amortization in the 1998 quarter.
    The increase in income taxes was principally a function of greater earnings in the third quarter of 1998 as compared to the 1997 quarter. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.
    Long-term debt interest expense increased $280,000 in the third quarter of 1998 as compared to 1997 due principally to the previously discussed $24.8 million in medium term notes issued on March 31, 1998 and the previously discussed $45 million term loan issued on June 29, 1998. Offsetting these increases was $36 million in principal repayments ($1 million each on September 30, 1997 and December 31, 1997, $4 million on March 31, 1998, and the remaining principal balance outstanding of $30 million on June 29, 1998) on the medium term notes associated with the Company's previous revolving credit facility, sinking fund payments on the Company's 12.25% first mortgage bonds, the final maturity of $2.5 million of 6.75% series First Mortgage Bonds in March 1998 and $1.8 million in principal payments in 1998 associated with the medium term notes issued in connection with the UNITIL contract monetization.
    Other interest expense, which is composed principally of interest expense on short term borrowings, decreased due to a $13.6 million decrease in weighted average short-term borrowings outstanding in the 1998 quarter as compared to 1997, as well as by a decrease in average short-term interest rates in 1998. The decrease in borrowings was due principally to the utilization of proceeds from the UNITIL contract monetization to pay down amounts due under the revolving credit facility. Offsetting these decreases to some extent was a $143,000 increase in amortization of debt issuance costs in the 1998 quarter. This increase was due primarily to issuance costs associated with the $24.8 million medium term notes issued in March 1998 and the Amended and Restated Revolving Credit and Term Loan Agreement entered into in June 1998.

NINE MONTHS OF 1998 AS COMPARED TO THE NINE MONTHS OF 1997
EARNINGS
    Earnings for the nine months ended September 30, 1998 were $.91 per common share, compared to a loss of $.21 per common share for the 1997 period. As previously discussed, the increased earnings were principally a result of the February 1998 rate increase authorized by the MPUC.
    Earnings in the 1997 period were positively affected by three transactions that were nonrecurring in nature. The Company recorded $335,000 in revenues from the sale of air emission allowances to a coal fired generating facility, and $350,000 in revenue was recognized under a shared savings distribution agreement with another utility. Also, the Company recorded a $204,000 state income tax benefit as the result of an IRS examination of the Company's 1994 federal income tax return. Without the impact of these one-time events benefitting earnings, the Company would have incurred a $.29 loss per common share in the 1997 period.

REVENUES
    The $6.9 million or 5% increase in electric operating revenues was due primarily to the 3.8% temporary rate increase effective on July 1, 1997 and the additional 5.83% rate increase effective February 1998, as well as a $1.2 million increase in off-system sales in the 1998 period. Offsetting these increases, to some extent, were a 3.8% reduction in total KWH sales (excluding off-system sales) in 1998 and the impact of the previously discussed sale of air emission allowances and revenue associated with the shared distribution savings with another utility in 1997. The decrease in sales in 1998 was due to service interruption during the ice storm in January 1998, as well as significantly warmer weather in the winter and spring of 1998 as compared to 1997.

EXPENSES
    Fuel for generation and purchased power expense decreased by $6.7 million in the 1998 period as compared to 1997. The principal reason for the reduction was lower expenses associated with the permanent shutdown of the Maine Yankee nuclear power plant in 1998, as compared to maintaining the plant in an operating mode in the first five months of 1997. Also, in connection with the Company's recent rate order (See the 1997 Form 10-K for discussion of the rate order), the Company was ordered to defer, for future recovery, the excess of actual Maine Yankee related costs incurred during 1998 over the Maine Yankee costs included in the rate order. In the 1998 period, Maine Yankee related expenses, including the cost of replacement power, were approximately $6.7 million lower than in 1997. The Company also recorded a $1.3 million benefit in 1998 related to savings realized from the previously discussed PERC contract restructuring. Offsetting these decreases to some extent was the previously discussed $1.2 million increase in off-system sales in the 1998 period.
    Other O&M expense increased by $1.8 million for the nine months ended September 1998 as compared to the 1997 period. O&M payroll expense increased by $1.1 million due principally to significantly less payroll charged to the Company's capital program in the 1998 period. The lower capital labor was primarily a result of service restoration efforts associated with the January 1998 ice storm. The Company was ordered by the MPUC to defer incremental non-capital costs related to the ice storm, but the non-incremental labor costs were charged principally to other O&M in the first quarter of 1998. The increase from 1997 to 1998 was also affected by the previously discussed wage rate increases.
    Depreciation and amortization expense decreased $249,000 in 1998 as compared to 1997 due principally to the previously mentioned lengthening of lives of information system capital assets and the amortization of the overaccumulated depreciation reserve, offset by the impact of 1998 property additions.
    The decrease in amortization of contract buyouts and restructuring and the increase in income taxes in 1998 were due principally to the same reasons discussed above for the third quarter of 1998 as compared to the third quarter of 1997.
    Other income decreased by $188,000 in 1998 due principally to incurring start-up costs associated with non-core business ventures.
    The increase in long-term debt interest expense in 1998 was due primarily to the previously discussed issuance of the $24.8 million of medium term notes on March 31, 1998 and the $45 million term loan issued in June 1998, offset by the previously discussed principal repayments on various long-term debt issues.
    Other interest expense decreased due principally to a $8.2 million reduction in the weighted average short-term borrowings in the 1998 period as compared to the 1997 period. This was offset to some extent by a slight increase in the weighted average interest rate on the borrowings and a $202,000 increase in the amortization of debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES
    The Consolidated Statements of Cash Flows reflect events in the first nine months of 1998 and 1997 as they affect the Company's liquidity. Net cash provided by operations was $18.7 million in 1998 as
compared to $30.3 million in the 1997.   Negatively impacting cash flows from
operations in the 1998 period were the approximately $7.5 million in costs incurred to restructure the PERC purchased power contract as well as approximately $4 million in incremental costs incurred in connection with the January 1998 ice storm. Cash flows were also reduced by the effect of a large customer, who prepaid its electric usage for a one-year period in the third quarter of 1997.
    Also reducing cash flows from operations was the previously discussed Graham Station property sale proceeds. While the Company did realize a $4.6 million gain on sale of the property, the full $6.2 million in proceeds were required to be deposited with a third party trustee. The deferred gain and the deposit of the proceeds with the trustee have been reflected in "Other, net" on the Consolidated Statements of Cash Flows. Also in connection with the sale, the Company deposited $400,000 with a third party trustee to be utilized for future environmental remediation at the site. Finally, reducing cash flows from operations in the 1998 period was the incurring of approximately $1.3 million in costs associated with the new revolving credit facility and term loan and the $24.8 million in medium term notes. Offsetting these cash flow reductions was the beneficial impact of the 3.8% temporary rate increase on July 1, 1997 and the 5.83% rate increase effective February 1998.
    Dividends paid on common stock were lower in 1998 due to the suspension of the common dividend, beginning with the first quarter of 1997. The reduction in preferred dividends paid resulted principally from a $1.5 million sinking fund payment made on the Company's 8.76% mandatory redeemable preferred stock in December 1997.
    The Company in each period made sinking fund payments on its 12.25% first mortgage bonds. In the first quarter of 1998 the Company made the final $2.5 million payment on its 6.75% first mortgage bonds and made a $4 million principal repayment on its medium term notes. In June 1998 the Company made a $12.3 million principal payment on its Finance Authority of Maine Revenue Notes. Also, as previously discussed, in connection with the new credit agreement, the Company fully repaid its $30 million in outstanding medium term notes in June 1998. In 1998 the Company has made $1.8 million in principal payments associated with the medium term notes issued in connection with the UNITIL contract monetization.
    As previously discussed, in connection with the monetization of the UNITIL contract, the Company issued $24.8 million in medium term notes on March 31, 1998. The Company's net proceeds from this issuance were $23.3 million, due to the requirement to deposit $1.5 million in a capital reserve fund for the final payment of principal and interest in 2002. Of the $23.3 million of proceeds received, the Company utilized $19 million to repay borrowings outstanding under its revolving credit facility. The remaining funds were utilized for the PERC purchased power contract restructuring transaction discussed above.
    As previously discussed, in June 1998 the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a new group of lenders that provides a two year term loan of $45 million and a revolving credit commitment of $30 million. Under current projections of cash needs, the new credit facilities should provide the Company with adequate borrowing capacity. As previously discussed, in order to secure the existing letter of credit related to the Pollution Control Revenue Bonds, until a new letter of credit could be issued, the Company deposited approximately $4.6 million of the proceeds from this financing with a third party trustee. The new letter of credit was issued in October 1998, and the $4.6 million deposited with the third party trustee was released to the Company. These funds were utilized to repay amounts outstanding under the Company's revolving credit facility.


IMPACT OF THE YEAR 2000 ISSUE
    The "Year 2000" problem exists because some computer programs and embedded microchips may not properly recognize a year that begins with "20" instead of "19", and therefore may fail or create erroneous results.
The Company is actively engaged in identifying, assessing, and responding to the implications of this problem for its operations.
    The Company has identified all of its information technology systems and is assessing and testing its Year 2000 Compliance. The Company has established a structured approach which inventories and prioritizes its electrical systems, client server and network applications, desktop and personal computer systems, and facilities. The Company's goal is that most, if not all, computer programs and embedded chips that support its mission critical operations will be compliant by mid-year 1999.
    The Company's business is dependent upon external parties, such as suppliers and business partners, for the reliable delivery of its products and services. The Company has inquired in writing to its suppliers and service providers with regard to their Year 2000 compliancy, and has established a follow-up procedure. The Company has also identified the third parties with which it has a material relationship in order to establish their Year 2000 status in a timely fashion, and is continuing to do so.
    In addition to normal suppliers and business partners, the
Company has a risk that power will not be available on the New England Power Pool (NEPOOL) grid for purchase and distribution to the Company's customers if electrical system failures occur due to the Year 2000 issue. This is a significant risk, since the Company purchases a substantial portion of its energy, which is received through the NEPOOL grid. The Company is working to mitigate this risk by participation on the Independent System Operator (ISO) sub-committees and in the NEPOOL/ISO New England Year 2000 Joint Oversight Committee which has been given responsibility for operational reliability of the NEPOOL Control Area. This group is in the early stages of assessing NEPOOL/ISO's Year 2000 problem and has a goal of ensuring the NEPOOL Control Area is Year 2000 compliant by July 1, 1999.
    The Company began an initial information technology awareness plan in 1992 with the year 2000 in mind. There was an immediate development of a long term (five year) technology plan to address the year 2000 as well as other issues such as obsolete applications, hardware, and infrastructure. Implementation of this five year plan began in 1994 with two mission critical projects for replacing the Customer Information System and implementing a new Geographical Information System. In addition, the Company began replacement of its Financial Information Systems in 1995. These major projects and the advancement of technology in general drove infrastructure upgrades.
    In addition to the major applications mentioned above, the
Company has continually updated its transmission and distribution systems, substations, and metering devices and has become increasingly more reliant on various technologies.
    Due to the nature of the technological architecture and the fact that the Company has kept pace with technologies, many of the enterprise information systems are stated to be compliant by the vendors and the Company does not believe it will need to expend funds to implement totally new enterprise systems. The Company does, however, have other hardware and software that is not compliant and will need to be replaced or upgraded. In addition, the Company will also be conducting comprehensive testing to help ensure a compliant environment exists and conducting vendor inquiries and contingency planning.
    The estimated costs to conduct testing, develop or modify
contingency plans, and replace non-compliant technologies is approximately $2
million, with most of these costs to be incurred during 1999.   The majority
of these costs will be capitalized, instead of being charged to expense, since the costs relate principally to investments in new equipment and technologies and not the modification of existing systems. To date, approximately $192,000 has been expended in connection with the Year 2000 issue, of which $132,000 has been capitalized and $60,000 charged to expense. Time and cost estimates are based on currently available information and could be affected by the ability to correct all relevant computer codes and equipment, and the Year 2000 readiness of the Company's business partners, among other factors.
    There is no certainty as to whether the Company will be able to solve its potential Year 2000 issues. Consequently, the Company is in the process of identifying and verifying realistic failure scenarios which will require contingency plans. While its analysis has not been completed, the Company anticipates establishing a prioritized list of potential failures with a formal contingency plan for each one deemed critical to its ongoing operations during 1999.
    Based on information reviewed to date, the Company believes its plans of action are adequate for Year 2000 compliance of its critical systems and to reduce the risk of external impacts to its operations. Nevertheless, achieving Year 2000 compliance is subject to the risks and uncertainties described above and adverse effects, should they occur, could be material despite the Company s efforts to prevent or mitigate them.

NEW ACCOUNTING PRONOUNCEMENT
    In June 1998, the Financial Accounting Standards Board issued
Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133), and is effective for fiscal years beginning after June 15, 1999. FASB 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The affects of the adoption of FASB 133 on the Company's financial statements are currently not known. The Company believes that its fuel swap agreements would continue to qualify for hedge accounting treatment under FASB 133.

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

             BANGOR HYDRO-ELECTRIC COMPANY
              CONSOLIDATED BALANCE SHEETS
                     000's Omitted
                      (Unaudited)
                                                          Sept. 30,   Dec. 31,
                         ASSETS                             1998        1997
                                                         ----------- ----------
INVESTMENT IN UTILITY PLANT:
    Electric plant in service, at original cost         $   345,526 $   341,009
    Less - Accumulated depreciation and amortization        102,231      96,595
                                                         ----------  ----------
                                                        $   243,295 $   244,414

    Construction work in progress                            20,012      12,011
                                                         ----------  ----------
                                                        $   263,307 $   256,425
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company                $     5,985 $     5,532
       Maine Electric Power Company, Inc.                       402         326
                                                         ----------  ----------
                                                        $   269,694 $   262,283
                                                         ----------  ----------
OTHER INVESTMENTS, principally at cost                  $    17,063 $     5,274
                                                         ----------  ----------
FUNDS HELD BY TRUSTEE, at cost                          $    23,039 $    21,196
                                                         ----------  ----------
CURRENT ASSETS:
    Cash and cash equivalents                           $     1,281 $       937
    Accounts receivable, net of reserve                      18,270      16,615
    Unbilled revenue receivable                               9,261      11,605
    Inventories, at average cost:
       Material and supplies                                  2,859       2,759
       Fuel oil                                                 430          35
    Prepaid expenses                                            459       1,207
    Deferred Maine Yankee refueling costs                         -         286
                                                         ----------  ----------
       Total current assets                             $    32,560 $    33,444
                                                         ----------  ----------
DEFERRED CHARGES:
    Investment in Seabrook Nuclear Project, net of
       accumulated amortization of $29,748 in 1998
       and $28,474 in 1997                              $    29,094 $    30,368
    Costs to terminate/restructure power contracts,
       net of accumulated amortization of $74,858
       in 1998 and $59,616 in 1997                          141,924     147,633
    Maine Yankee decommissioning costs                       54,860      60,924
    Deferred regulatory assets                               32,924      32,551
    Demand-side management costs                              1,010       1,705
    Other                                                     6,452       5,205
                                                         ----------  ----------
      Total deferred charges                            $   266,264 $   278,386
                                                         ----------  ----------
         Total assets                                   $   608,620 $   600,583
                                                          ==========  =========

See notes to the consolidated financial statements.





             BANGOR HYDRO-ELECTRIC COMPANY
              CONSOLIDATED BALANCE SHEETS
                     000's Omitted
                      (Unaudited)

                                                          Sept. 30,   Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES                1998        1997
                                                         ----------- ----------

CAPITALIZATION:
    Common stock investment                             $   115,332 $   106,558
    Preferred stock                                           4,734       4,734
    Preferred stock subject to mandatory redemption,
      exclusive of current sinking fund requirements          9,183       9,137
    Long-term debt, net of current portion                  270,273     221,643
                                                         ----------  ----------
         Total capitalization                           $   399,522 $   342,072
                                                         ----------  ----------
CURRENT LIABILITIES:
    Notes payable - banks                               $    19,000 $    34,000
                                                         ----------  ----------

    Other current liabilities -
      Current portion of long-term debt and sinking
        fund requirements on preferred stock            $    20,989 $    52,172
      Accounts payable                                       11,177      13,171
      Dividends payable                                         296         327
      Accrued interest                                        4,710       3,667
      Customers' deposits                                       306         297
      Deferred revenue                                            -       1,571
      Current income taxes payable                                -           8
                                                         ----------  ----------
         Total other current liabilities                $    37,478 $    71,213
                                                         ----------  ----------
         Total current liabilities                      $    56,478 $   105,213
                                                         ----------  ----------

DEFERRED CREDITS AND RESERVES:
    Deferred income taxes - Seabrook                    $    15,102 $    15,766
    Other accumulated deferred income taxes                  61,544      55,859
    Maine Yankee decommissioning liability                   54,860      60,926
    Deferred regulatory liability                             9,718       9,972
    Unamortized investment tax credits                        1,802       1,962
    Accrued pension and postretirement benefit costs          7,689       7,034
    Other                                                     1,905       1,779
                                                         ----------  ----------
      Total deferred credits and reserves               $   152,620 $   153,298
                                                         ----------  ----------
        Total Stockholders' Investment and Liabilities  $   608,620 $   600,583
                                                          ==========  =========

See notes to the consolidated financial statements.



              BANGOR HYDRO-ELECTRIC COMPANY
        CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      000's Omitted
                       (Unaudited)

                                                          Sept. 30,   Dec. 31,
                                                             1998       1997
                                                          --------------------
COMMON STOCK INVESTMENT
    Common stock, par value $5 per share-                $   36,817 $   36,817
       Authorized -- 10,000,000 shares
       Outstanding -- 7,363,424 shares in 1998 and 1997
    Amounts paid in excess of par value                      59,054     56,969
    Retained earnings                                        19,461     12,772
                                                          --------------------
            Total common stock investment                $  115,332 $  106,558
                                                          --------------------
PREFERRED STOCK-Non participating, cumulative-
    Par value $100 per share, authorized 600,000 shares
       Not redeemable or redeemable solely at the
          option of the issuer-
          7%,  Noncallable, 25,000 shares, authorized
             and outstanding                             $    2,500 $    2,500
          4.25%, Callable at $100, 4,840 shares,
             authorized and outstanding                         484        484
          4%, Series A, Callable at $110, 17,500 shares,
              authorized and outstanding                      1,750      1,750
                                                          --------------------
                                                         $    4,734 $    4,734
                                                          --------------------
       8.76%, Subject to mandatory redemption requirements-
          Callable at 103.75% if called on or prior to
             December 27, 1998,
             150,000 shares authorized and 105,000 shares
                outstanding
                  in 1998 and 1997                       $   10,777 $   10,731
                Less: Sinking fund requirements               1,594      1,594
                                                          --------------------
                                                         $    9,183 $    9,137
                                                          --------------------
LONG-TERM DEBT
   First Mortgage Bonds-
         6.75%   Series due 1998                         $        - $    2,500
        10.25%   Series due 2019                             15,000     15,000
        10.25%   Series due 2020                             30,000     30,000
         8.98%   Series due 2022                             20,000     20,000
         7.38%   Series due 2002                             20,000     20,000
         7.30%   Series due 2003                             15,000     15,000
        12.25%   Series due 2001                              3,743      5,521
                                                          --------------------
                                                         $  103,743 $  108,021
          Less: Current maturity in 1997 and sinking
            fund requirements                                 1,675      4,278
                                                          --------------------
             Total first mortgage bonds                  $  102,068 $  103,743
                                                          --------------------
   Variable rate demand pollution control revenue bonds
         Series 1983 due 2009                            $    4,200 $    4,200
                                                          --------------------
   Other Long-Term Debt-
        Finance Authority of Maine - Taxable Electric Rate
          Stabilization Revenue Notes, 7.03% Series
             1995A, due 2005                             $  113,700 $  126,000
        Medium Term Notes, Variable interest rate-
           LIBO Rate plus 2%,
           due 2000 (Fully repaid June 1998)                      -     34,000
        Medium Term Notes, Variable interest rate-
           LIBO Rate plus 1.125%, due 2002                   23,025          -
        Medium Term Notes, Variable interest rate-
           LIBO Rate plus 2%, due 2000                       45,000          -
                                                          --------------------
                                                         $  181,725 $  160,000

          Less:  Current portion of long-term debt           17,720     46,300
                                                          --------------------
                                                         $  164,005 $  113,700
                                                          --------------------
             Total long-term debt                        $  270,273 $  221,643
                                                          --------------------
     Total Capitalization                                $  399,522 $  342,072
                                                          ====================
See notes to the consolidated financial statements.





             BANGOR HYDRO-ELECTRIC COMPANY
         CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                     000's Omitted
                      (Unaudited)
                                                            1998       1997
                                                         ---------- ----------
Cash Flows From Operations:
  Net income (loss)                                     $    7,624 $     (509)
    Adjustments to reconcile net income (loss)
       to net cash
      provided by(used in) operations:
        Depreciation and amortization                        7,500      7,749
        Amortization of Seabrook Nuclear Project             1,274      1,274
        Amortization of contract buyouts and
          restructuring                                     15,242     16,987
        Other amortizations                                  1,469      1,255
        Payment received related to contract buyout              -      1,000
        Costs to restructure purchased power contract       (7,448)         -
        Allowance for equity funds used during
           construction                                       (309)      (246)
        Deferred income tax provision and
          investment tax credits                             4,041     (1,562)
    Changes in assets and liabilities:                           -
        Deferred incremental ice storm costs                (4,192)         -
        Deferred incremental Maine Yankee costs               (869)         -
        Deferred fuel revenue and Maine Yankee                 286     (2,433)
          refueling costs
        Accounts receivable, net and unbilled revenue          689      4,565
        Accounts payable                                    (1,994)    (2,447)
        Accrued interest                                     1,043      1,178
        Current and deferred income taxes                      133        210
        Accrued postretirement benefit costs                   573        455
        Deferred revenue                                    (1,571)     2,460
        Other current assets and liabilities, net              262      1,353
        Other, net                                          (5,090)      (972)
                                                         ---------- ----------
Net Cash Provided By Operations                         $   18,663 $   30,317
                                                         ---------- ----------
Cash Flows From Investing:
  Construction expenditures                             $  (13,244)$  (13,330)
  Allowance for borrowed funds used during construction       (510)      (485)
                                                         ---------- ----------
Net Cash Used In Investing                              $  (13,754)$  (13,815)
                                                         ---------- ----------
Cash Flows From Financing:
  Dividends on preferred stock                          $     (920)$   (1,020)
  Dividends on common stock                                      -     (1,325)
  Payments on long-term debt                               (52,353)   (14,853)
  Proceeds from issuance of long-term debt, net of
      capital reserve fund requirements                     68,300          -
  Short-term debt, net                                     (15,000)       500
  Special deposit associated with securing
    letter of credit                                        (4,592)         -
                                                         ---------- ----------
Net Cash Used In Financing                              $   (4,565)$  (16,698)
                                                         ---------- ----------
Net Change in Cash and Cash Equivalents                 $      344 $     (196)
Cash and Cash Equivalents at Beginning of Period               937      1,274
                                                         ---------- ----------
Cash and Cash Equivalents at End of Period              $    1,281 $    1,078
                                                         ========== ==========
Cash Paid During the Nine Months For:
     Interest (Net of Amount Capitalized)               $   16,776 $   17,119
     Income Taxes                                              425        360
                                                         ========== ==========
See notes to consolidated financial statements.


                  BANGOR HYDRO-ELECTRIC COMPANY
        CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                         000's Omitted
                          (Unaudited)




                                               Amounts               Total
                                               Paid in              Common
                                     Common   Excess of  Retained    Stock
                                     Stock    Par Value  Earnings Investment

BALANCE DECEMBER 31, 1996            $36,817    $56,969   $14,535   $108,321
Net loss                                   -          -      (509)      (509)
Cash dividends declared on-
  Preferred stock                          -          -      (988)      (988)
Other                                      -          -       (45)       (45)
                                   -------------------- ---------------------
BALANCE SEPTEMBER 30, 1997           $36,817    $56,969   $12,993   $106,779
                                   ==================== =====================
BALANCE DECEMBER 31, 1997             36,817     56,969    12,772    106,558
Net income                                 -          -     7,624      7,624
Cash dividends declared on-
  Preferred stock                          -          -      (889)      (889)
Other                                      -          -       (46)       (46)
Issuance of warrants                       -      2,085         -      2,085
                                   -------------------- ---------------------
BALANCE SEPTEMBER 30, 1998           $36,817    $59,054   $19,461   $115,332
                                   ==================== =====================

 See notes to the consolidated financial statements.


                       BANGOR HYDRO-ELECTRIC COMPANY
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1998
                               -------------
                                (Unaudited)


(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:
     ---------------------------------------------

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company (the Company), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. The year end condensed balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, footnotes and all other information included in the 1997 Form 10-K.
     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the periods ended September 30, 1998 and 1997.
     The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 1997 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.

(2)  INCOME TAXES:
     ------------
     The following table reconciles a provision calculated by multi- plying income before federal income taxes by the statutory federal income tax rate to the federal income tax provision:
                                        Nine Months Ended Sept. 30,
                                            1998           1997
                                        Amount   %      Amount   %
                                       ------------    ------------
                                           (Dollars in Thousands)
Federal income tax provision
     at statutory rate                  $4,279  35      $(505) (34)
Plus permanent reductions
     in tax expense resulting
     from statutory exclusions
     from taxable income                    33   -        104    7
                                        ------ ---      -----  ---
Federal income tax provision before
     effect of temporary differences
     and investment tax credits         $4,312  35      $(401) (27)
(Less)plus temporary differences that
     are flowed through for rate-
     making and accounting purposes       (421) (4)        26    2
(Less) utilization and amortization
     of investment tax credits            (160) (1)       (43)  (3)
                                        ------ ---      -----  ---
Federal income tax provision            $3,731  30      $(418) (28)
                                        ====== ===      =====  ===


(3)  INVESTMENT IN JOINTLY OWNED FACILITIES:
     --------------------------------------
     Condensed financial information for Maine Yankee Atomic Power Company ("Maine Yankee"), Maine Electric Power Company, Inc. ("MEPCO"), Bangor-Pacific Hydro Associates ("BPHA") and Chester SVC Partnership ("Chester") is as follows:

                                   MAINE YANKEE          MEPCO
                                       (Dollars in Thousands)
                                           (Unaudited)
                                 Operations for Nine Months Ended
                              ----------------------------------------
                              Sept. 30, Sept. 30,  Sept. 30, Sept. 30,
                                 1998      1997       1998      1997
OPERATIONS:                   --------  --------   --------  --------
  As reported by investee-
   Operating revenues         $ 92,814  $198,716   $  2,466  $ 23,838
                              ========  ========   ========  ========
  Earnings applicable to
    common stock              $  6,386  $  5,455   $    822  $  1,004
                              ========  ========   ========  ========
 Company's reported equity-
   Equity in net income       $    447  $    382   $    117  $    143
    Add(Deduct)-Effect of
    adjusting Company's
    estimate to actual               9        (1)       (34)      (21)
                              --------  --------   --------  --------
  Amounts reported by Company $    456  $    381   $     83  $    122
                              ========  ========   ========  ========

                               MAINE YANKEE            MEPCO
                                     (Dollars in Thousands)
                                          (Unaudited)
                                       Financial Position at
                           ---------------------------------------
                           Sept. 30,  Dec. 31,   Sept. 30,  Dec. 31,
                             1998       1997       1998       1997
FINANCIAL POSITION:       ---------- ----------  ---------  --------
As reported by investee-
  Total assets            $1,238,898 $1,368,143  $  5,014  $  4,362
  Less-
   Preferred stock            16,800     17,400         -         -
   Long-term debt             74,000    143,665       270       420
   Other liabilities and
     deferred credits      1,064,937  1,128,128     1,630     1,578
                          ----------  ---------  --------  --------
  Net assets              $   83,161 $   78,950  $  3,114  $  2,364
                          ========== ==========  ========  ========
Company's reported equity-
  Equity in net assets    $    5,821 $    5,527  $    442  $    336
   Add(Deduct)- Effect
   of adjusting Company's
   estimate to actual            164          5       (40)      (10)
                          ---------- ----------  --------  --------
Amounts reported by Co.   $    5,985 $    5,532  $    402  $    326
                          ========== ==========  ========  ========





                                   BPHA                  Chester
                            -------------------    -------------------
                                     (Dollars in Thousands)
                                          (Unaudited)
                                 Operations for Nine Months Ended
                            ------------------------------------------
                            Sept. 30,  Sept. 30,  Sept. 30, Sept. 30,
                              1998       1997       1998      1997
                            ---------  ---------  --------- ---------
OPERATIONS:
As reported by investee-
 Operating revenues          $ 5,663    $ 5,506    $ 3,347   $ 3,442
                             =======    =======    =======   =======
 Net Income                  $ 2,010    $ 1,639    $     -   $     -
                             =======    =======    =======   =======
Company's reported equity
 in net income               $ 1,005    $   820    $     -   $     -
                             =======    =======    =======   =======


                                     Financial Position at
                            Sept. 30,  Dec. 31,  Sept. 30,  Dec. 31,
                              1998       1997      1998       1997
                            ---------  --------  ---------  --------
FINANCIAL POSITION:
As reported by investee-
  Total assets              $ 38,363   $39,013   $ 26,785   $27,633
  Less-
   Long-term debt             26,850    28,500     24,950    25,837
   Other liabilities           2,466     2,425      1,835     1,796
                             -------   -------   --------   -------
  Net assets                 $ 9,047   $ 8,088   $      -   $     -
                             =======   =======   ========   =======
Company's reported equity
  in net assets              $ 4,524   $ 4,044   $      -   $     -
                             =======   =======   ========   =======


(4)  EARNINGS PER SHARE:
     ------------------
     The following table reconciles basic and diluted earnings per common share assuming all stock warrants were converted to common shares in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share":


                       (Amounts in 000's, except per share data)
                         For the Quarters      For the Nine Months
                               Ended                  Ended
                       --------------------    --------------------
                       Sept. 30,  Sept. 30,    Sept. 30,  Sept. 30,
                         1998       1997         1998       1997
                       --------  ---------     --------   --------
Earnings (loss)
  applicable to
  common stock         $  2,637   $   (532)    $  6,689   $ (1,542)
                       --------   --------     --------   --------
Average common
  shares outstanding      7,363      7,363        7,363      7,363
Plus: incremental
  shares from assumed
  conversion                461          -          164          -
                       --------   --------     --------   --------
Average common shares
  outstanding plus
  assumed warrants
  converted               7,824      7,363        7,527      7,363
                       --------   --------     --------   --------
Basic earnings (loss)
  per common share     $    .36    $  (.07)     $   .91    $  (.21)
                       ========    =======      =======    =======
Diluted earnings (loss)
  per common share     $    .34    $  (.07)     $   .89    $  (.21)
                       ========    =======      =======    =======


(5)  MONETIZATION OF POWER SALE CONTRACT:
     -----------------------------------

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


(6)  STORM DAMAGE:
     ------------
     As discussed in the 1997 Form 10-K, the Company suffered widespread damage throughout its service territory to its transmission and distribution equipment during a major ice storm in January 1998. The Company's incremental costs associated with the service restoration effort were approximately $4.4 million, and additional incremental costs associated with line clearance work are expected to be incurred in the future. The $4.4 million has been recorded as a deferred asset on the Company's Consolidated Balance Sheets as of September 30, 1998. The MPUC issued an order authorizing the Company to defer incremental, non-capitalized storm damage expenses for future recovery through the rates charged to customers. MPUC proceedings on the recovery of the incremental ice storm costs have been delayed, due to the possibility of federal funds being available to utilities for ice storm property damage.
     The Company is uncertain whether any federal funds will be received or the timing of MPUC proceedings. The Company believes its storm damage costs were prudently incurred and it should, therefore, be allowed to recover them in rates if it does not otherwise receive publicly financed assistance.

(7)  PENOBSCOT ENERGY RECOVERY COMPANY:
     ---------------------------------
     As previously reported the Company has been working to restructure a power purchase contract with the Penobscot Energy Recovery Company (PERC), its last remaining high-priced non-utility generator contract that offers a potential for substantial savings. In June 1998 the Company successfully completed this major restructuring of its obligations under various agreements with PERC.
     The restructuring will result in a substantial savings for the Company and will allow PERC to continue to meet the solid waste disposal needs of Maine communities.
     This major restructuring involves several separate components including the following:
- PERC refinanced $45 million in existing bonds with a remaining five year term over a twenty year period using tax exempt bonds issued by the Finance Authority of Maine under its Electric Rate Stabilization Program.
- PERC will share the net revenues generated by the facility on a pro rata basis with the Company and the Municipal Review Committee
(MRC) which represents over 130 Maine municipalities receiving waste disposal service from PERC.
- The Company made a one-time payment of $6 million to PERC and will make additional quarterly payments of $250,000 for four years totaling $4 million.
- Bangor Hydro and PERC amended their existing power purchase agreement to include the MRC as a party.
- The MRC's constituent municipalities extended their contracts with PERC by 15 years to supply solid waste to the facility through 2018.
- Bangor Hydro issued two million warrants to purchase common stock, one million each to PERC and the MRC. Each warrant entitles the warrant holder to acquire one share of Bangor Hydro common stock at a price of $7 per share. No warrants may be exercised within the first nine months after their issuance, and they become exercisable in 500,000 share blocks following the expiration of nine months, 21 months, 33 months, and 45 months from the closing date.
     Depending upon a number of assumptions, including the ultimate cost of the warrants and markets for solid waste disposal, it is projected that the restructuring will result in cost savings to Bangor Hydro over the next twenty years with a net present value of $30-40 million. The anticipated savings resulting from this transaction were used to reduce the level of electric rates approved by the MPUC in the Company's recent general rate case by approximately $3 million on an annual basis. With the completion of the transaction, the Company will now begin realizing these benefits.
     The refinancing by PERC was made possible by the Maine Legislature through an amendment to the Electric Rate Stabilization Program that allowed PERC to qualify for such financing. Under the Program, the State of Maine's "moral obligation" supports the new non-recourse debt.
     The Company has deferred, as a regulatory asset, the $6 million payment to PERC, approximately $1.5 million in costs associated with the contract restructuring, and $2 million for the estimated fair value of the warrants. As discussed above, the Company is currently recovering PERC restructuring costs in rates. The $2 million in warrants have also increased additional paid-in capital.


(8)  AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN AGREEMENT:
     -------------------------------------------------------------
       As previously reported, during 1997 the Company negotiated amendments to the credit agreement with its lending banks in order to resolve potential violations of certain financial covenants. As a result of those amendments, the Company reported that during 1998 or beyond, future cash needs might exceed the borrowing capacity under the credit facility, and accordingly, the Company might be required to find new sources of financing.
     On June 29, 1998, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a new group of lenders that provides a two year term loan of $45 million and a revolving credit commitment of $30 million. Under current projections of cash needs, the new facilities should provide adequate borrowing capacity. The new credit agreement contains financial covenants which are not significantly different than the covenants contained in the previous credit agreement. The Company was in compliance with all covenants associated with the new credit agreement as of September 30, 1998.
     The credit agreement also provides for the issuance of a letter of credit required to support $4.2 million of the Company's Pollution Control Revenue Bonds. To secure the existing letter of credit related to the Pollution Control Revenue Bonds, until the new letter of credit could be issued, the Company deposited approximately $4.6 million of the proceeds from this financing with a third party trustee. This amount has been included with Other Investments on the Company's Consolidated Balance Sheets at September 30, 1998.

(9)  AGREEMENT ON SALE OF COMPANY'S GENERATING ASSETS:
     ------------------------------------------------
     On September 25, 1998, the Company and PP&L Global, Inc., a Pennsylvania corporation and a subsidiary of PP&L Resources, Inc., reached an agreement for PP&L Global to acquire most of the Company's electric generating assets with a combined base load capacity of 89.2 megawatts and certain transmission rights for a sale price of $89 million. The proposed sale is a result of the Company s effort to comply with Maine's electric utility restructuring legislation, which took effect in September 1997. The Company began seeking proposals from prospective bidders to purchase its generation and generation-related assets in early 1998 and as part of the auction process, received final bids from various bidders in August 1998.
     The electric utility restructuring law requires all of Maine's investor-owned electric utilities to divest all of their non-nuclear generation assets and generation-related business before March 1, 2000. The law was enacted to foster competition in an open market in which retail consumers will choose among competitive energy providers of the electricity that flows through the wires. The management of the "wires" or transmission and distribution business will remain the regulated function of the existing utilities. For further information on the Company's plan to divest its generating assets, refer to the Company's Form 10-K for the year ended December 31, 1997 and Form 10-Q for the quarter ended June 30, 1998.
     Pursuant to the agreement, the Company has agreed to sell to PP&L Global (i) its Ellsworth, Howland, Milford, Medway, Orono, Stillwater and Veazie hydroelectric facilities, which are all situated along the Penobscot River Basin and Union River in Maine, (ii) the 50% ownership interest owned by Penobscot Hydro Co., Inc., a wholly owned subsidiary of the Company, in Bangor-Pacific Hydro Associates, which owns a 13 megawatt hydroelectric generating facility located in Enfield and Howland, Maine, (iii) the Company's 8.33% joint ownership interest in the William F. Wyman Unit No. 4 oil-fired steam plant located in Yarmouth, Maine, (iv) the Company's designs, applications and other rights with respect to the potential development of the Basin Mills hydroelectric project, to be located in Bradley and Orono, Maine, (v) the Company's designs, applications and other rights with respect to the potential development of a high-voltage transmission line from Orrington, Maine, to New Brunswick, Canada, and (vi) certain of the Company's rights to transmission capacity, including its rights as a participant in the regional utilities' agreements with Hydro Quebec.
     The sale is subject to certain closing conditions as set forth in the agreement, including receipt of approvals by federal and state regulatory agencies, which the Company expects may take six to twelve months. In addition, third-party consents to the sale of certain of the assets will be required, and the Company cannot predict whether or on what terms such consents can be obtained. The Company anticipates that most of the net after-tax proceeds from the sale will be used to retire outstanding debt. The Company expects that a portion of the sale value will be applied to reduce the Company's stranded costs for regulatory purposes, which should lower the amounts that would otherwise be collected in the future from customers.


(10)  SALE OF PROPERTY AT GRAHAM STATION:
      ----------------------------------
     Also in September 1998, the Company sold certain property and equipment at its Graham Station in Veazie, Maine, to Casco Bay Energy for $6.2 million. The property is to be utilized by Casco Bay Energy, which plans to construct a $221 million gas-fired power plant that will produce 520 megawatts of electricity. The plant will be powered by the proposed Maritimes & Northeast gas transmission line and regional transmission system. The Company realized a net gain from the sale of $4.6 million, which has been deferred (reflected as a component of Other Deferred Charges on the Consolidated Balance Sheet at September 30, 1998) to be utilized as a future reduction to the Company's recoverable stranded costs. In connection with the sale, the $6.2 million in proceeds were deposited with a third party trustee, as a requirement under the Company's bond indenture. It is expected that the $6.2 million will be utilized to repay a portion of the Company's medium term notes. Also in connection with the sale, the Company deposited $400,000 with a third party trustee to be utilized for future environmental remediation at the site.

(11)  NEW ACCOUNTING STANDARDS:
      ------------------------
     In June 1997 the FASB issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. There was no impact in adopting FAS 130 on the Company's consolidated financial statements for the quarter and six months ended September 30, 1998.
     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), and is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The affects of the adoption of FAS 133 on the Company's financial statements are currently not known. The Company believes that its fuel swap agreements would continue to qualify for hedge accounting treatment under FASB 133.

(12)  RECLASSIFICATIONS -
      -----------------
     Certain 1997 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended September 30, 1998.




                        BANGOR HYDRO-ELECTRIC COMPANY




               FORM 10-Q FOR PERIOD ENDING SEPTEMBER 30, 1998




                                   PART II






ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------


     EXHIBITS: None.
     --------



     REPORTS ON FORM 8-K
      -------------------

     Two Current Reports on Form 8-K, dated July 1, 1998 and October 6, 1998, were filed in the third quarter of 1998 regarding restructuring of power purchase contract, Amended and Restated Revolving Credit and Term Loan Agreement (8-K dated July 1, 1998) and the Agreement of Sale of Company s Generating Assets (8-K dated October 6, 1998).







                        BANGOR HYDRO-ELECTRIC COMPANY

                FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1998




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




                                            BANGOR HYDRO-ELECTRIC COMPANY
                                                   (Registrant)



                                              /s/ Frederick S. Samp
                                              ---------------------
Dated: November 12, 1998
                                                 Frederick S. Samp
                                            Vice President - Finance & Law
                                                (Chief Financial Officer)