Form 10-Q
period 1999-03-31
BANGOR HYDRO ELECTRIC CO
filed 1999-05-13
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended MARCH 31, 1999           Commission File No. 0-505
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


        Outstanding Common Stock, $5 Par Value - 7,363,424 Shares
                               March 31, 1999

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

                                  FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1999

                       PART I - FINANCIAL INFORMATION

                                                           PAGE

Cover Page                                                   1

Index                                                        2

Consolidated Statements of Income                            3

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                         4

Consolidated Balance Sheets - March 31, 1999 and
  December 31, 1998                                         15

Consolidated Statements of Capitalization                   17

Consolidated Statements of Cash Flows                       18

Consolidated Statements of Common Stock Investment          19

Notes to the Consolidated Financial Statements              20

PART II - OTHER INFORMATION                                 26

Item 6 - Exhibits and Reports on Form 8-K                   27

Signature Page                                              28








                   BANGOR HYDRO-ELECTRIC COMPANY
                 CONSOLIDATED STATEMENTS OF INCOME
               000's Omitted Except Per Share Amounts
                            (UNAUDITED)
                                                          Three Months Ended
                                                            Mar. 31,          Mar. 31,
                                                              1999              1998
                                                          -----------       -----------
ELECTRIC OPERATING REVENUES                               $    50,222       $    49,100
                                                          -----------       -----------
OPERATING EXPENSES:
    Fuel for generation and purchased power               $    18,515       $    21,359
    Other operation and maintenance                             9,593             8,310
    Depreciation and amortization                               2,520             2,614
    Amortization of Seabrook Nuclear Unit                         425               425
    Amortization of contract buyouts
       and restructuring                                        5,200             5,091
    Taxes -
       Property and payroll                                     1,633             1,535
       State income                                               494               228
       Federal income                                           1,956             1,128
                                                          -----------       -----------
                                                          $    40,336       $    40,690
                                                          -----------       -----------
OPERATING INCOME                                          $     9,886       $     8,410
                                                          -----------       -----------
OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                                $       143       $        69
    Other, net of applicable income taxes                         260               197
                                                          -----------       -----------
                                                          $       403       $       266
                                                          -----------       -----------
INCOME BEFORE INTEREST EXPENSE                            $    10,289       $     8,676
                                                          -----------       -----------
INTEREST EXPENSE:
    Long-term debt                                        $     5,753       $     5,475
    Other                                                         528               922
    Allowance for borrowed funds used
       during construction                                       (204)             (129)
                                                          -----------       -----------
                                                          $     6,077       $     6,268
                                                          -----------       -----------
NET INCOME                                                $     4,212       $     2,408
DIVIDENDS ON PREFERRED STOCK                                      279               312
                                                          -----------       -----------
EARNINGS APPLICABLE TO COMMON STOCK                       $     3,933       $     2,096
                                                          ===========       ===========
WEIGHTED AVERAGE NUMBER OF SHARES                               7,363             7,363
                                                          ===========       ===========
EARNINGS PER COMMON SHARE,
    Basic                                                 $       .53       $      0.28
    Diluted                                               $       .47       $      0.28
                                                          ===========       ===========
DIVIDENDS DECLARED PER COMMON SHARE                       $       -         $       -
                                                          ===========       ===========

See notes to the consolidated financial statements.

                    BANGOR HYDRO-ELECTRIC COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION

Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in Bangor Hydro-Electric Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 1998 (1998 Form 10-K) should be read in conjunction with the comments below.

EARNINGS
The quarter ended March 31, 1999 resulted in basic earnings per common share of $.53, as compared to $.28 per common share for the quarter ended March 31, 1998. The improvement in first quarter earnings is attributable largely to the February 13, 1998 rate increase authorized by the Maine Public Utilities Commission (MPUC) designed to increase annual revenues by approximately $13.2 million. That amount included the $5.1 million authorized in a temporary rate increase that became effective on July 1, 1997. Earnings were also positively impacted in the first quarter of 1999 by an increase in kilowatt hour (KWH) sales and a one-time benefit of $802,000 due to the settlement, by the New England Power Pool (NEPOOL), of a contract dispute with Hydro-Quebec (HQ).


IMPORTANT CURRENT ACTIVITIES-
ALTERNATIVE RATE PLAN (ARP) FILING - Because of a number of interrelated regulatory issues, the Company's proposed ARP rate increase of 2%, expected to become effective May 1, 1999, did not take effect. The Company expects these regulatory issues to be resolved by the end of 1999. For a more complete discussion of the proposed ARP increase, see the 1998 Form 10-K.

REVENUES
Electric operating revenue increased by $1.1 million, or 2.3% in the first quarter of 1999 due principally to the impact of the 5.83% rate increase which became effective February 13, 1998 and an overall 3.4% increase in KWH sales (excluding off-system sales) in the 1999 quarter. The increase in KWH sales in the first quarter of 1999 was affected by service interruption during the ice storm in January 1998, as well as slightly colder weather in the 1999 quarter as compared to 1998. The increased revenues were offset slightly by a $545,000 reduction in revenue sharing from the Company's largest industrial customer (See the 1998 Form 10-K for further discussion of this revenue sharing arrangement).

EXPENSES

Fuel for generation and purchased power expense decreased $2.8 million or 13.3% in the first quarter of 1999 as compared to 1998. The decreased expense was a result of several factors. The previously discussed settlement of the dispute with HQ resulted in a $747,000 reduction in expense in the first quarter of 1999. The Company recorded a benefit of $529,000 in the 1999 quarter related to savings realized from the restructuring of the Penobscot Energy Recovery Company (PERC) purchased power contract in June 1998 (See the 1998 Form 10-K for a complete discussion of this transaction). Also there was a $2 million reduction in oil-related and other purchased power costs. A significant portion of the Company's power contracts are directly tied to the price of residual oil, which was 17% lower in the first quarter of 1999 as compared to 1998. Purchased power expenses were also reduced in the 1999 quarter by an increase in power generation by the Company's hydroelectric facilities.

Settlement payments associated with the Company's fuel risk management program increased by approximately $360,000 in first quarter of 1999 compared to the 1998 quarter. This was largely the result of the 17% reduction in the spot price of residual oil in the 1999 quarter. The Company continued its hedge program in late 1998 and increased its hedge volume by 30% as a result of replacing a fixed price power contract with a residual oil indexed contract. The net outcome was a 12% reduction in the effective price the Company agreed to pay in the 1999 quarter compared to the 1998 quarter. The increase in settlement payments were largely offset by the reduction in purchased power expenses. See the 1998 Form 10-K for a more complete discussion of the Company's fuel risk management program.

Other operation and maintenance (O&M) expense increased by  $1.3 million in the first quarter of 1999 as compared to 1998. Increasing other O&M expense in the 1999 quarter was a $363,000 increase in postretirement and active medical costs; advertising expenses with the Company's third party advertising agency increased by $120,000 in the 1999 quarter; and the Company incurred increased non-labor expenditures in the first quarter of 1999 related to electric utility industry restructuring activities, costs associated with assessment and testing of systems for year 2000 (Y2K) compliance, an upgrade to the Company's customer information system, and various legal and consulting services.

O&M payroll expense decreased by $167,000 due principally to service restoration costs associated with the January 1998 ice storm. The Company was ordered by the MPUC to defer incremental non-capital costs related to the ice storm, but the non-incremental labor costs were charged principally to other O&M in the first quarter of 1998. Principally as a result of the ice storm, there was significantly less payroll charged to the Company's capital program in the first quarter of 1998. Offsetting the decreased O&M payroll to some extent was a 2.6% union wage increase effective January 1, 1999 and higher employee levels in 1999.

Depreciation and amortization expense decreased $94,000 in the first quarter of 1999 as compared to the 1998 quarter. Effective February 13, 1998, in connection with the Company's last rate order, the Company began amortizing its $3.6 million overaccumulated depreciation reserve over a 24 month period ($450,000 amortization in the first quarter of 1999 as compared to $225,000 in the 1998 quarter), thus causing a reduction in depreciation expense. This decrease was offset somewhat by the impact of anticipated 1999 property additions.

The $109,000 increase in amortization of contract buyouts and restructuring in the 1999 quarter was also due principally to the June 1998 restructuring of the PERC purchased power contract. In the first quarter of 1999 the Company recorded $250,000 of amortization related to deferred PERC contract restructuring costs. This was offset to some extent by the February 1998 rate order, whereby the MPUC required the Company to reduce the amortization of the deferred regulatory asset associated with the 1993 buyout of one of its high-priced non-utility generator contracts by an annualized amount of approximately $1.1 million, effective February 13, 1998. The amortization of this regulatory asset amounted to $690,000 in the first quarter of 1999 as compared to $831,000 in the 1998 quarter.

The increase in property and other taxes in the first quarter of 1998 was due principally to greater property taxes, which were primarily a result of electric plant additions.

The increase in income taxes was principally a function of greater earnings in the first quarter of 1999 as compared to the 1998 quarter. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.

The increase in other income in the 1999 quarter was due primarily to $54,000 in interest income received attributable to the previously discussed HQ settlement and a reduction in start-up costs associated with non-core business ventures by the Company, offset by higher non-operating income taxes.

Allowance for funds used during construction increased in 1999 relative to 1998 due mainly to higher levels of construction work in progress in the 1999 quarter, as well as an increase in carrying costs recorded on deferred incremental Maine Yankee and ice storm costs in the first quarter of 1999 as compared to the 1998 quarter.

Long-term debt interest expense increased $278,000 in the first quarter of 1999 as compared to 1998 due to the issuance of $24.8 million of medium term notes on March 31, 1998 and the $45 million term loan issued in June 1998. The increase was also affected by $144,000 of carrying costs recorded on the $4.4 deferred gain on sale of Graham Station property (See the 1998 Form 10-K for a complete discussion of the property sale). These increases were offset to some extent by a total of $1.8 in principal payments on the Company's 12.25% first mortgage bonds in July 1998 and January 1999; a $12.3 million principal payment in June 1998 on the Finance Authority of Maine Revenue Notes; the $2.5 million final maturity of the 6.75% first mortgage bonds in March 1998; monthly principal payments from June 1998 through March 1999 amounting to $4.1 million on the $24.8 million medium term notes; a $6.2 million principal repayment on the $45 million medium term notes in January 1999; and principal payments of $4 million and $30 million in March and June, 1998, respectively, on the Company's old medium term notes.

Other interest expense decreased due principally to a $23 million reduction in weighted average short-term borrowings outstanding in the 1999 quarter as compared to 1998, as well as a decrease in average short-term interest rates in 1999. These decreases were offset to some extent by a $139,000 increase in the amortization of debt issuance costs in the first quarter of 1999, as a result of the previously discussed medium term note issuances in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events in the first quarters of 1999 and 1998 as they affect the Company's liquidity. Net increase in cash from operating activities was $22.5 million in 1999 as
compared to $7.8 million in the 1998 quarter.   Positively impacting cash
flows from operating activities in the 1999 quarter as compared to the 1998 quarter was the beneficial impact of the 5.83% rate increase effective February 13, 1998, the $6.2 million in proceeds from the Graham Station property sale which were released by the trustee in January 1999 (see 1998 Form 10-K), a $1.75 million payment received in the 1999 quarter related to a terminated purchased power contract (See 1998 Form 10-K), $3.9 million in incremental costs incurred in the first quarter of 1998 in connection with the January 1998 ice storm. In addition, in the first quarter of 1998 cash flows were reduced by the effect of a large customer, who prepaid its electric usage for a one-year period in the third quarter of 1997.

Construction expenditures were $1.5 million greater in the 1999 quarter due principally to increased construction activity on the transmission and distribution system in 1999.

The reduction in preferred dividends paid resulted principally from a $1.5 million sinking fund payment made on the Company's 8.76% mandatory redeemable preferred stock in December 1998.

The increase in payments on long-term debt is due to the previously discussed principal payment activity. The Company utilized the $6.2 million in property sale proceeds released by the trustee in January 1999 to repay principal in connection with the $45 million medium term notes.

The reduction in short-term borrowings in the 1999 quarter is a result of improved cash flows from operating activities and the $1.75 million payment received related to the terminated purchased power contract. Borrowings under the Company's revolving credit facility were significantly reduced in the 1998 quarter due to the utilization of proceeds from the $24.8 million medium term notes to pay down short-term debt.

For additional discussion of liquidity and capital resources, see the Company's 1998 Form 10-K.

Y2K UPDATE

The Company has identified all of its information technology systems and continues its assessment and testing of its Y2K compliance. The Company has established a structured approach which inventories and prioritizes its electrical systems, client server and network applications, desktop and personal computer systems, telecommunications equipment and facilities. The Company's goal remains that most, if not all, computer programs and embedded chips that support its mission critical operations will be compliant by mid-year 1999.

The Company has also identified the third parties with which it has a material relationship in order to establish their Y2K status in a timely fashion, and is continuing to do so.

The Company is working to mitigate the risk of electrical system failures by participation on the Independent System Operator (ISO) subcommittees and in the NEPOOL/ISO New England Year 2000 Joint Oversight Committee which has been given responsibility for operational reliability of the NEPOOL Control Area. This group is progressing and expects to achieve its goal of ensuring the NEPOOL Control Area is Y2K compliant by July 1, 1999. In addition, the Company is continuing to participate in and complying with North American Electric Reliability Council (NERC) Y2K reporting and guidelines.

The Company has also begun comprehensive contingency planning for its own operations and continues to monitor the integrated contingency planning efforts of NERC and the Northeast Power Coordinating Council.

The estimated cost to conduct testing, develop or modify contingency plans, and replace non-compliant technologies is approximately $2 million. Approximately $850,000 of these estimated costs are expected to be capitalized, instead of being charged to expense, since the costs relate principally to investments in new equipment and technologies and not the modification of existing systems. During the first quarter of 1999, approximately $300,000 was expended in connection with Y2K activities, of which $100,000 was capitalized and $200,000 charged to expense. Through March 31, 1999, on a cumulative basis, $706,000 has been expended, of which $418,000 has been capitalized and $288,000 charged to expense. Time and cost estimates are based on currently available information and could be affected by the ability to correct all relevant computer codes and equipment, and the Y2K readiness of the Company's business partners, among other factors.

There is no certainty as to whether the Company will be able to solve its potential Y2K issues. Consequently, the Company is in the process of identifying and verifying realistic failure scenarios which will require contingency plans. While its analysis has not been completed, the Company anticipates establishing a prioritized list of potential failures with a formal contingency plan for each one deemed critical to its ongoing operations during 1999.

Based on information reviewed to date, the Company believes its plans of action are adequate for Y2K compliance of its critical systems and to reduce the risk of external impacts to its operations. Nevertheless, achieving Y2K compliance is subject to the risks and uncertainties described above and adverse effects, should they occur, could be material despite the Company's efforts to prevent or mitigate them.

OTHER

Management's discussion and analysis of results of operations and financial condition contains items that are "forward-looking" as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Factors that might cause such differences include, but are not limited to, future economic conditions, relationships with lenders, earnings retention and dividend payout policies, electric utility restructuring, developments in the legislative, regulatory and competitive environments in which the Company operates, the Y2K issue, and other circumstances that could affect revenues and costs.





          BANGOR HYDRO-ELECTRIC COMPANY
           CONSOLIDATED BALANCE SHEETS
                  000's Omitted
                   (Unaudited)
                                                        Mar. 31,      Dec. 31,
                      ASSETS                             1999           1998
                                                       --------       --------
INVESTMENT IN UTILITY PLANT:
    Electric plant in service,at original cost     $      353,766 $      352,975
    Less - Accumulated depreciation and
      amortization                                        104,043        101,633
                                                         --------       --------
                                                   $      249,723 $      251,342

    Construction work in progress                          19,223         13,930
                                                         --------       --------
                                                   $      268,946 $      265,272
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company           $        5,545 $        5,439
       Maine Electric Power Company, Inc.                     452            439
                                                         --------       --------
                                                   $      274,943 $      271,150
                                                         --------       --------
OTHER INVESTMENTS, principally at cost             $        6,186 $        5,882
                                                         --------       --------
FUNDS HELD BY TRUSTEE, at cost                     $       23,973 $       29,868
                                                         --------       --------
CURRENT ASSETS:
    Cash and cash equivalents                      $        2,863 $        2,946
    Accounts receivable, net of reserve                    21,690         17,558
    Unbilled revenue receivable                            10,127         12,086
    Inventories, at average cost:
       Material and supplies                                2,516          2,909
       Fuel oil                                               236             16
    Prepaid expenses                                          325          1,129
                                                         --------       --------
       Total current assets                        $       37,757 $       36,644
                                                         --------       --------
DEFERRED CHARGES:
    Investment in Seabrook Nuclear Project,
       net of accumulated amortization of
       $30,598 in 1999 and $30,173 in 1998         $       28,244 $       28,669
    Costs to terminate/restructure power
       contracts, net of accumulated amortiz-
       ation of $85,259 in 1999 and $80,059
       in 1998                                            130,176        136,979
    Maine Yankee decommissioning costs                     48,912         50,055
    Deferred regulatory assets                             32,972         32,996
    Demand-side management costs                              596            779
    Other                                                  12,676         12,666
                                                         --------       --------
      Total deferred charges                       $      253,576 $      262,144
                                                         --------       --------
         Total assets                              $      596,435 $      605,688
                                                         ========       ========

See notes to the consolidated financial statements.

          BANGOR HYDRO-ELECTRIC COMPANY
           CONSOLIDATED BALANCE SHEETS
                  000's Omitted
                   (Unaudited)
                                                        Mar. 31,      Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES             1999           1998
                                                       --------       --------
CAPITALIZATION:
    Common stock investment                        $      122,797 $      118,864
    Preferred stock                                         4,734          4,734
    Preferred stock subject to mandatory
      redemption, exclusive of current
      sinking fund requirements                             7,619          7,604
    Long-term debt, net of current portion                254,622        263,028
                                                         --------       --------
         Total capitalization                      $      389,772 $      394,230
                                                         --------       --------
CURRENT LIABILITIES:
    Notes payable - banks                          $        4,000 $       12,000
                                                         --------       --------

    Other current liabilities -
      Current portion of long-term debt
        and sinking fund requirements on
        preferred stock                            $       27,347 $       27,109
      Accounts payable                                     13,660         13,896
      Dividends payable                                       263            295
      Accrued interest                                      4,430          3,474
      Customers' deposits                                     335            329
      Current income taxes payable                            386             86
                                                         --------       --------
         Total other current liabilities           $       46,421 $       45,189
                                                         --------       --------
         Total current liabilities                 $       50,421 $       57,189
                                                         --------       --------

DEFERRED CREDITS AND RESERVES:
    Deferred income taxes - Seabrook               $       14,659 $       14,880
    Other accumulated deferred income taxes                66,315         63,775
    Maine Yankee decommissioning liability                 48,912         50,055
    Deferred regulatory liability                           9,580          9,618
    Unamortized investment tax credits                      1,669          1,721
    Accrued pension and postretirement
      benefit costs                                         8,190          7,770
    Other                                                   6,917          6,450
                                                         --------       --------
      Total deferred credits and reserves          $      156,242 $      154,269
                                                         --------       --------
        Total Stockholders' Investment and
          Liabilities                              $      596,435 $      605,688
                                                        =========      =========

See notes to the consolidated financial statements.



                       BANGOR HYDRO-ELECTRIC COMPANY
                 CONSOLIDATED STATEMENTS OF CAPITALIZATION
                               000's Omitted
                                (Unaudited)
                                                                                Mar. 31,       Dec. 31,
                                                                                  1999           1998
                                                                              ---------      ---------
COMMON STOCK INVESTMENT
    Common stock, par value $5 per share-                                   $    36,817    $    36,817
       Authorized -- 10,000,000 shares
       Outstanding -- 7,363,424 shares in 1999 and 1998
    Amounts paid in excess of par value                                          59,054         59,054
    Retained earnings                                                            26,926         22,993
                                                                               ---------      ---------
            Total common stock investment                                   $   122,797    $   118,864
                                                                               ---------      ---------
PREFERRED STOCK-Non participating, cumulative-
    Par value $100 per share, authorized 600,000 shares
       Not redeemable or redeemable solely at the option of the issuer-
          7%,  Noncallable, 25,000 shares, authorized and outstanding       $     2,500    $     2,500
          4.25%, Callable at $100, 4,840 shares, authorized and outstanding         484            484
          4%, Series A, Callable at $110, 17,500 shares, authorized
              and outstanding                                                     1,750          1,750
                                                                               ---------      ---------
                                                                            $     4,734    $     4,734
                                                                               ---------      ---------
       8.76%, Subject to mandatory redemption requirements-
          Callable at 103.13% if called on or prior to December 27, 1999,
             150,000 shares authorized and 90,000 shares outstanding
             in 1999 and 1998                                               $     9,213    $     9,198
                Less: Sinking fund requirements                                   1,594          1,594
                                                                               ---------      ---------
                                                                            $     7,619    $     7,604
                                                                               ---------      ---------
LONG-TERM DEBT
   First Mortgage Bonds-
        10.25%  Series due 2019                                             $    15,000         15,000
        10.25%  Series due 2020                                                  30,000         30,000
         8.98%  Series due 2022                                                  20,000         20,000
         7.38%  Series due 2002                                                  20,000         20,000
         7.30%  Series due 2003                                                  15,000         15,000
        12.25%  Series due 2001                                                   2,930          3,743
                                                                               ---------      ---------
                                                                            $   102,930    $   103,743
          Less: Sinking fund requirements                                         1,778          1,675
                                                                               ---------      ---------
             Total first mortgage bonds                                     $   101,152    $   102,068
                                                                               ---------      ---------
   Variable rate demand pollution control revenue bonds
         Series 1983 due 2009                                               $     4,200    $     4,200
                                                                               ---------      ---------
   Other Long-Term Debt-
        Finance Authority of Maine - Taxable Electric Rate
          Stabilization Revenue Notes, 7.03% Series 1995A, due 2005         $   113,700    $   113,700
        Medium Term Notes, Variable interest rate- LIBO Rate plus 1.125%,
          due 2002                                                               20,745         21,900
        Medium Term Notes, Variable interest rate- LIBO Rate plus 2%,
          due 2000                                                               38,800         45,000
                                                                               ---------      ---------
                                                                            $   173,245    $   180,600

          Less:  Current portion of long-term debt                               23,975         23,840
                                                                               ---------      ---------
                                                                            $   149,270    $   156,760
                                                                               ---------      ---------
             Total long-term debt                                           $   254,622    $   263,028
                                                                               ---------      ---------
     Total Capitalization                                                   $   389,772    $   394,230
                                                                               =========      =========
See notes to the consolidated financial statements.





                     BANGOR HYDRO-ELECTRIC COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             000's Omitted
                              (Unaudited)
                                                                          Three Months Ended
                                                                            Mar. 31,        Mar. 31,
                                                                              1999            1998
                                                                          ---------       ---------
Cash Flows From Operating Activities:
  Net income                                                            $    4,212       $   2,408
    Adjustments to reconcile net income to net cash
      from operating activities:
        Depreciation and amortization                                        2,520           2,614
        Amortization of Seabrook Nuclear Project                               425             425
        Amortization of contract buyouts and restructuring                   5,200           5,091
        Other amortizations                                                    530             445
        Allowance for equity funds used during construction                   (143)            (69)
        Deferred income tax provision and investment tax credits             2,333           1,505
    Changes in assets and liabilities:
        Payment received related to terminated purchased power contract      1,750               -
        Costs to restructure purchased power contract                         (349)              -
        Deferred incremental ice storm costs                                     -          (3,942)
        Deferred incremental Maine Yankee costs                                384            (822)
        Deferred Maine Yankee refueling costs                                    -             286
        Release of Graham Station property sale proceeds by trustee          6,200               -
        Accounts receivable, net and unbilled revenue                       (2,173)            554
        Accounts payable                                                      (236)           (419)
        Accrued interest                                                       956           1,157
        Current and deferred income taxes                                      202             (16)
        Accrued postretirement benefit costs                                   396             175
        Deferred revenue                                                         -            (731)
        Other current assets and liabilities, net                              983            (331)
        Other, net                                                            (667)           (527)
                                                                          ---------       ---------
Net Increase in Cash From Operating Activities:                         $   22,523       $   7,803
                                                                          ---------       ---------
Cash Flows From Investing Activities:
  Construction expenditures                                             $   (5,938)      $  (4,426)
  Allowance for borrowed funds used during construction                       (204)           (129)
                                                                          ---------       ---------
Net Decrease in Cash From Investing Activities                          $   (6,142)      $  (4,555)
                                                                          ---------       ---------
Cash Flows From Financing Activities:
  Dividends on preferred stock                                          $     (296)      $    (327)
  Payments on long-term debt                                                (8,168)         (7,513)
  Proceeds from issuance of long-term debt, net of
      capital reserve fund requirements                                          -          23,300
  Short-term debt, net                                                      (8,000)        (18,000)
                                                                          ---------       ---------
Net Decrease in Cash From Financing Activities                          $  (16,464)      $  (2,540)
                                                                          ---------       ---------
Net Increase (Decrease) in Cash and Cash Equivalents                    $      (83)      $     708
Cash and Cash Equivalents at Beginning of Period                             2,946             937
                                                                          ---------       ---------
Cash and Cash Equivalents at End of Period                              $    2,863       $   1,645
                                                                          =========       =========
Cash Paid During the Three Months For:
     Interest (Net of Amount Capitalized)                               $    4,674       $   4,876
     Income Taxes                                                                -              11
                                                                          =========       =========
See notes to consolidated financial statements.


                        BANGOR HYDRO-ELECTRIC COMPANY
            CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT
                                 000's Omitted
                                  (Unaudited)



                                                        Amounts                        Total
                                                        Paid in                       Common
                                           Common      Excess of      Retained         Stock
                                           Stock       Par Value      Earnings      Investment

BALANCE DECEMBER 31, 1997               $ 36,817      $ 56,969      $ 12,772       $106,558
Net income                                     -             -         2,408          2,408
Cash dividends declared on-
  Preferred stock                              -             -          (296)          (296)
Other                                          -             -           (15)           (15)
                                       ----------    ----------    -----------    -----------
BALANCE MARCH 31, 1998                  $ 36,817      $ 56,969      $ 14,869       $108,655
                                       ==========    ==========    ===========    ===========
BALANCE DECEMBER 31, 1998               $ 36,817      $ 59,054      $ 22,993       $118,864
Net income                                     -             -         4,212          4,212
Cash dividends declared on-
  Preferred stock                              -             -          (264)          (264)
Other                                          -             -           (15)           (15)
                                       ----------    ----------    -----------    -----------
BALANCE MARCH 31, 1999                  $ 36,817      $ 59,054      $ 26,926       $122,797
                                       ==========    ==========    ===========    ===========

See notes to the consolidated financial statements.







                 BANGOR HYDRO-ELECTRIC COMPANY
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1999
                        -------------
                         (Unaudited)


(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company (the Company), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. The year end condensed balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, footnotes and all other information included in the 1998 Form 10-K.

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the periods ended March 31, 1999 and 1998.

The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 1998 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.

(2)  INCOME TAXES:

The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the federal income tax provision:
     	                                  Three Months Ended March 31,
          	                                  1999           1998
                                            Amount   %      Amount   %
                                              (Dollars in Thousands)
Federal income tax provision
     at statutory rate                     $2,395  35     $1,369   34
(Less) Plus permanent reductions
     in tax expense resulting
     from statutory exclusions
     from taxable income                      (47)  -         24    1
                                            ------ ---      -----  ---
Federal income tax provision before
	     effect of temporary differences
     and investment	tax credits             $2,348  35     $1,393   35
(Less) temporary differences that
     are flowed through for rate-
     making and accounting purposes           (198) (3)       (97)  (2)
(Less) utilization and amortization
     of investment tax credits                 (52) (1)       (53)  (1)
                                             ------ ---      -----  ---
Federal income tax provision                 $2,098  31     $1,243   32
                                             ====== ===      =====  ===


(3)  INVESTMENT IN JOINTLY OWNED FACILITIES:

Condensed financial information for Maine Yankee Atomic Power Company (Maine Yankee), Maine Electric Power Company, Inc. (MEPCO), Bangor-Pacific Hydro Associates (BPHA), Chester SVC Partnership (Chester) and Bangor Gas Company, LLC (Bangor Gas) is as follows:


                                   MAINE YANKEE          MEPCO
                                     (Dollars in Thousands)
                                             Unaudited)
                                  Operations for Three Months Ended
                               -------------------------------------
                               Mar. 31,  Mar. 31,   Mar. 31,  Mar. 31,
                                 1999      1998       1999      1998
OPERATIONS:                    --------  --------   --------  --------
  As reported by investee-
   Operating revenues          $ 15,683  $ 37,603   $    744  $    701
                               ========  ========   ========  ========
  Earnings applicable to
    common stock               $  1,253  $  2,075   $  2,888  $    222
                               ========  ========   ========  ========
 Company's reported equity-
   Equity in net income        $     88  $    145   $    410  $     32
    Add(Deduct)-Effect of
    adjusting Company's
    estimate to actual              169         7       (390)      (20)
                               --------  --------   --------  --------
  Amounts reported by Company  $    257  $    152   $     20  $     12
                               ========  ========   ========  ========

                                 MAINE YANKEE            MEPCO
                                      (Dollars in Thousands)
                                          (Unaudited)
                                      Financial Position at
                            ---------------------------------------
                             Mar. 31,  Dec. 31,   Mar. 31,  Dec. 31,
                              1999       1998       1999       1998
FINANCIAL POSITION:         --------- ---------  ---------  --------
As reported by investee-
  Total assets             $1,175,126 $1,183,298  $  9,464  $  5,515
  Less-
   Preferred stock             16,200     16,800         -         -
   Long-term debt              62,000     68,433       170       220
   Other liabilities and
     deferred credits       1,018,358  1,018,575     3,214     2,079
                           ----------  ---------  --------  --------
  Net assets               $   78,568 $   79,490  $  6,080  $  3,216
                           ========== ==========  ========  ========
Company's reported equity-
  Equity in net assets     $    5,500 $    5,564  $    863  $    457
   Add(Deduct)- Effect
   of adjusting Company's
   estimate to actual              45       (125)     (411)      (18)
                           ---------- ----------  --------  --------
Amounts reported by Co.    $    5,545 $    5,439  $    452  $    439
                           ========== ==========  ========  ========





                                    BPHA                  Chester
                             -------------------    ------------------
                                     (Dollars in Thousands)
                                           (Unaudited)
                                 Operations for Three Months Ended
                            ------------------------------------------
                              Mar. 31,   Mar. 31,   Mar. 31,  Mar. 31,
                               1999       1998       1999      1998
                             ---------  ---------  --------- ---------
OPERATIONS:
As reported by investee-
 Operating revenues           $ 2,035    $ 1,847    $ 1,089   $ 1,076
                              =======    =======    =======   =======
 Net Income                   $   885    $   646    $     -   $     -
                              =======    =======    =======   =======
Company's reported equity
 in net income                $   443    $   323    $     -   $     -
                              =======    =======    =======   =======


                                      Financial Position at
                              Mar. 31,  Dec. 31,   Mar. 31,  Dec. 31,
                               1999       1998      1999       1998
                             ---------  --------  ---------  --------
FINANCIAL POSITION:
As reported by investee-
  Total assets               $ 38,225   $38,324   $ 25,979   $26,478
  Less-
   Long-term debt              25,750    26,300     24,359    24,654
   Other liabilities            2,483     2,517      1,620     1,824
                              -------   -------   --------   -------
  Net assets                 $  9,992   $ 9,507   $      -   $     -
                              =======   =======   ========   =======
Company's reported equity
  in net assets              $  4,996   $ 4,754   $      -   $     -
                              =======   =======   ========   =======

At March 31, 1999, and December 31, 1998, the Company's wholly owned subsidiary, Penobscot Natural Gas Company, had a $140,000 and $77,000 equity investment in Bangor Gas, respectively and recorded equity losses in Bangor Gas of approximately $37,000 and $15,000 for the quarters ended March 31, 1999 and 1998, respectively. At March 31, 1999 and December 31, 1998, Bangor Gas' total assets, principally construction work in progress, amounted to $3.0 million and $2.9 million, respectively.


(4)  EARNINGS PER SHARE:
The following table reconciles basic and diluted earnings per common share assuming all stock warrants were converted to common shares.

                    (Amounts in 000's, except per share data)
                                   For the Quarters
                                        Ended
                                 --------------------
                                  Mar. 31,   Mar. 31,
                                    1999       1998
                                  --------  ---------
Earnings
  applicable to
  common stock                   $  3,933   $  2,096
                                 --------   --------
Average common
  shares outstanding                7,363      7,363
Plus: incremental
  shares from assumed
  conversion                          940          -
                                 --------   --------
Average common shares
  outstanding plus
  assumed warrants
  converted                         8,303      7,363
                                 --------   --------
Basic earnings
  per common share               $    .53    $   .28
                                 ========    =======
Diluted earnings
  per common share               $    .47    $   .28
                                 ========    =======


(5)  RECLASSIFICATIONS -

Certain 1998 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended March 31, 1999.





                        BANGOR HYDRO-ELECTRIC COMPANY




                 FORM 10-Q FOR PERIOD ENDING MARCH 31, 1999




                                   PART II






ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------


     EXHIBITS:  None.
     --------



     REPORTS ON FORM 8-K:  None.
      -------------------






                        BANGOR HYDRO-ELECTRIC COMPANY

                  FORM 10-Q FOR PERIOD ENDED MARCH 31, 1999




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




                                    BANGOR HYDRO-ELECTRIC COMPANY
                                           (Registrant)




Dated: May 13, 1999                    /s/ Frederick S. Samp
                                    -------------------------
                                        Frederick S. Samp
                                   Vice President - Finance & Law
                                      (Chief Financial Officer)