Form 10-Q
period 1999-06-30
BANGOR HYDRO ELECTRIC CO
filed 1999-08-13
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended JUNE 30, 1999           Commission File No. 0-505
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


        Outstanding Common Stock, $5 Par Value - 7,363,424 Shares
                                June 30, 1999

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

                                  FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 1999

                       PART I - FINANCIAL INFORMATION

                                                           PAGE

Cover Page                                                   1

Index                                                        2

Consolidated Statements of Income                            3

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                         4

Consolidated Balance Sheets - June 30, 1999 and
  December 31, 1998                                         24

Consolidated Statements of Capitalization                   26

Consolidated Statements of Cash Flows                       27

Consolidated Statements of Common Stock Investment          28

Notes to the Consolidated Financial Statements              29

PART II - OTHER INFORMATION                                 39

Item 4 - Submission of Matters to a Vote of
         Security Holders                                   40

Item 6 - Exhibits and Reports on Form 8-K                   40

Signature Page                                              41



                        BANGOR HYDRO-ELECTRIC COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                   000's Omitted Except Per Share Amounts
                                (UNAUDITED)
                                                     Three Months Ended    Six Months Ended
                                                    June 30,   June 30,   June 30,   June 30,
                                                      1999       1998       1999       1998
                                                    --------   --------  ---------  ----------
ELECTRIC OPERATING REVENUES                       $ 47,299   $ 46,601   $ 97,521   $   95,701
                                                    --------   --------  ---------  ----------
OPERATING EXPENSES:
    Fuel for generation and purchased power       $ 18,837   $ 20,045   $ 37,352   $   41,404
    Other operation and maintenance                  8,636      8,318     18,229       16,628
    Depreciation and amortization                    2,346      2,440      4,866        5,054
    Amortization of Seabrook Nuclear Unit              425        425        850          850
    Amortization of contract buyouts
       and restructuring                             5,201      4,950     10,401       10,041
    Taxes -
       Property and payroll                          1,340      1,278      2,973        2,813
       State income                                    378        184        872          412
       Federal income                                1,634        955      3,590        2,083
                                                    --------   --------  ---------  ----------
                                                  $ 38,797   $ 38,595   $ 79,133   $   79,285
                                                    --------   --------  ---------  ----------
OPERATING INCOME                                  $  8,502   $  8,006   $ 18,388   $   16,416
                                                    --------   --------  ---------  ----------
OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                        $    158   $    109   $    301   $      178
    Other, net of applicable income taxes              521        272        781          469
                                                    --------   --------  ---------  ----------
                                                  $    679   $    381   $  1,082   $      647
                                                    --------   --------  ---------  ----------
INCOME BEFORE INTEREST EXPENSE                    $  9,181   $  8,387   $ 19,470   $   17,063
                                                    --------   --------  ---------  ----------
INTEREST EXPENSE:
    Long-term debt                                $  5,120   $  5,786   $ 10,873   $   11,261
    Other                                              336        507        864        1,429
    Allowance for borrowed funds used
       during construction                             273       (173)        69         (302)
                                                    --------   --------  ---------  ----------
                                                  $  5,729   $  6,120   $ 11,806   $   12,388
                                                    --------   --------  ---------  ----------
NET INCOME                                        $  3,452   $  2,267   $  7,664   $    4,675
DIVIDENDS ON PREFERRED STOCK                           278        311        557          623
                                                    --------   --------  ---------  ----------
EARNINGS APPLICABLE TO COMMON STOCK               $  3,174   $  1,956   $  7,107   $    4,052
                                                    ========   ========  =========  ==========
WEIGHTED AVERAGE NUMBER OF SHARES                    7,363      7,363      7,363        7,363
                                                    ========   ========  =========  ==========
EARNINGS PER COMMON SHARE,
    Basic                                         $      .43 $      .27 $      .97 $      .55
    Diluted                                              .38        .26        .86        .55
                                                    ========   ========  =========  ==========
DIVIDENDS DECLARED PER COMMON SHARE               $      .15 $      -   $      .15 $       -
                                                    ========   ========  =========  ==========

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

EARNINGS
The quarter ended June 30, 1999 resulted in basic earnings per common share of $.43, as compared to $.27 per common share for the quarter ended June 30, 1998. The improvement in second quarter 1999 earnings is attributable to an increase in KWH sales, a one-time benefit of $896,000 ($530,000 after taxes) related to the settlement of a dispute related to the New England Power Pool (NEPOOL) transmission rates and a 1.36% increase in rates related to the Company's alternative rate plan effective June 1, 1999 (A discussion of this rate increase is included below under "Important Current Activities").


IMPORTANT CURRENT ACTIVITIES-
SALE OF COMPANY'S GENERATING ASSETS - On May 27, 1999, the Company completed most of the transaction for the sale of its electric generating assets and certain transmission rights to PP&L Global. The purchase price for the assets transferred was $79 million.

The sale involved all but one of the Company's hydroelectric plants on the Penobscot, Piscataquis, and Union rivers and Bangor
Hydro's 8.33% ownership interest in the Wyman Unit #4 oil-fired plant in Yarmouth, Maine--a total base load capacity of 83 megawatts. The sale also involved a transfer by the Company of rights to transmit power over the Maine Electric Power Company (MEPCO) transmission facilities connecting NEPOOL to New Brunswick Canada; the Company's rights as a participant in the regional utilities' agreement with Hydro-Quebec pursuant to an agency agreement; and the Company's rights to develop a second high voltage transmission line that will connect NEPOOL to New Brunswick, Canada.

As discussed in the 1998 Form 10-K, the Company and other Maine utilities were required to sell their generation assets as a result of the comprehensive electric utility industry restructuring law adopted in Maine in 1997. The Company conducted an auction in 1998, which lead to the signing of a purchase and sale agreement with PP&L Global in late September 1998. The purchase and sale agreement also included the Company's 50% interest in the 13 megawatt West Enfield hydro station on the Penobscot River. In late July 1999, the Company received $10 million in proceeds from the transfer of the economic interest in that project.

The Company has utilized a portion of the net proceeds of the sale to reduce outstanding debt and expects to utilize most of the remaining net proceeds also for debt and preferred stock reduction.

The Company realized a net gain on the sale related to the transaction of approximately $19.2 million, and this amount has been recorded as a deferred liability at June 30, 1999 on the Consolidated Balance Sheets.
 The gain will be utilized to reduce electric rates effective March 1, 2000, with the introduction of retail competition. For a discussion of the restructuring of the electric utility industry in the State of Maine, please see the 1998 Form 10-K.

ALTERNATIVE RATE PLAN FILING - In May 1999, the Maine Public Utilities Commission (MPUC) approved a portion of the Company's February 1999 request for rate adjustment under the so-called Alternative Rate Plan (ARP). Pursuant to the MPUC Order, the Company implemented an increase in its standard tariff of about 1.36% effective June 1, 1999. An alternative rate plan is a method of utility regulation intended to replace the costly, controversial periodic rate increase proceedings of the past. Under such a plan, utilities are permitted to adjust rates annually based on a formula tied to inflation minus a "productivity factor". Adjustments for certain specified categories of costs that are unrelated to inflation are also permitted. The MPUC implemented this plan for the Company in 1998.

The 1999 increase was comprised entirely of the recovery of some of the specified categories of costs that are unrelated to inflation. This was made up mostly of the recovery of a portion (about $1.4 million, or about 25%) of the costs incurred to recover from the 1998 ice storm. The inflation component actually contributed to a reduction of the 1999 adjustment, because the productivity factor offset of 1.2% exceeded the inflation rate of .9%. The ARP will not be in effect with the implementation of new rates on March 1, 2000, and the Company is uncertain if any alternative rate plan will be adopted in the future.

Also in connection with the ARP Order, as a result of the sale of the Company's generation assets, the Company was required to defer all savings, for the period from the asset sale through February 29, 2000, associated with the sale of its generating assets and the simultaneous purchased power buyback agreement with PP&L Global. Any net savings for this period are to be flowed-back to customers effective with new rates on March 1, 2000. The Company filed its plan for measuring the net savings with the MPUC in June 1999, and the determination of the methodology for measuring the savings will be incorporated into the Company's current rate proceeding with the MPUC. The Company utilized this methodology to calculate a net expense, as compared to savings, for the month of June 1999 in the amount of approximately $1.2 million. This net expense has been recorded as an addition to the Company's electric operating revenues for the second quarter of 1999 and a reduction of the previously discussed deferred asset sale gain. The reason for the net expense in June 1999 is due to the Company incurring unusually high purchased power costs during the extremely hot weather in early June 1999, as a result of the Company no longer owning certain generation and transmission assets subsequent to the asset sale to PP&L Global. Since these high costs would not have occurred if the Company had not sold these assets, the Company has recorded the net expense for June 1999 as a reduction of the deferred asset sale gain.


RESUMPTION OF DIVIDEND ON COMMON STOCK - At a regularly scheduled Board of Directors meeting held on June 16, 1999, the Board of Directors of the Company declared a cash dividend on its common stock of $.15 per share, payable July 20, 1999 to shareholders of record on June 30, 1999. This was the first common stock dividend since the Company suspended common dividend payments in March 1997 due to financial difficulties triggered by problems at the Maine Yankee nuclear generating plant. The Company has a 7% ownership interest in Maine Yankee, which was permanently shut down later in 1997 and is now in the process of being decommissioned. Prior to suspending the common dividend in March 1997, The Company had been paying quarterly dividends on its common stock of $.18 per share.

REVENUES
Electric operating revenue increased by $698,000, or 1.5% in the second quarter of 1999 due principally to the impact of the previously discussed 1.36% rate increase on June 1, 1999, an overall 2.35% increase in KWH sales (excluding off-system sales, which are sales related to power pool and interconnection agreements and resales of purchased power) in the 1999 quarter, and the previously discussed deferred expense in June 1999 associated with the generation asset sale. KWH sales in the second quarter of 1999 were positively affected by the weather. The increased revenues were offset by a $735,000 reduction in off-system sales in the 1999 quarter and a $661,000 reduction in revenue sharing from the Company's largest industrial customer (See the 1998 Form 10-K for further discussion of this revenue sharing arrangement).

EXPENSES

Fuel for generation and purchased power expense decreased $1.2 million or 6% in the second quarter of 1999 as compared to 1998. The decreased expense was a result of several factors. The previously discussed settlement of the dispute with NEPOOL resulted in a $896,000 reduction in expense in the second quarter of 1999. The Company recorded a benefit of $963,000 in the 1999 quarter, as compared to $500,000 for the 1998 quarter, related to savings realized from the restructuring of the Penobscot Energy Recovery Company (PERC) purchased power contract in June 1998 (See the 1998 Form 10-K for a complete discussion of this transaction). Fuel and purchased power expense was also reduced in the 1999 quarter by an approximately $382,000 increase in equity earnings from the Company's investment in MEPCO, which was principally the result of a gain on sale of right-of-ways in connection with a natural gas transmission pipeline currently being constructed in Maine. The previously discussed $735,000 reduction in off-system sales also impacted the decrease in fuel and purchased power expense in the second quarter of 1999.

The costs of purchases from non-utility generators were lower in the second quarter of 1999 due mostly to lower production at PERC, resulting in an overall decrease in expense of about $.6 million from 1998. Purchased power expenses also increased by about $.5 million in the 1999 second quarter due to the May 27th sale of the Company's hydroelectric facilities and subsequent buyback contract with PP&L Global for the power from the plants. Replacement power costs for other entitlements in Wyman #4, Hydro-Quebec and MEPCO transmission were significant in June of 1999, largely causing a $1.5 million increase in oil-related and NEPOOL purchased power costs for the period. This was due to very unusual circumstances in NEPOOL, with record-breaking loads while many generators were still out of service on spring maintenance. Further, in preparation for utility restructuring, new market rules were implemented in NEPOOL on May 1, 1999 which sets prices for replacement purchases from the pool at open market levels related to supply and demand as opposed to marginal fuel costs, as was the case in the prior year. The result was on-peak power prices that were two to three times as great as would normally occur during June.

  Settlement payments associated with the Company's fuel risk management program increased by approximately $.5 million in the second quarter of 1999 compared to the 1998 quarter. The Company continued its hedge program in late 1998 and increased its hedge volume by 30% as a result of replacing a fixed price power contract with a residual oil indexed contract. Although the spot price of residual oil was largely unchanged in the 1999 quarter, fixed prices that the Company agreed to pay were lower, resulting in the savings. See the 1998 Form 10-K for a more complete discussion of the Company's fuel risk management program.

Other operation and maintenance (O&M) expense increased by  $318,000 in the second quarter of 1999 as compared to 1998. Increasing other O&M expense in the 1999 quarter was a $160,000 increase in postretirement and active medical costs; and the Company incurred approximately $384,000 of incremental non-labor expenditures in the second quarter of 1999 related to electric utility industry restructuring activities, costs associated with assessment and testing of systems for year 2000 (Y2K) compliance, and an upgrade to the Company's customer information system. These increases were offset to some extent by a $142,500 reduction in bad debt expense in the 1999 quarter, resulting from lower levels of write-offs, and a $146,000 reduction in amortization expense associated with deferred demand-side management (DSM) costs, which resulted from the end of the amortization of a portion of the deferred DSM costs in 1999.

O&M payroll expense increased by $161,000 due principally to the 2.6% union wage increase effective January 1, 1999, other various non-union wage increases, and higher employee levels in 1999. These increases were offset to some extent by a reduction of 18 employees in connection with the sale of the Company's hydro generation facilities at the end of May 1999 (See previous discussion).

Depreciation and amortization expense decreased $94,000 in the second quarter of 1999 as compared to the 1998 quarter due principally to the sale of the Company's generation assets in May 1999. This reduction was offset somewhat by the impact of anticipated 1999 property additions.

The $251,000 increase in amortization of contract buyouts and restructuring in the 1999 quarter was also due principally to the June 1998 restructuring of the PERC purchased power contract. In the second quarter of 1999 the Company recorded $250,000 of amortization related to deferred PERC contract restructuring costs. There was no amortization of the PERC contract restructuring costs in the 1998 quarter.

The increase in property and other taxes in the second quarter of 1999 was due principally to greater property taxes, which were primarily a result of electric plant additions, and higher payroll taxes, which resulted from the previously discussed increase in payroll expense in the 1999 quarter.

The increase in income taxes was principally a function of greater earnings in the second quarter of 1999 as compared to the 1998 quarter. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.

The increase in other income in the 1999 quarter was due primarily to interest income realized from invested generation asset sale proceeds and a reduction in start-up costs associated with non-core business ventures by the Company, offset by higher non-operating income taxes.

Allowance for funds used during construction (AFDC) decreased in 1999 relative to 1998 due principally to $483,000 in carrying costs being recorded on the previously discussed deferred asset sale gain and the deferred gain on sale of Graham Station property (See the 1998 Form 10-K for a complete discussion of this property sale). These carrying costs in the 1999 quarter include $144,000 previously recorded on the deferred gain on sale of Graham Station property, which were reclassified from long-term debt interest expense to AFDC in June 1999. The increase in AFDC was also impacted by higher levels of construction work in progress in the 1999 quarter, offset somewhat by reductions in carrying costs recorded on deferred incremental Maine Yankee and ice storm costs in the second quarter of 1999 as compared to the 1998 quarter. With the ARP rate increase on June 1, 1999, the Company ceased accruing carrying costs on these deferred costs.

Long-term debt interest expense decreased $666,000 in the second quarter of 1999 as compared to 1998 due principally to a total of $1.6 in principal payments on the Company's 12.25% first mortgage bonds in July 1998 and January 1999; a $12.3 million principal payment in June 1998 on the Finance Authority of Maine Revenue Notes; monthly principal payments from June 1998 through June 1999 amounting to $5.2 million on the $24.8 million medium term notes; principal repayments of $6.2 million and $38.8 million in January and June 1999, respectively, on the $45 million medium term notes; and a principal payment of $30 million in June, 1998, on the Company's old medium term notes. The $38.8 million repayment of the remaining outstanding medium term notes was accomplished through the utilization of the generation asset sale proceeds. The decrease was also affected by $144,000 of carrying costs reclassified to AFDC in the 1999 quarter. These increases were offset to some extent by the issuance of the $45 million term loan in June 1998.

Other interest expense decreased due principally to a $13.4 million reduction in weighted average short-term borrowings outstanding in the 1999 quarter as compared to 1998. The Company fully repaid the outstanding balance under its revolving credit line in April 1999, and no new borrowings have subsequently occurred. These decreases were offset to some extent by a $91,000 increase in the amortization of debt issuance costs in the second quarter of 1999, principally as a result of the previously discussed medium term note issuances in 1998.

SIX MONTHS OF 1999 AS COMPARED TO THE SIX MONTHS OF 1998 EARNINGS

Basic earnings per common share for the six months ended June 30, 1999 were $.97, as compared to $.55 per common share for the 1998 period.
The increased earnings were largely the result of the June 1, 1999 rate increase, and the one-time benefit related to the settlement of the NEPOOL dispute, both of which were previously discussed, as well as an increase in KWH sales in the 1999 period, a one-time benefit of $802,000 ($475,000 after taxes)due to the settlement, by NEPOOL, of a contract dispute with Hydro-Quebec (HQ), and the February 13, 1998 rate increase authorized by the MPUC designed to increase annual revenues by approximately $13.2 million. That amount included the $5.1 million authorized in a temporary rate increase that became effective on July 1, 1997.

REVENUES

Electric operating revenue increased by $1.8 million, or 1.9% in the first six months of 1999 due principally to the impact of the previously discussed rate increases on February 13, 1998 and on June 1, 1999, an overall 2.87% increase in KWH sales (excluding off-system sales) in the 1999 period, and the previously discussed deferred expense in June 1999 associated with the generation asset sale. The increase in KWH sales in 1999 was affected by service interruptions during the ice storm in January 1998, slightly colder weather in the winter and spring of 1999, and warmer weather in June 1999 as compared to June 1998. The increased revenues were offset by a $820,000 reduction in off-system sales in the 1999 period and a $1.2 million reduction in revenue sharing from the Company's largest industrial customer.

EXPENSES

Fuel for generation and purchased power expense decreased $4.1 million or 9.8% in the 1999 period as compared to 1998. The decreased expense was a result of several factors. The previously discussed settlements of the disputes with HQ and NEPOOL resulted in $747,000 and $896,000 reductions in expense, respectively in 1999. The Company recorded a benefit of $1.5 million in the 1999 period, as compared to $500,000 for 1998, related to savings realized from the restructuring of the PERC purchased power contract. Fuel and purchased power expense was also reduced in 1999 by a $390,000 increase in equity earnings from the Company's previously discussed MEPCO investment. The $820,000 reduction in off-system sales in the 1999 period also impacted the decrease in fuel and purchased power expense.

Excluding the impact of the unusually high replacement power costs incurred in June 1999, which are discussed above, there was a reduction in oil-related and other purchased power costs in the 1999 period as compared to 1998. A significant portion of the Company's power contracts are directly tied to the price of residual oil, which, while it was largely unchanged in the second quarter of 1999 as compared to 1998, was 17% lower in the first quarter of 1999 as compared to 1998. Also, prior to the generation asset sale at the end of May 1999, purchased power expenses were reduced by an increase in power generation by the Company's hydroelectric facilities.

Other O&M expense increased by $1.6 million in the 1999 period as compared to 1998. Increasing other O&M expense in 1999 was a $523,000 increase in postretirement and active medical costs; advertising expenses with the Company's third party advertising agency increased by $238,000 in the first six months of 1999 as compared to 1998; and the Company incurred approximately $626,000 of incremental non-labor expenditures in the 1999 period related to electric utility industry restructuring activities, costs associated with Y2K compliance, and an upgrade to the Company's customer information system.

Depreciation and amortization expense decreased $188,000 in the 1999 period as compared to 1998. The decrease was affected by the previously discussed generation asset sale, and effective February 13, 1998, in connection with the Company's last rate order, the Company began amortizing its $3.6 million overaccumulated depreciation reserve over a 24 month period ($946,000 amortization in 1999 as compared to $675,000 in 1998), thus causing a reduction in depreciation expense. This decrease was offset somewhat by the impact of anticipated 1999 property additions.

The $359,000 increase in amortization of contract buyouts and restructuring in 1999 was due principally to previously discussed PERC purchased power contract restructuring. This was offset to some extent by the February 1998 rate order, whereby the MPUC required the Company to reduce the amortization of the deferred regulatory asset associated with the 1993 buyout of one of its high-priced non-utility generator contracts by an annualized amount of approximately $1.1 million, effective February 13, 1998. The amortization of this regulatory asset amounted to $1.38 million in the 1999 period as compared to $1.52 million in 1998.

The $160,000 increase in property and other taxes in the 1999 period was due principally to greater property taxes, which were primarily a result of electric plant additions.

The increase in income tax expense in the first six months of 1999 was due principally to the reasons previously discussed for the second quarter of 1999 as compared to 1998.

The $311,000 increase in other income in 1999 was due principally to the previously discussed reasons for the second quarter of 1999 as compared to 1998, as well as $54,000 in interest income received attributable to the previously discussed HQ settlement.

The decreases in AFDC, long-term debt and other interest expense in the first six months of 1999 as compared to the first six months of 1998 were principally due to the reasons previously discussed for the quarters ended June 30, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events in the first six months of 1999 and 1998 as they affect the Company's liquidity. Net increase in cash from operating activities was $31.7 million in 1999 as
compared to $13.4 million in 1998.   Positively impacting cash flows from
operating activities in the 1999 period as compared to 1998 were the beneficial impacts of the 5.83% and 1.36% rate increases effective February 13, 1998 and June 1, 1999, respectively, a $1.75 million payment received in the first quarter of 1999 quarter related to a terminated purchased power contract (See 1998 Form 10-K), and $4.0 million in incremental costs incurred in 1998 in connection with the January 1998 ice storm. In addition, in the 1998 period cash flows were reduced by $1.4 million due to the effect of a large customer who prepaid its electric usage for a one-year period in the third quarter of 1997.

Construction expenditures were $1.0 million greater in the 1999 period due principally to increased construction activity on the transmission and distribution system in 1999. As previously discussed, the Company received approximately $79.6 million in proceeds related to its generation asset sale in late May 1999.

The reduction in preferred dividends paid resulted principally from a $1.5 million sinking fund payment made on the Company's 8.76% mandatory redeemable preferred stock in December 1998.

The increase in payments on long-term debt is due principally to the previously discussed principal payment activity. The Company utilized $6.2 million in proceeds, from the September 1998 property sale to Casco Bay Energy, released by the trustee in January 1999, to repay principal in connection with the $45 million medium term notes. Upon receipt of the generation asset sale proceeds in late May 1999 the Company immediately deposited $45.5 million with the First Mortgage Bond Trustee. The Company then utilized $38.8 million of this amount to repay the remaining outstanding principal on the medium term notes in early June 1999.

As previously discussed, the Company has maintained full borrowing capacity under its revolving credit facility for most of the second quarter of 1999. This elimination of short-term borrowings in the 1999 period is principally a result of the previously discussed enhancements in operating cash flows as well as the current availability of generation asset sale proceeds which have not yet been utilized to repay outstanding long-term debt.

In June 1998, in connection with entering into an Amended and Restated Revolving Credit and Term Loan Agreement, the Company deposited $4.6 million of proceeds from the financing with a third party trustee to secure the existing letter of credit related to the Pollution Control Revenue Bonds, until a new letter of credit could be issued.

For additional discussion of liquidity and capital resources, see the Company's 1998 Form 10-K.

Y2K UPDATE

The Company has established a structured approach in connection with its Y2K compliance activities, which inventories and prioritizes its hardware, software and embedded technology systems including electrical transmission & distribution system, computer network, software applications, personal computers, telecommunications equipment and facilities. The Company has attained its goal of inventorying and prioritizing and has completed testing of the systems and devices that support its mission critical operations as of June 30, 1999.

The Company has also identified and contacted the third parties with which it has a material relationship in order to establish their Y2K status in a timely fashion, and is continuing to do so. In addition, the Company is coordinating its efforts with the NEPOOL/ISO New England Year 2000 Joint Oversight Committee which has been given responsibility for operational reliability of the NEPOOL Control Area and has complied with North American Electric Reliability Council (NERC) Y2K guidelines and reporting requirements. In its June 30th NERC filing, the Company reported that all of its mission critical systems were "Y2K Ready". "Mission critical" systems are defined as those that are used to produce and deliver sustained and reliable electricity to customers. For the Company these systems include:

- The entire electrical transmission & distribution system,
- Telecommunications systems (phone and radio),
- Computer networks including division offices,
- Customer Information System (outage processing),
- Geographical Information System, and
- Key facilities devices (generators and uninterrupted power supply systems).

With mission critical Y2K work complete, the Company will continue to assess and test various business systems and will be refining and practicing contingency plans. In addition, we will track and test, where necessary, changes to our systems to ensure no Y2K related problems are introduced.

The Company has also prepared comprehensive contingency plans for its own operations and continues to monitor the integrated contingency planning efforts of NERC and the Northeast Power Coordinating Council.

The estimated cost to conduct testing, develop or modify contingency plans, and replace non-compliant technologies is approximately $2 million, which includes both internal and external costs. Approximately $850,000 of these estimated costs are expected to be capitalized, instead of being charged to expense, since the costs relate principally to investments in new equipment and technologies and not the modification of existing systems. During the first six months of 1999, approximately $700,000 was expended in connection with the Y2K, of which $200,000 was capitalized and $500,000 charged to expense. Through June 30, 1999, on a cumulative basis, approximately $1.1 million has been expended, of which $520,000 has been capitalized and $580,000 charged to expense. Time and cost estimates are based on currently available information and could be affected by the ability to correct all relevant computer codes and equipment, and the Y2K readiness of the Company's business partners, among other factors.

There is no certainty as to whether the Company will be able to solve its potential Y2K issues. Consequently, the Company is in the process of identifying and verifying realistic failure scenarios, which will require contingency plans. While its analysis has not been completed, the Company anticipates establishing a prioritized list of potential failures with a formal contingency plan for each one deemed critical to its ongoing operations during 1999.

Based on our testing to date, the Company believes its plans of action are adequate for Y2K compliance of its critical systems and to reduce the risk of external impacts to its operations. Nevertheless, achieving Y2K compliance is subject to the risks and uncertainties described above and adverse effects, should they occur, could be material despite the Company's efforts to prevent or mitigate them.

NEW ACCOUNTING PRONOUNCEMENTS

In May 1999, the Financial Accounting Standards Board voted to delay for one year the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). The new effective date for implementing this pronouncement is for fiscal years beginning after June 15, 2000. The effects of the adoption on the Company's financial statements are currently not known. The Company believes its interest rate swap agreements will qualify for hedge accounting treatment under FASB 133.

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


                     BANGOR HYDRO-ELECTRIC COMPANY
                      CONSOLIDATED BALANCE SHEETS
                              000's Omitted
                                (Unaudited)
                                                          June 30,   Dec. 31,
                        ASSETS                             1999        1998
                                                         --------    --------
INVESTMENT IN UTILITY PLANT:
    Electric plant in service, at original cost        $ 288,575   $ 352,975
    Less - Accumulated depreciation and
      amortization                                        84,981     101,633
                                                         --------    --------
                                                       $ 203,594   $ 251,342

    Construction work in progress                         14,045      13,930
                                                         --------    --------
                                                       $ 217,639   $ 265,272
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company               $   5,451   $   5,439
       Maine Electric Power Company, Inc.                    860         439
                                                         --------    --------
                                                       $ 223,950   $ 271,150
                                                         --------    --------
OTHER INVESTMENTS, principally at cost                 $   6,359   $   5,882
                                                         --------    --------
FUNDS HELD BY TRUSTEE, at cost                         $  30,301   $  29,868
                                                         --------    --------
CURRENT ASSETS:
    Cash and cash equivalents                          $  30,638   $   2,946
    Accounts receivable, net of reserve                   19,441      17,558
    Unbilled revenue receivable                            9,730      12,086
    Inventories, at average cost:
       Material and supplies                               2,664       2,909
       Fuel oil                                               65          16
    Prepaid expenses                                         180       1,129
                                                         --------    --------
       Total current assets                            $  62,718   $  36,644
                                                         --------    --------
DEFERRED CHARGES:
    Investment in Seabrook Nuclear Project, net
       of accumulated amortization of $31,023 in
       1999 and $30,173 in 1998                        $  27,819   $  28,669
    Costs to terminate/restructure power contracts,
       net of accumulated amortization of
       $90,460 in 1999 and $80,059 in 1998               125,994     136,979
    Maine Yankee decommissioning costs                    47,764      50,055
    Deferred regulatory assets                            28,843      32,996
    Demand-side management costs                             511         779
    Other                                                  8,557      12,666
                                                         --------    --------
      Total deferred charges                           $ 239,488   $ 262,144
                                                         --------    --------
         Total assets                                  $ 562,816   $ 605,688
                                                         ========    ========

See notes to the consolidated financial statements.


             BANGOR HYDRO-ELECTRIC COMPANY
              CONSOLIDATED BALANCE SHEETS
                     000's Omitted
                      (Unaudited)

                                                          June 30,   Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES               1999        1998
                                                         --------    --------

CAPITALIZATION:
    Common stock investment                            $ 124,782   $ 118,864
    Preferred stock                                        4,734       4,734
    Preferred stock subject to mandatory
      redemption, exclusive of current sinking
      fund requirements                                    7,635       7,604
    Long-term debt, net of current portion               206,487     263,028
                                                         --------    --------
         Total capitalization                          $ 343,638   $ 394,230
                                                         --------    --------
CURRENT LIABILITIES:
    Notes payable - banks                              $       -   $  12,000
                                                         --------    --------

    Other current liabilities -
      Current portion of long-term debt and sinking
        fund requirements on preferred stock           $  22,442   $  27,109
      Accounts payable                                    16,029      13,896
      Dividends payable                                    1,368         295
      Accrued interest                                     3,163       3,474
      Customers' deposits                                    369         329
      Current income taxes payable                         1,213          86
                                                         --------    --------
         Total other current liabilities               $  44,584   $  45,189
                                                         --------    --------
         Total current liabilities                     $  44,584   $  57,189
                                                         --------    --------

DEFERRED CREDITS AND RESERVES:
    Deferred income taxes - Seabrook                   $  14,437   $  14,880
    Other accumulated deferred income taxes               65,852      63,775
    Maine Yankee decommissioning liability                47,765      50,055
    Deferred regulatory liability                          9,131       9,618
    Deferred gain on asset sale                           23,896       4,510
    Unamortized investment tax credits                       928       1,721
    Accrued pension and postretirement
      benefit costs                                        8,932       7,770
    Other                                                  3,653       1,940
                                                         --------    --------
      Total deferred credits and reserves              $ 174,594   $ 154,269
                                                         --------    --------
        Total Stockholders' Investment
          and Liabilities                              $ 562,816   $ 605,688
                                                        =========   =========

See notes to the consolidated financial statements.


                       BANGOR HYDRO-ELECTRIC COMPANY
                 CONSOLIDATED STATEMENTS OF CAPITALIZATION
                               000's Omitted
                                (Unaudited)
                                                                             June 30,   Dec. 31,
                                                                               1999       1998
                                                                            ---------  ---------
COMMON STOCK INVESTMENT
    Common stock, par value $5 per share-                                  $  36,817  $  36,817
       Authorized -- 10,000,000 shares
       Outstanding -- 7,363,424 shares in 1999 and 1998
    Amounts paid in excess of par value                                       58,970     59,054
    Retained earnings                                                         28,995     22,993
                                                                            ---------  ---------
            Total common stock investment                                  $ 124,782  $ 118,864
                                                                            ---------  ---------
PREFERRED STOCK-Non participating, cumulative-
    Par value $100 per share, authorized 600,000 shares
       Not redeemable or redeemable solely at the option of the issuer-
          7%,  Noncallable, 25,000 shares, authorized and outstanding      $   2,500  $   2,500
          4.25%, Callable at $100, 4,840 shares, authorized and outstanding      484        484
          4%, Series A, Callable at $110, 17,500 shares, authorized
              and outstanding                                                  1,750      1,750
                                                                            ---------  ---------
                                                                           $   4,734  $   4,734
                                                                            ---------  ---------
       8.76%, Subject to mandatory redemption requirements-
          Callable at 103.13% if called on or prior to December 27, 1999,
             150,000 shares authorized and 90,000 shares outstanding
             in 1999 and 1998                                              $   9,229  $   9,198
                Less: Sinking fund requirements                                1,594      1,594
                                                                            ---------  ---------
                                                                           $   7,635  $   7,604
                                                                            ---------  ---------
LONG-TERM DEBT
   First Mortgage Bonds-
        10.25%  Series due 2019                                            $  15,000     15,000
        10.25%  Series due 2020                                               30,000     30,000
         8.98%  Series due 2022                                               20,000     20,000
         7.38%  Series due 2002                                               20,000     20,000
         7.30%  Series due 2003                                               15,000     15,000
        12.25%  Series due 2001                                                2,930      3,743
                                                                            ---------  ---------
                                                                           $ 102,930  $ 103,743
          Less: Sinking fund requirements                                      1,778      1,675
                                                                            ---------  ---------
             Total first mortgage bonds                                    $ 101,152  $ 102,068
                                                                            ---------  ---------
   Variable rate demand pollution control revenue bonds
         Series 1983 due 2009                                              $   4,200  $   4,200
                                                                            ---------  ---------
   Other Long-Term Debt-
        Finance Authority of Maine - Taxable Electric Rate
          Stabilization Revenue Notes, 7.03% Series 1995A, due 2005        $ 100,600  $ 113,700
        Medium Term Notes, Variable interest rate- LIBO Rate plus 1.125%,
          due 2002                                                            19,605     21,900
        Medium Term Notes, Variable interest rate- LIBO Rate plus 2%,
          due 2000                                                                 -     45,000
                                                                            ---------  ---------
                                                                           $ 120,205  $ 180,600

          Less:  Current portion of long-term debt                            19,070     23,840
                                                                            ---------  ---------
                                                                           $ 101,135  $ 156,760
                                                                            ---------  ---------
             Total long-term debt                                          $ 206,487  $ 263,028
                                                                            ---------  ---------
     Total Capitalization                                                  $ 343,638  $ 394,230
                                                                            =========  =========
See notes to the consolidated financial statements.

                       BANGOR HYDRO-ELECTRIC COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               000's Omitted
                                (Unaudited)
                                                                            Six Months Ended
                                                                             June 30,    June 30,
                                                                               1999        1998
                                                                            ---------   ---------
Cash Flows From Operating Activities:
  Net income                                                               $   7,664   $   4,675
    Adjustments to reconcile net income to net cash
      from operating activities:
        Depreciation and amortization                                          4,866       5,054
        Amortization of Seabrook Nuclear Project                                 850         850
        Amortization of contract buyouts and restructuring                    10,401      10,041
        Other amortizations                                                    1,112         885
        Allowance for equity funds used during construction                     (301)       (178)
        Deferred income tax provision and investment tax credits               4,335       2,829
        Asset sale interim revenue requirement deficiency                     (1,083)          -
    Changes in assets and liabilities:
        Payment received related to terminated purchased power contract        1,750           -
        Costs to restructure purchased power contract                           (599)     (7,448)
        Deferred incremental ice storm costs                                       -      (4,042)
        Deferred incremental Maine Yankee costs                                    -      (1,240)
        Deferred Maine Yankee refueling costs                                      -         286
        Deferred income tax impacts associated with asset sale                (2,280)          -
        Accounts receivable, net and unbilled revenue                            467       1,467
        Accounts payable                                                       1,557      (1,235)
        Accrued interest                                                        (311)       (495)
        Current and deferred income taxes                                      1,962        (145)
        Accrued postretirement benefit costs                                     396         323
        Deferred revenue                                                           -      (1,378)
        Other current assets and liabilities, net                              1,319          32
        Other, net                                                              (404)      3,072
                                                                            ---------   ---------
Net Increase in Cash From Operating Activities:                            $  31,701   $  13,353
                                                                            ---------   ---------
Cash Flows From Investing Activities:
  Construction expenditures                                                $  (9,899)  $  (8,832)
  Allowance for borrowed funds used during construction                           69        (302)
  Asset sale proceeds                                                         79,588           -
                                                                            ---------   ---------
Net Increase (Decrease) in Cash From Investing Activities                  $  69,758   $  (9,134)
                                                                            ---------   ---------
Cash Flows From Financing Activities:
  Dividends on preferred stock                                             $    (559)  $    (624)
  Payments on long-term debt                                                 (61,208)    (50,188)
  Proceeds from issuances of long-term debt, net of
      capital reserve fund requirements                                            -      68,300
  Short-term debt, net                                                       (12,000)    (12,000)
  Special deposit associated with securing letter of credit                        -      (4,592)
                                                                            ---------   ---------
Net (Decrease) Increase in Cash From Financing Activities                  $ (73,767)  $     896
                                                                            ---------   ---------
Net Increase in Cash and Cash Equivalents                                  $  27,692   $   5,115
Cash and Cash Equivalents at Beginning of Period                               2,946         937
                                                                            ---------   ---------
Cash and Cash Equivalents at End of Period                                 $  30,638   $   6,052
                                                                            =========   =========
Cash Paid During the Six Months For:
     Interest (Net of Amount Capitalized)                                  $  11,233   $  12,352
     Income Taxes                                                                179         141
                                                                            =========   =========
See notes to consolidated financial statements.

                   BANGOR HYDRO-ELECTRIC COMPANY
       CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT
                          000's Omitted
                           (Unaudited)




                                             Amounts                Total
                                             Paid in                Common
                                  Common    Excess of  Retained     Stock
                                   Stock    Par Value  Earnings   Investment

BALANCE DECEMBER 31, 1997          $36,817    $56,969    $12,772    $106,558
Net income                               -          -      4,675       4,675
Cash dividends declared on-
  Preferred stock                        -          -       (592)       (592)
Other                                    -          -        (31)        (31)
Issuance of warrants                     -      2,036          -       2,036
                                ---------- ---------- ----------------------
BALANCE JUNE 30, 1998              $36,817    $59,005    $16,824    $112,646
                                ========== ========== ======================
BALANCE DECEMBER 31, 1998          $36,817    $59,054    $22,993    $118,864
Net income                               -          -      7,664       7,664
Cash dividends declared on-
  Preferred stock                        -          -       (527)       (527)
  Common stock                           -          -     (1,105)     (1,105)
Other                                    -          -        (30)        (30)
Exercise of warrants-cash paid
  in lieu of issuing shares              -        (84)         -         (84)
                                ---------- ---------- ----------------------
BALANCE JUNE 30, 1999              $36,817    $58,970    $28,995    $124,782
                                ========== ========== ======================

See notes to the consolidated financial statements.





                 BANGOR HYDRO-ELECTRIC COMPANY
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1999
                        -------------
                         (Unaudited)

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for the periods ended June 30, 1999 and 1998.

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

(2)  INCOME TAXES:
The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the federal income tax provision:

                                           Six Months Ended June 30,
                                               1999           1998
                                           Amount   %      Amount   %
                                              (Dollars in Thousands)
Federal income tax provision
     at statutory rate                      $4,427  35     $2,552   35
(Less) Plus permanent reductions
     in tax expense resulting
     from statutory exclusions
     from taxable income                       (86) (1)        33    -
                                            ------ ---      -----  ---
Federal income tax provision before
	    effect of temporary differences
     and investment	tax credits             $4,341  34     $2,585   35
(Less) temporary differences that
     are flowed through for rate-
     making and accounting purposes           (248) (2)      (133)  (2)
(Less) utilization and amortization
     of investment tax credits                 (95) (1)      (107)  (2)
                                             ------ ---      -----  ---
Federal income tax provision                 $3,998  31     $2,345   31
                                             ====== ===      =====  ===

(3)  INVESTMENT IN JOINTLY OWNED FACILITIES:

Condensed financial information for Maine Yankee Atomic Power Company (Maine Yankee), Maine Electric Power Company, Inc. (MEPCO), Bangor-Pacific Hydro Associates (BPHA), Chester SVC Partnership (Chester) and Bangor Gas Company, LLC (Bangor Gas) is as follows:





                                     MAINE YANKEE         MEPCO
                                        (Dollars in Thousands)
                                              (Unaudited)
                                    Operations for Six Months Ended
                                 -------------------------------------
                                   June 30,  June 30,  June 30, June 30,
                                     1999      1998      1999     1998
OPERATIONS:                        --------  --------  -------- --------
As reported by investee-
  Operating revenues               $ 34,553  $ 66,538  $ 1,409  $  1,610
                                  ========= ========= ======== =========
  Earnings applicable to
   common stock                    $  2,520  $  4,209  $ 3,195  $    526
                                  ========= ========= ======== =========
Company's reported equity-
 Equity in net income              $    176  $    295  $   454  $     75
(Deduct) Add-Effect of
adjusting Company's
estimate to actual                     (260)        4      (23)      (34)
                                  ---------  --------  ------- ---------
  Amounts reported by Co.          $    (84)  $   299  $   431  $     41
                                 ========== ========= ======== =========

                                   MAINE YANKEE            MEPCO
                                     (Dollars in Thousands)
                                            (Unaudited)
                                        Financial Position at
                               -------------------------------------
                               June 30,   Dec. 31,  June 30,  Dec. 31,
                                  1999       1998      1999      1998
FINANCIAL POSITION:            ---------  ---------  --------  --------
As reported by investee-
Total assets                   $1,152,052 $1,183,298  $ 9,561   $ 5,515
  Less-
Preferred stock                    16,200     16,800        -         -
Long-term debt                     56,000     68,433      120       220
Other liabilities
 and deferred credits           1,002,217  1,018,575    3,055     2,079
                              ----------- ----------  -------   -------
  Net assets                  $    77,635 $   79,490  $ 6,386   $ 3,216
                              =========== ==========  =======   =======
Co.'s reported equity-
Equity in net assets          $     5,434 $    5,564  $   907   $   457
Add(Deduct)- Effect
of adjusting Company's
estimate to actual                     17       (125)     (47)      (18)
                              ----------- ----------  -------   -------
Amounts reported by Co.       $     5,451 $    5,439  $   860   $   439
                              =========== ==========  =======   =======




                                     BPHA                 Chester
                              -------------------   ------------------
                                      (Dollars in Thousands)
                                           (Unaudited)
                                  Operations for Six Months Ended
                             -----------------------------------------
                               June 30,   June 30,  June 30,  June 30,
                                 1999       1998      1999      1998
                               --------   --------  --------  --------
OPERATIONS:
As reported by investee-
  Operating revenues           $ 3,956    $ 3,951   $ 2,137   $ 2,194
                               =======    =======   =======   =======
Net Income                     $ 1,646    $ 1,542   $     -   $     -
                               =======    =======   =======   =======
Co.'s reported equity
  in net income                $   823    $   771   $     -   $     -
                               =======    =======   =======   =======


                                       Financial Position at
                               June 30,  Dec. 31,  June 30,  Dec. 31,
                                 1999      1998      1999      1998
                              ---------  --------  --------  --------
FINANCIAL POSITION:
As reported by investee-
  Total assets                $ 37,648   $38,324   $25,759   $26,478
  Less-
    Long-term debt              25,200    26,300    24,063    24,654
    Other liabilities            2,495     2,517     1,696     1,824
                              --------   -------   -------   -------
  Net assets                  $  9,953   $ 9,507   $     -   $     -
                              ========   =======   =======   =======
Co.'s reported equity
  in net assets               $  4,977   $ 4,754   $     -   $     -
                              ========   =======   =======   =======

At June 30, 1999, and December 31, 1998, the Company's wholly owned subsidiary, Penobscot Natural Gas Company, had a $215,000 and $77,000 equity investment in Bangor Gas, respectively and recorded equity losses in Bangor Gas of approximately $112,000 and $47,000 for the six months ended June 30, 1999 and 1998, respectively. At June 30, 1999 and December 31, 1998, Bangor Gas' total assets, principally construction work in progress, amounted to $2.7 million and $2.6 million, respectively.


(4)  EARNINGS PER SHARE:

The following table reconciles basic and diluted earnings per common share assuming all stock warrants were converted to common shares.

                            (Amounts in 000's, except per share data)
                              For the Quarters     For the Six Months
                                   Ended                 Ended
                            --------------------   -------------------
                            June 30,   June 30,    June 30,  June 30,
                             1999       1998        1999      1998
                            --------   --------    --------  --------
Earnings
  applicable to
  common stock              $  3,174   $  1,956    $ 7,107   $ 4,052
                            --------   --------    -------   -------
Average common
  shares outstanding           7,363      7,363      7,363     7,363
Plus: incremental
  shares from assumed
  conversion                     949         24        944        12
                            --------   --------    -------   -------
Average common shares
  outstanding plus
  assumed warrants
  converted                    8,312      7,387      8,307     7,375
                            --------   --------    -------   -------
Basic earnings
  per common share          $    .43    $   .27    $   .97   $   .55
                            ========    =======    =======   =======
Diluted earnings
  per common share          $    .38    $   .26    $   .86   $   .55
                            ========    =======    =======   =======

(5)  GENERATION ASSET SALE:

On May 27, 1999, the Company completed most of the transaction for the sale of its electric generating assets and certain trans-mission rights to PP&L Global. The purchase price for the assets transferred was $79 million.

The sale involved all but one of the Company's hydroelectric plants on the Penobscot, Piscataquis, and Union rivers and Bangor
Hydro's 8.33% ownership interest in the Wyman Unit #4 oil-fired plant in Yarmouth, Maine--a total base load capacity of 83 megawatts. The sale also involved a transfer by the Company of rights to transmit power over the Maine Electric Power Company (MEPCO) transmission facilities connecting NEPOOL to New Brunswick Canada; the Company's rights as a participant in the regional utilities' agreement with Hydro-Quebec pursuant to an agency agreement; and the Company's rights to develop a second high voltage transmission line that will connect NEPOOL to New Brunswick, Canada.

As discussed in the 1998 Form 10-K, the Company and other Maine utilities were required to sell their generation assets as a result of the comprehensive electric utility industry restructuring law adopted in Maine in 1997. The Company conducted an auction in 1998, which lead to the signing of a purchase and sale agreement with PP&L Global in late September 1998. The purchase and sale agreement also includes the Company's 50% interest in the 13 megawatt West Enfield hydro station on the Penobscot River. In late July 1999, the Company received $10 million in proceeds from the transfer of the economic interest in that project.

The Company has utilized a portion of the net proceeds of the sale to reduce outstanding debt and expects to utilize most of the remaining net proceeds also for debt and preferred stock reduction.

The Company realized a net gain on sale related to the transaction of approximately $19.2 million, which includes $2.3 of income tax expense impacts associated with the excess of the tax over the book gain on sale. The $19.2 million net gain has been recorded as an other liability at June 30, 1999 on the Consolidated Balance Sheets. The gain will be utilized to reduce electric rates effective March 1, 2000, with the introduction of retail competition. For a discussion of the restructuring of the electric utility industry in the State of Maine, please see the 1998 Form 10-K.

(6)  ALTERNTIVE RATE PLAN FILING:

In May 1999, the MPUC approved a portion of the Company's February
1999 request for rate adjustment under the so-called Alternative Rate Plan (ARP). Pursuant to the MPUC Order, the Company implemented an increase in its standard tariff of about 1.36% effective June 1, 1999. An alternative rate plan is a method of utility regulation intended to replace the costly, controversial periodic rate increase proceedings of the past. Under such a plan, utilities adjust rates annually based on a formula tied to inflation minus a "productivity factor". Adjustments for certain specified categories of costs that are unrelated to inflation are also permitted. The MPUC implemented this plan for the Company in 1998.

The 1999 increase was comprised entirely of the recovery of some of the specified categories of costs that are unrelated to inflation. This was made up mostly of the recovery of a portion (about $1.4 million, or about 25%) of the costs incurred to recover from the 1998 ice storm. The inflation component actually contributed to a reduction of the 1999 adjustment, because the productivity factor offset of 1.2% exceeded the inflation rate of .9%. The ARP will not be in effect with the implementation of new rates on March 1, 2000, and the Company is uncertain if any alternative rate plan will be adopted in the future.

Also in connection with the ARP Order, as a result of the sale of the Company's generation assets, the Company was required to defer all savings, for the period from the asset sale through February 29, 2000, associated with the sale of its generating assets and the simultaneous purchased power buyback agreement with PP&L Global. Any net savings for this period are to be flowed-back to customers effective with new rates on March 1, 2000. The Company filed its plan for measuring the net savings with the MPUC in June 1999, and the determination of the methodology for measuring the savings will be incorporated into the Company's current rate proceeding with the MPUC. The Company utilized this methodology to calculate a net expense, as compared to savings, for the month of June 1999 in the amount of approximately $1.2 million.
This net expense has been recorded as an addition to the Company's electric operating revenues for the second quarter of 1999 and a reduction of the previously discussed deferred asset sale gain. The reason for the net expense in June 1999 is due to the Company incurring unusually high purchased power costs during the extremely hot weather in early June 1999, as a result of the Company no longer owning certain generation and transmission assets subsequent to the asset sale to PP&L Global. Since these high costs would not have occurred if the Company had not sold these assets, the Company has recorded the net expense for June 1999 as a reduction of the deferred asset sale gain.

(7)   EXERCISE OF WARRANTS:

In late June 1999, 71,785 common stock warrants, which were issued in connection with the Penobscot Energy Recovery Company (PERC) purchased power contract restructuring, were exercised at a market price of $16 1/16 per share. For a complete discussion of the PERC contract restructuring and the issuance of warrants, please see the 1998 Form 10-
K. The Company exercised its option to pay cash to the holder of the warrants instead of actually issuing shares of common stock. This payment, which was made in July 1999 and amounted to approximately $650,000, has been accrued for at June 30, 1999 on the Consolidated Balance Sheets. Since the common shares were not issued, and the Company had recorded the estimated fair value of the warrants when issued in June 1998 as an addition to the PERC regulatory asset and additional paid-in capital, an adjustment has been made in connection with this cash payment option to increase the PERC regulatory asset by approximately $566,000 and reduce additional paid-in capital by approximately $84,000 as of June 30, 1999.

Additionally, 50,000 warrants were exercised in July and August
1999, at market prices of $16 11/16 and $16 5/8 per common share, respectively. In each case the Company exercised its option to pay cash instead of issuing shares of common stock. The cash payments made amounted to approximately $484,000 in July and $481,000 in August. The exercise of these warrants were accounted for consistent with the those exercised in June 1999.

(8)  NEW ACCOUNTING PRONOUNCEMENTS:

In May 1999, the Financial Accounting Standards Board voted to delay for one year the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). The new effective date for implementing this pronouncement is for fiscal years beginning after June 15, 2000. The effects of the adoption on the Company's financial statements are currently not known. The Company believes its interest rate swap agreements will qualify for hedge accounting treatment under FASB 133.

(9)  RECLASSFICATIONS:

Certain 1998 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended June 30, 1999.





                        BANGOR HYDRO-ELECTRIC COMPANY




                  FORM 10-Q FOR PERIOD ENDING JUNE 30, 1999




                                   PART II






ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 19, 1999.
The only matter submitted to a vote was the election of three Class I Directors for terms ending in 2002). The following persons were elected to fill those positions pursuant to the corresponding tabulations of votes:

                         Total Vote For      Total Vote Against

Marion M. Kane               539,230              13,138
Norman A. Ledwin             539,227              13,141
James E. Rier, Jr.           539,276              13,092

The terms of the following Directors, members of Class II and Class III, continued after the annual meeting:

     Robert S. Briggs
     William C. Bullock, Jr.
     Jane J. Bush
     David M. Carlisle
     Joseph H. Cyr
     Carroll R. Lee

Item 6.  Exhibits and Reports on Form 8-K

     Exhibits: None.


     Reports on Form 8-K

Two Current Reports on Form 8-K, dated June 4, 1999 and June 17, 1999, were filed in the second quarter of 1999 regarding sale of generating assets and transmission rights to PP&L Global (8-K dated June 4, 1999) and resumption of dividend on common stock (8-K dated June 17, 1999).







                        BANGOR HYDRO-ELECTRIC COMPANY

                  FORM 10-Q FOR PERIOD ENDED JUNE 30, 1999




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




                                    BANGOR HYDRO-ELECTRIC COMPANY
                                           (Registrant)




Dated:  August 13, 1999                 /s/ Frederick S. Samp
                                      -----------------------
                                      Frederick S. Samp
                                      Vice President - Finance & Law
                                      (Chief Financial Officer)