Form 10-Q
period 1999-09-30
BANGOR HYDRO ELECTRIC CO
filed 1999-11-15
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                              FORM 10-Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
	15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended SEPTEMBER 30, 1999         Commission File No. 0-505
                      ------------------                             -----



                     BANGOR HYDRO-ELECTRIC COMPANY
        ------------------------------------------
        (Exact Name of Registrant as specified in its Charter


              MAINE                                  01-0024370
-------------------------------                ------------------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)                Identification No.)


    33 STATE STREET, BANGOR, MAINE                04401
----------------------------------------       --------
(Address of Principal Executive Offices)       (Zip Code)


Registrant's Telephone Number, including Area Code    207-945-5621
                                                      ------------


                                  NONE
----------------------------------------------------------------------
           Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report


        Outstanding Common Stock, $5 Par Value - 7,363,424 Shares
                          September 30, 1999

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes   X        No
                             -----         ---



                       FORM 10-Q

	FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                PART I - FINANCIAL INFORMATION

                                                          PAGE

Cover Page                                                   1

Index                                                        2

Consolidated Statements of Income                            3

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                         4

Consolidated Balance Sheets - September 30, 1999 and
  December 31, 1998                                         28

Consolidated Statements of Capitalization                   30

Consolidated Statements of Cash Flows                       31

Consolidated Statements of Common Stock Investment          32

Notes to the Consolidated Financial Statements              33

PART II - OTHER INFORMATION                                 44

Item 6 - Exhibits and Reports on Form 8-K                   45

Signature Page                                              46



                        BANGOR HYDRO-ELECTRIC COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                   000's Omitted Except Per Share Amounts
                                (UNAUDITED)
                                                   Three Months Ended       Nine Months Ended
                                                  Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                                    1999        1998        1999        1998
                                                  --------    --------   ---------   ----------
ELECTRIC OPERATING REVENUES                     $  51,452   $  49,158   $ 148,973   $   144,859
                                                  --------    --------   ---------   ----------
OPERATING EXPENSES:
    Fuel for generation and purchased power     $  23,183   $  20,610   $  60,535   $    62,014
    Other operation and maintenance                 7,875       8,433      26,104        25,061
    Depreciation and amortization                   1,697       2,446       6,563         7,500
    Amortization of Seabrook Nuclear Unit             424         424       1,274         1,274
    Amortization of contract buyouts
       and restructuring                            5,200       5,201      15,601        15,242
    Taxes -
       Property and payroll                         1,133       1,289       4,106         4,102
       State income                                   446         363       1,318           775
       Federal income                               2,163       1,305       5,753         3,388
                                                  --------    --------   ---------   ----------
                                                $  42,121   $  40,071   $ 121,254   $   119,356
                                                  --------    --------   ---------   ----------
OPERATING INCOME                                $   9,331   $   9,087   $  27,719   $    25,503
                                                  --------    --------   ---------   ----------
OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                      $    (382)  $     131   $     (81)  $       309
    Other, net of applicable income taxes             438         113       1,219           582
                                                  --------    --------   ---------   ----------
                                                $      56   $     244   $   1,138   $       891
                                                  --------    --------   ---------   ----------
INCOME BEFORE INTEREST EXPENSE                  $   9,387   $   9,331   $  28,857   $    26,394
                                                  --------    --------   ---------   ----------
INTEREST EXPENSE:
    Long-term debt                              $   4,120   $   5,861   $  14,993   $    17,122
    Other                                             238         729       1,102         2,158
    Allowance for borrowed funds used
       during construction                             (8)       (208)         61          (510)
                                                  --------    --------   ---------   ----------
                                                $   4,350   $   6,382   $  16,156   $    18,770
                                                  --------    --------   ---------   ----------
NET INCOME                                      $   5,037   $   2,949   $  12,701   $     7,624
DIVIDENDS ON PREFERRED STOCK                          279         312         836           935
                                                  --------    --------   ---------   ----------
EARNINGS APPLICABLE TO COMMON STOCK             $   4,758   $   2,637   $  11,865   $     6,689
                                                  ========    ========    =========  ==========
WEIGHTED AVERAGE NUMBER OF SHARES                   7,363       7,363       7,363         7,363
                                                  ========    ========    =========  ==========
EARNINGS PER COMMON SHARE,
    Basic                                       $      .65 $      .36 $      1.61   $       .91
    Diluted                                            .57        .34        1.42           .89
                                                  ========    ========    =========  ==========
DIVIDENDS DECLARED PER COMMON SHARE             $      .15 $        -  $      .30  $          -
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

EARNINGS

The quarter ended September 30, 1999 resulted in basic earnings per common share of $.65, as compared to $.36 per common share for the quarter ended September 30, 1998. The improvement in third quarter earnings is attributable to an increase in electric sales, a 1.36% increase in rates related to the Company's alternative rate plan (ARP) effective June 1, 1999 (A discussion of this rate increase is included below under "Important Current Activities"), a gain on the sale of a subsidiary as part of the mandatory divestiture of generation assets (A discussion of this sale is included below under "Important Current Activities"), and one-time income tax benefits related to the utilization of investment tax credits and adjustments to the 1998 tax returns filed in September of 1999. The gain on sale of subsidiary and one-time tax benefits resulted in a $.10 increase in basic earnings per common share in the 1999 quarter.

IMPORTANT CURRENT ACTIVITIES-

SALE OF COMPANY'S GENERATING ASSETS - On May 27, 1999, the Company completed most of the transaction for the sale of its electric generating assets and certain transmission rights to PP&L Global (PP&L). The purchase price for the assets transferred was $79 million.

The sale involved all but one of the Company's hydroelectric plants on the Penobscot, Piscataquis, and Union rivers and Bangor
Hydro's 8.33% ownership interest in the Wyman Unit #4 oil-fired plant in Yarmouth, Maine--a total base load capacity of 83 megawatts. The sale also involved a transfer by the Company of rights to transmit power over the Maine Electric Power Company (MEPCO) transmission facilities connecting the New England Power Pool (NEPOOL) to New Brunswick Canada; the Company's rights as a participant in the regional utilities' agreement with Hydro-Quebec pursuant to an agency agreement; and the Company's rights to develop a second high voltage transmission line that will connect NEPOOL to New Brunswick, Canada.

As discussed in the 1998 Form 10-K, the Company and other Maine utilities were required to sell their generation assets as a result of the comprehensive electric utility industry restructuring law adopted in Maine in 1997. The Company conducted an auction in 1998, which led to the signing of a purchase and sale agreement with PP&L in late September 1998. The purchase and sale agreement also included the Company's 50% interest in the 13 megawatt West Enfield hydro station on the Penobscot River. In late July 1999, the Company received $10 million in proceeds from the transfer of the economic interest in that project, and in late August 1999, the Maine Public Utilities Commission (MPUC) approved the sale to PP&L of Penobscot Hydro Company, Inc. (Penobscot Hydro), the Company's wholly-owned subsidiary which held the 50% interest in the West Enfield hydro station. The Company has utilized a significant portion of the net proceeds of the sale to reduce outstanding debt and preferred stock.

The Company realized a net gain on the sale related to the PP&L sale of approximately $23.0 million, and $22.5 million of this amount has been recorded as a deferred liability at September 30, 1999 on the Consolidated Balance Sheets. Included in this deferred amount is the accrual of carrying costs on the deferred gain balance and the net expense associated with the sale of its generating assets and the simultaneous purchased power buyback agreement with PP&L (See below for a discussion of the net expense). The deferred gain will be utilized to reduce electric rates effective March 1, 2000, with the introduction of retail competition. The remaining $.5 million of the gain relates to the portion of the gain on sale of Penobscot Hydro, which is allocable to shareholders (recorded as other income in the Consolidated Statements of Income for the quarter ending September 30, 1999).
 For a discussion of the restructuring of the electric utility industry in the State of Maine, please see the 1998 Form 10-K.

ALTERNATIVE RATE PLAN FILING - In May 1999, the MPUC approved a portion of the Company's February 1999 request for rate adjustment under the so-called ARP. Pursuant to the MPUC Order, the Company implemented an increase in its standard tariff of about 1.36% effective June 1, 1999. An alternative rate plan is a method of utility regulation intended to replace the costly, controversial periodic rate increase proceedings of the past. Under such a plan, utilities are permitted to adjust rates annually based on a formula tied to inflation minus a "productivity factor". Adjustments for certain specified categories of costs that are unrelated to inflation are also permitted. The MPUC implemented this plan for the Company in 1998.

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

Also in connection with the ARP Order, as a result of the sale of the Company's generation assets, the Company was required to defer all savings, for the period from the asset sale through February 29, 2000, associated with the sale of its generating assets and the simultaneous purchased power buyback agreement with PP&L. Any net savings for this period are to be flowed-back to customers effective with new rates on March 1, 2000. The Company filed its plan for measuring the net savings with the MPUC in June 1999, and the determination of the methodology for measuring the savings has been incorporated into the Company's current rate proceeding with the MPUC. The Company utilized this methodology to calculate a net expense, as compared to savings, for the 1999 period in the amount of approximately $1.5 million. This net expense has been recorded as an addition to the Company's electric operating revenues and as a reduction of the previously discussed deferred asset sale gain. Of this amount, the third quarter net expense was approximately $337,000. The reason for the net expense is due principally to the Company incurring unusually high purchased power costs during the extremely hot weather in early June and in July 1999, as a result of the Company no longer owning certain generation and transmission assets subsequent to the asset sale to PP&L. Since these high costs would not have occurred if the Company had not sold these assets, the Company has recorded the net expense as a reduction of the deferred asset sale gain.

In connection with the Company's current rate proceedings at the MPUC, the Company's proposed methodology for computing the previously discussed net expense and the rate used to calculate carrying costs on the deferred asset sale gain have been challenged by other parties in the rate proceedings. The Company is uncertain as to which method will ultimately be approved by the MPUC, and consequently has recorded a reserve of approximately $1.04 million on the Consolidated Balance Sheets as of September 30, 1999 to reflect the estimated difference in the computations between the parties. On the Consolidated Statements of Income, this reserve is reflected as a $688,000 reduction in electric operating revenues, a $508,000 reduction in Allowance for Equity Funds Used During Construction and a $155,000 addition to Allowance for Borrowed Funds Used During Construction.

RESUMPTION OF DIVIDEND ON COMMON STOCK - At a regularly scheduled Board of Directors meeting held on June 16, 1999, the Board of Directors of the Company declared a cash dividend on its common stock of $.15 per share, payable July 20, 1999 to shareholders of record on June 30, 1999. This was the first common stock dividend since the Company suspended common dividend payments in March 1997 due to financial difficulties triggered by problems at the Maine Yankee nuclear generating plant. The Company has a 7% ownership interest in Maine Yankee, which was permanently shut down later in 1997 and is now in the process of being decommissioned. The Company also declared a cash dividend on its common stock of $.15 per share, payable October 20, 1999 to shareholders of record on September 30, 1999. Prior to suspending the common dividend in March 1997, the Company had been paying quarterly dividends on its common stock of $.18 per share.

ELECTRIC UTILITY INDUSTRY RESTRUCTURING - ACCOUNTING ORDER - In September 1999 the Company received an accounting order from the MPUC related to the Company's request to defer certain incremental costs associated with electric utility industry restructuring. In connection with the accounting order, the Company recorded as a deferred asset in September 1999 approximately $314,000 of restructuring costs, which had previously been charged to operation and maintenance expense in 1999. In connection with the current rate proceeding with the MPUC, the deferred restructuring costs are expected to start being recovered on March 1, 2000. Based on the accounting order, the Company will defer, for future recovery, certain additional incremental restructuring costs through the advent of retail competition on March 1, 2000.

BANGOR GAS JOINT VENTURE - As reported in the Company's 1998 Form 10-K, the Company, through a wholly-owned subsidiary, has been participating in a joint-venture limited liability company, Bangor Gas Company, LLC (Bangor
Gas), to provide natural gas service to the greater Bangor area. Gas service in the Bangor area has become feasible for the first time because of development of the Maritimes and Northeast Pipeline Project, extending from the Sable Offshore Energy Project near Sable Island, Nova Scotia, through the State of Maine and interconnecting with the Tennessee Gas Pipeline in Dracut, Massachusetts. The pipeline passes near the Bangor area.

As the restructuring of the electric industry in Maine has developed, the Company has become increasingly cognizant of the need to focus on its core electric transmission and distribution business. Consequently the Company has determined that it no longer intends to participate in the Bangor Gas joint venture and is exploring options for divesting of its joint venture interest. The Company's investment in Bangor Gas as of September 30, 1999 is approximately $307,000 and is recorded as an Other Investment on the Consolidated Balance Sheets. Management is currently unable to predict the financial statement impact of this decision.

REGULATORY PROCEEDINGS - As discussed in the 1998 Form 10-K, the principal provisions of the 1997 Maine Restructuring legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electricity providers, commencing March 1, 2000, with transmission and distribution (T&D) companies continuing to be regulated by the MPUC. The MPUC is conducting the proceeding that will ultimately determine the Company's stranded costs and corresponding revenue requirements and revenue requirements as a T&D utility. The Company expects the MPUC to issue its order in connection with this proceeding in the near future.

ICE STORM - RECEIPT OF FEDERAL FUNDS - In early October 1999, the Company received approximately $1.8 million from the federal government in connection with service restoration costs associated with the major ice storm in January 1998. This amount has been recorded as a reduction of the Company's deferred ice storm costs and will begin to be returned to customers with the implementation of new rates effective March 1, 2000.

REVENUES

Electric operating revenue increased by $2.3 million or 4.7% in the third quarter of 1999 due principally to the impact of the previously discussed 1.36% rate increase on June 1, 1999, an overall 4.6% increase in kilowatt hour (KWH) sales (excluding off-system sales, which are sales related to power pool and interconnection agreements and resales of purchased power) in the 1999 quarter. KWH sales in the third quarter of 1999 were positively affected by the warm summer weather. The increased revenues were offset by a reduction in off-system sales in the 1999 quarter and a $504,000 reduction in revenue sharing from the Company's largest industrial customer (See the 1998 Form 10-K for further discussion of this revenue sharing arrangement).

EXPENSES

Fuel for generation and purchased power expense increased $2.6 million or 12.5% in the third quarter of 1999 as compared to 1998. Purchased power expenses increased by about $.9 million in the third quarter of 1999 due to the May 27th sale of the Company's hydroelectric facilities and subsequent buyback contract with PP&L for the power from the plants. Also as a result of the sale to PP&L, incremental replacement power costs for other entitlements in Wyman #4, Hydro-Quebec and MEPCO transmission were $1.8 million greater for the third quarter of 1999 as compared to 1998. In preparation for utility restructuring, new market rules were implemented in NEPOOL on May 1, 1999 which sets prices for replacement purchases from the pool at open market levels related to supply and demand as opposed to marginal fuel costs, as was the case in the prior year. The result was on-peak power prices that were approximately two times as great as would normally occur during July.

Settlement receipts associated with the Company's fuel risk management program, which are recorded as a reduction of fuel and purchased power expense, increased by approximately $3 million in the third quarter of 1999 compared to the 1998 quarter. The Company continued its hedge program in late 1998 and increased its hedge volume by approximately 30% as a result of replacing a fixed price power contract with a residual oil indexed contract. Although the spot price of residual oil was significantly greater in the 1999 quarter, fixed prices that the Company agreed to pay were 13% lower. See the 1998 Form 10-K for a more complete discussion of the Company's fuel risk management program.

Other operation and maintenance (O&M) expense decreased by  $558,000 in the third quarter of 1999 as compared to 1998. Decreasing other O&M expense in the 1999 quarter was a $314,000 reduction in expenses associated with the Company's hydroelectric facilities and interest in the Wyman #4 generating plant as a result of the sale to PP&L in May 1999. Also decreasing other O&M expense in the 1999 quarter was an increase in overhead expenses allocated to capital projects. This increase was principally a result of major construction activities being performed by the Company in connection with the Maine Independence Station, a new 520 megawatt gas fired generation facility in Veazie, Maine, coming online and connecting to the regional transmission power grid. The Company is being reimbursed by the owner of the facility for the construction costs incurred, including overheads. Other O&M was also reduced by the impact of the previously discussed deferred restructuring costs accounting order, whereby costs that were charged to O&M expense in the first two quarters of 1999 were deferred in the third quarter of 1999. Finally, reducing other O&M expense was a $142,500 reduction in bad debt expense in the 1999 quarter, resulting from lower levels of write-offs, and a $147,000 reduction in amortization expense associated with deferred demand-side management (DSM) costs, which resulted from the end of the amortization of a portion of the deferred DSM costs in 1999.

These decreases in other O&M expense in the 1999 quarter were offset to some extent by a $246,000 increase in postretirement and active medical costs, principally as a result of increased medical claims costs, and the Company incurred approximately $247,000 of incremental non-labor expenditures in the third quarter of 1999 related costs associated with assessment and testing of systems for year 2000 (Y2K) compliance.

Depreciation and amortization expense decreased $749,000 in the third quarter of 1999 as compared to the 1998 quarter due principally to the sale of the Company's generation assets in May 1999. This reduction was offset somewhat by the impact of anticipated 1999 property additions.

The decrease in property and other taxes in the third quarter of 1999 was due principally to reductions in property taxes as a result of the sale of the Company's generation assets. This reduction in property taxes was offset to some extent by increased electric plant additions in 1999.

The increase in income taxes was principally a function of greater earnings in the third quarter of 1999 as compared to the 1998 quarter. This increase was offset slightly by the impact of the one-time income tax benefits related to the utilization of investment tax credits and adjustments to the 1998 tax returns filed in September of 1999. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.

OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENS

The increase in other income in the 1999 quarter was due primarily to the previously discussed gain on sale of Penobscot Hydro and interest income realized from invested generation asset sale proceeds, reduced by increased net operating expenses associated with non-core business ventures in the 1999 quarter.

Allowance for funds used during construction (AFDC) decreased
$713,000 in 1999 relative to 1998 due principally to $628,000 in carrying costs being recorded on the previously discussed deferred asset sale gain, including the aforementioned reserve, and the deferred gain on sale of Graham Station property (See the 1998 Form 10-K for a complete discussion of this property sale). Also decreasing AFDC in the 1999 quarter was a $99,000 reduction in carrying costs recorded on deferred ice storm costs. With the ARP rate increase on June 1, 1999, the Company ceased accruing carrying costs on the deferred ice storm costs.

Long-term debt interest expense decreased $1.7 million in the third quarter of 1999 as compared to 1998 due primarily to principal repayments on the Company's 12.25% first mortgage bonds (which were fully repaid in August
1999); a $13.1 million principal payment at the end of June 1999 on the Finance Authority of Maine Revenue Notes; monthly principal payments from October 1998 through September 1999 amounting to $4.6 million on the $24.8 million medium term notes; principal repayments of $6.2 million and $38.8 million in January and June 1999, respectively, on the $45 million medium term notes which were issued on June 29, 1998; the full redemption of $15 million in outstanding 10.25% Series First Mortgage Bonds in early July 1999; and the redemption of $4.2 million in outstanding variable rate Pollution Control Revenue Bonds in early September 1999.

Other interest expense decreased due principally to a $21.3 million reduction in weighted average short-term borrowings outstanding in the 1999 quarter as compared to 1998. The Company fully repaid the outstanding balance under its revolving credit line in April 1999, and no new borrowings have subsequently occurred.

NINE MONTHS OF 1999 AS COMPARED TO THE NINE MONTHS OF 1998
EARNINGS

Basic earnings per common share for the nine months ended September
30, 1999 were $1.61, as compared to $.91 per common share for the 1998 period. The increased earnings were largely the result of the June 1, 1999 rate increase, an increase in KWH sales in the 1999 period, a one-time benefit of $896,000 ($.07 increase in basic earnings per common share) related to the settlement of a dispute related to the NEPOOL transmission rates, a one-time benefit of $802,000 ($.06 increase in basic earnings per common share) due to the settlement, by NEPOOL, of a contract dispute with HQ, the February 13, 1998 rate increase authorized by the MPUC designed to increase annual revenues by approximately $13.2 million (which included the $5.1 million authorized in a temporary rate increase that became effective on July 1, 1997), and the previously discussed impact of the gain on sale of subsidiary and one-time income tax benefits in the third quarter of 1999.

REVENUES

Electric operating revenue increased by $4.1 million, or 2.8% in the first nine months of 1999 due principally to the impact of the previously discussed rate increases on February 13, 1998 and on June 1, 1999, an overall 3.5% increase in KWH sales (excluding off-system sales) in the 1999 period, and $854,000 in additional revenues attributable to the previously discussed net expense, for the period from June through September 1999, associated with the generation asset sale. The increase in KWH sales in 1999 was affected by service interruptions during the ice storm in January 1998, slightly colder weather in the winter and spring of 1999, and warmer weather during the summer months of 1999 as compared to 1998. The increased revenues were offset by a $1 million reduction in off-system sales in the 1999 period and a $1.7 million reduction in revenue sharing from the Company's largest industrial customer.

EXPENSES

Fuel for generation and purchased power expense decreased $1.5 million or 2.4% in the 1999 period as compared to 1998. The decreased expense was a result of several factors. The previously discussed settlements of the disputes with HQ and NEPOOL resulted in $747,000 and $896,000 reductions in expense, respectively in 1999. The Company recorded a benefit of $2.4 million in the 1999 period, as compared to $1.3 million for 1998, related to savings realized from the restructuring of the PERC purchased power contract in June 1998. The $1 million reduction in off-system sales in the 1999 period also impacted the decrease in fuel and purchased power expense.

Purchased power expenses increased by about $1.3 million in the 1999 period due to the May 27th sale of the Company's hydroelectric facilities and subsequent buyback contract with PP&L for the power from the plants. Incremental replacement power costs for other entitlements in Wyman #4, Hydro-Quebec and MEPCO transmission were $3.4 million greater than the comparable 1998 expense. June 1999 replacement power costs were extremely high due to very unusual circumstances in NEPOOL, with record-breaking loads while many generators were still out of service on spring maintenance. Further, as previously discussed, the NEPOOL new market rules resulted in on-peak power prices that were two to three times as great as would normally occur during June.

Excluding the impact of the unusually high replacement power costs incurred in June 1999, which are discussed above, there was a reduction in oil-related and other purchased power costs in the 1999 period as compared to 1998. A significant portion of the Company's power contracts are directly tied to the price of residual oil, which while 17% lower in the first quarter and largely unchanged in the second quarter of 1999 as compared to 1998, was 67% higher in the third quarter of 1999 as compared to 1998. For the nine month period residual oil prices have been 16% higher in 1999 compared to 1998. However, the Company had hedged these purchases through its fuel risk management program with a fixed price about 13% lower in 1999 compared to 1998 (See the 1998 Form 10-K for a more complete discussion of the Company's fuel risk management program). Also, prior to the generation asset sale at the end of May 1999, purchased power expenses were reduced by an increase in power generation by the Company's hydroelectric facilities.

Other O&M expense increased by $1 million in the 1999 period as compared to 1998. Increasing other O&M expense in 1999 was a $791,000 increase in postretirement and active medical costs due principally to higher medical claims costs; the Company incurred approximately $621,000 of additional incremental non-labor expenditures in the 1999 period as compared to 1998 related to electric utility industry restructuring activities (net of the previously discussed deferral in the third quarter of 1999), costs associated with Y2K compliance, and an upgrade to the Company's customer information system; the Company has incurred approximately $354,000 in increased outside legal services expense in 1999 as compared to 1998, with much of the increase attributable to Federal Energy Regulatory Commission and NEPOOL issues; and the Company recorded $383,000 of amortization expense associated with deferred ice storm costs for the period from June 1 through September 30, 1999.

Offsetting the increases in other O&M expense to some extent were a $333,000 reduction in bad debt expense, due to reduced write-offs in the 1999 period; hydroelectric and Wyman #4 O&M expenses were $433,000 lower in the 1999 period as a result of the generation asset sale in late May 1999; amortization of deferred DSM expenses was $342,000 lower in 1999 as compared to 1998 and overhead expenses allocated to capital projects were higher in the 1999 period, each for the previously discussed reasons.

Depreciation and amortization expense decreased $937,000 in the 1999 period as compared to 1998, due principally to the reasons discussed for the third quarter of 1999 as compared to the third quarter of 1998.

The $359,000 increase in amortization of contract buyouts and restructuring in 1999 was due principally to PERC purchased power contract restructuring in June 1998. In 1999 the Company recorded $750,000 of amortization related to deferred PERC contract restructuring costs as compared to $250,000 of amortization in 1998. This was offset to some extent by the February 1998 rate order, whereby the MPUC required the Company to reduce the amortization of the deferred regulatory asset associated with the 1993 buyout of one of its high-priced non-utility generator contracts by an annualized amount of approximately $1.1 million, effective February 13, 1998.
 The amortization of this regulatory asset amounted to $2.1 million in the 1999 period as compared to $2.2 million in 1998.

The increase in income tax expense in the first nine months of 1999 was due principally to the reasons previously discussed for the third quarter of 1999 as compared to 1998.

OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENSE

The $637,000 increase in other income in 1999 was due principally to the previously discussed gain on sale of Penobscot Hydro and interest income realized from invested generation asset sale proceeds.

The decreases in AFDC, long-term debt and other interest expense in the first nine months of 1999 as compared to the first nine months of 1998 were principally due to the reasons previously discussed for the quarters ended September 30, 1999 and 1998. Additionally, affecting the change in long-term debt interest expense in the two periods was the issuance of $24.8 million and $45 million of medium term notes at the end of March 1998 and the end of June 1998, respectively, and principal payments of $4 million in March 1998 and the final $30 million in June 1998 on the Company's old medium term notes.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events in the first nine months of 1999 and 1998 as they affect the Company's liquidity. Net increase in cash from operating activities was $40.4 million in 1999 as
compared to $18.7 million in 1998.   Positively impacting cash flows from
operating activities in the 1999 period as compared to 1998 were the beneficial impacts of the 5.83% and 1.36% rate increases effective February 13, 1998 and June 1, 1999, respectively, a $1.75 million payment received in the first quarter of 1999 quarter related to a terminated purchased power contract (See 1998 Form 10-K), a $2.6 million reduction in deferred Maine Yankee incremental costs in the 1999 period as compared to 1998, and the Company's interest payments were reduced by $1.7 million in the 1999 period due principally to the previously discussed long-term debt principal payments and reduction in borrowings on the Company's revolving credit facility in 1999. In addition, in the 1998 period cash flows were reduced by $7.5 million in payments associated with restructuring the PERC purchased power contract, a $1.6 million reduction due to the effect of a large customer who prepaid its electric usage for a one-year period in the third quarter of 1997 and $4.0 million in incremental costs incurred in 1998 in connection with the January 1998 ice storm.

Offsetting the previously discussed cash flow enhancements in 1999 as compared to 1998 were an $8.4 million increase in state and federal income tax payments as a result of the gain on sale of generating assets for income tax purposes. Also in the third quarter of 1999, the Company paid $2.8 million to the holders of the PERC warrants, upon the exercise of the warrants, (See the 1998 Form 10-K for a discussion of the warrants) in lieu of issuing shares of common stock.

Construction expenditures were $2.1 million greater in the 1999 period due principally to increased construction activity on the transmission and distribution system in 1999. As previously discussed, the Company received approximately $79.6 million in proceeds related to its generation asset sale in late May 1999 and an additional $10 million in late July 1999 in connection with the sale of Penobscot Hydro.

As previously discussed, the Company reinstated it common stock dividend in the second quarter of 1999, resulting in the increase in dividends on common stock in the 1999 period. The reduction in preferred dividends paid resulted principally from a $1.5 million sinking fund payment made on the Company's 8.76% mandatory redeemable preferred stock in December 1998.

The increase in payments on long-term debt is due principally to the previously discussed principal payment activity. The Company utilized $6.2 million in proceeds, from the September 1998 property sale to Casco Bay Energy, released by the trustee in January 1999, to repay principal in connection with the $45 million medium term notes. The previously discussed $38.8 million repayment of the remaining outstanding medium term notes, $15 million redemption of the 10.25% First Mortgage Bonds, $2.1 million redemption of the 12.25% First Mortgage Bonds, and the redemption of $4.2 million of Pollution Control Revenue Bonds were accomplished through the utilization of the generation asset sale proceeds. Additionally, on October 20, 1999, the Company utilized asset sale proceeds to redeem the remaining $9 million of outstanding 8.76% mandatory redeemable preferred stock.

Cash flows were enhanced in the 1998 period by the previously discussed issuances of $69.8 million in medium term notes, net of $1.5 million which were required to be deposited in a capital reserve fund.

As previously discussed, the Company has maintained full borrowing capacity under its revolving credit facility since early in the second quarter of 1999. This elimination of short-term borrowings in the 1999 period is principally a result of the previously discussed enhancements in operating cash flows as well as the current availability of generation asset sale proceeds which have not yet been utilized to repay outstanding long-term debt.

In June 1998, in connection with entering into an Amended and Restated Revolving Credit and Term Loan Agreement, the Company deposited $4.6 million of proceeds from the financing with a third party trustee to secure the existing letter of credit related to the Pollution Control Revenue Bonds, until a new letter of credit was issued in the fourth quarter of 1998.

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

The estimated cost to conduct testing, develop or modify contingency plans, and replace non-compliant technologies is approximately $2 million, which includes both internal and external costs. Approximately $950,000 of these estimated costs are expected to be capitalized, instead of being charged to expense, since the costs relate principally to investments in new equipment and technologies and not the modification of existing systems. During the first nine months of 1999, approximately $1.1 million was expended in connection with the Y2K, of which $292,000 was capitalized and $779,000 charged to expense. Through September 30, 1999, on a cumulative basis, approximately $1.5 million has been expended, of which $613,000 has been capitalized and $867,000 charged to expense. Time and cost estimates are based on currently available information and could be affected by the ability to correct all relevant computer codes and equipment, and the Y2K readiness of the Company's business partners, among other factors.

There is no certainty as to whether the Company will be able to solve its potential Y2K issues. Consequently, the Company has identified realistic failure scenarios, which for contingency plans have been developed. In addition, detailed transition and staffing plans have also been developed allowing efficient and effective problem resolution in the event of an unanticipated failure.

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


             BANGOR HYDRO-ELECTRIC COMPANY
              CONSOLIDATED BALANCE SHEETS
                     000's Omitted
                      (Unaudited)
                                                         Sept. 30,   Dec. 31,
                        ASSETS                             1999        1998
                                                         --------    --------
INVESTMENT IN UTILITY PLANT:
    Electric plant in service, at original cost        $ 290,374   $ 352,975
    Less - Accumulated depreciation and amortization      86,911     101,633
                                                         --------    --------
                                                       $ 203,463   $ 251,342

    Construction work in progress                         17,775      13,930
                                                         --------    --------
                                                       $ 221,238   $ 265,272
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company               $   5,385   $   5,439
       Maine Electric Power Company, Inc.                    919         439
                                                         --------    --------
                                                       $ 227,542   $ 271,150
                                                         --------    --------
OTHER INVESTMENTS, principally at cost                 $   1,702   $   5,882
                                                         --------    --------
FUNDS HELD BY TRUSTEE, at cost                         $  23,040   $  29,868
                                                         --------    --------
CURRENT ASSETS:
    Cash and cash equivalents                          $  18,314   $   2,946
    Accounts receivable, net of reserve                   18,936      17,558
    Unbilled revenue receivable                           10,881      12,086
    Inventories, at average cost:
       Material and supplies                               2,749       2,909
       Fuel oil                                               47          16
    Prepaid expenses                                         222       1,129
                                                         --------    --------
       Total current assets                            $  51,149   $  36,644
                                                         --------    --------
DEFERRED CHARGES:
    Investment in Seabrook Nuclear Project, net of
       accumulated amortization of $31,447 in 1999
       and $30,173 in 1998                             $  27,395   $  28,669
    Costs to terminate/restructure power contracts,
       net of accumulated amortization of $95,660
       in 1999 and $80,059 in 1998                       123,008     136,979
    Maine Yankee decommissioning costs                    47,144      50,055
    Deferred regulatory assets                            24,664      32,996
    Demand-side management costs                             426         779
    Other                                                  8,743      12,666
                                                         --------    --------
      Total deferred charges                           $ 231,380   $ 262,144
                                                         --------    --------
         Total assets                                  $ 534,813   $ 605,688
                                                         ========    ========

See notes to the consolidated financial statements.



             BANGOR HYDRO-ELECTRIC COMPANY
              CONSOLIDATED BALANCE SHEETS
                     000's Omitted
                      (Unaudited)

                                                         Sept. 30,   Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES               1999        1998
                                                         --------    --------

CAPITALIZATION:
    Common stock investment                            $ 128,169   $ 118,864
    Preferred stock                                        4,734       4,734
    Preferred stock subject to mandatory redemption,
      exclusive of current sinking fund requirements       7,650       7,604
    Long-term debt, net of current portion               184,725     263,028
                                                         --------    --------
         Total capitalization                          $ 325,278   $ 394,230
                                                         --------    --------
CURRENT LIABILITIES:
    Notes payable - banks                              $       -   $  12,000
                                                         --------    --------

    Other current liabilities -
      Current portion of long-term debt and sinking
        fund requirements on preferred stock           $  20,874   $  27,109
      Accounts payable                                    14,037      13,896
      Dividends payable                                    1,368         295
      Accrued interest                                     3,837       3,474
      Customers' deposits                                    419         329
      Current income taxes (refundable) payable             (390)         86
                                                         --------    --------
         Total other current liabilities               $  40,145   $  45,189
                                                         --------    --------
         Total current liabilities                     $  40,145   $  57,189
                                                         --------    --------

DEFERRED CREDITS AND RESERVES:
    Deferred income taxes - Seabrook                   $  14,216   $  14,880
    Other accumulated deferred income taxes               57,049      63,775
    Maine Yankee decommissioning liability                47,144      50,055
    Deferred regulatory liability                          8,930       9,618
    Deferred gain on asset sale                           27,340       4,510
    Unamortized investment tax credits                     1,624       1,721
    Accrued pension and postretirement benefit costs       9,178       7,770
    Other                                                  3,909       1,940
                                                         --------    --------
      Total deferred credits and reserves              $ 169,390   $ 154,269
                                                         --------    --------
        Total Stockholders' Investment and Liabilities $ 534,813   $ 605,688
                                                         ========    ========

See notes to the consolidated financial statements.




                    BANGOR HYDRO-ELECTRIC COMPANY
             CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             000's Omitted
                              (Unaudited)

                                                          Sept. 30,   Dec. 31,
                                                             1999       1998
                                                          ---------  ---------
COMMON STOCK INVESTMENT
    Common stock, par value $5 per share-                $  36,817  $  36,817
       Authorized -- 10,000,000 shares
       Outstanding -- 7,363,424 shares in 1999 and 1998
    Amounts paid in excess of par value                     58,703     59,054
    Retained earnings                                       32,649     22,993
                                                          ---------  ---------
            Total common stock investment                $ 128,169  $ 118,864
                                                          ---------  ---------
PREFERRED STOCK-Non participating, cumulative-
    Par value $100 per share, authorized 600,000 shares
       Not redeemable or redeemable solely at the
         option of the issuer-
          7%,  Noncallable, 25,000 shares, authorized
            and outstanding                              $   2,500  $   2,500
          4.25%, Callable at $100, 4,840 shares,
            authorized and outstanding                         484        484
          4%, Series A, Callable at $110, 17,500 shares,
              authorized and outstanding                     1,750      1,750
                                                          ---------  ---------
                                                         $   4,734  $   4,734
                                                          ---------  ---------
       8.76%, Subject to mandatory redemption requirements-
          Callable at 103.13% if called on or prior to
             December 27, 1999,
             150,000 shares authorized and 90,000 shares
             outstanding in 1999 and 1998                $   9,244  $   9,198
                Less: Sinking fund requirements              1,594      1,594
                                                          ---------  ---------
                                                         $   7,650  $   7,604
                                                          ---------  ---------
LONG-TERM DEBT
   First Mortgage Bonds-
        10.25%  Series due 2019                          $       -     15,000
        10.25%  Series due 2020                             30,000     30,000
         8.98%  Series due 2022                             20,000     20,000
         7.38%  Series due 2002                             20,000     20,000
         7.30%  Series due 2003                             15,000     15,000
        12.25%  Series due 2001                                  -      3,743
                                                          ---------  ---------
                                                         $  85,000  $ 103,743
          Less: Sinking fund requirements                        -      1,675
                                                          ---------  ---------
             Total first mortgage bonds                  $  85,000  $ 102,068
                                                          ---------  ---------
   Variable rate demand pollution control revenue bonds
         Series 1983 due 2009                            $       -  $   4,200
                                                          ---------  ---------
   Other Long-Term Debt-
        Finance Authority of Maine - Taxable Electric Rate
          Stabilization Revenue Notes, 7.03% Series 1995A,
             due 2005                                    $ 100,600  $ 113,700
        Medium Term Notes, Variable interest rate- LIBO
          Rate plus 1.125%, due 2002                        18,405     21,900
        Medium Term Notes, Variable interest rate- LIBO
          Rate plus 2%, due 2000                                 -     45,000
                                                          ---------  ---------
                                                         $ 119,005  $ 180,600

          Less:  Current portion of long-term debt          19,280     23,840
                                                          ---------  ---------
                                                         $  99,725  $ 156,760
                                                          ---------  ---------
             Total long-term debt                        $ 184,725  $ 263,028
                                                          ---------  ---------
     Total Capitalization                                $ 325,278  $ 394,230
                                                          =========  =========
See notes to the consolidated financial statements.





                    BANGOR HYDRO-ELECTRIC COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           000's Omitted
                            (Unaudited)
                                                         Nine Months Ended
                                                          Sept. 30,  Sept. 30,
                                                            1999        1998
                                                         ---------   ---------
Cash Flows From Operating Activities:
  Net income                                            $  12,701   $   7,624
    Adjustments to reconcile net income to net cash
      from operating activities:
        Depreciation and amortization                       6,563       7,500
        Amortization of Seabrook Nuclear Project            1,274       1,274
        Amortization of contract buyouts and
          restructuring                                    15,601      15,242
        Other amortizations                                 1,832       1,469
        Allowance for equity funds used during
          construction                                         81        (309)
        Deferred income tax provision and amortization
          of investment tax credits                        (2,857)      4,041
        Asset sale interim revenue requirement
          deficiency                                         (853)          -
        Gain on sale of subsidiary                           (523)          -
    Changes in assets and liabilities:
        Release of Graham Station property sale
          proceeds by trustee                               6,200           -
        Payment received related to terminated
          purchased power contract                          1,750           -
        Costs to restructure purchased power
          contract                                           (849)     (7,448)
        Deferred incremental ice storm costs                    -      (4,192)
        Deferred incremental Maine Yankee costs             1,699        (869)
        Deferred Maine Yankee refueling costs                   -         286
        Exercise of PERC warrants-cash paid in
          lieu of issuing shares                           (2,834)          -
        Accounts receivable, net and unbilled revenue        (179)        689
        Accounts payable                                   (1,191)     (1,994)
        Accrued interest                                      363       1,043
        Current and deferred income taxes                     (62)        133
        Deferred revenue                                        -      (1,571)
        Other current assets and liabilities, net             412         262
        Other, net                                          1,239      (4,517)
                                                         ---------   ---------
Net Increase in Cash From Operating Activities:         $  40,367   $  18,663
                                                         ---------   ---------
Cash Flows From Investing Activities:
  Construction expenditures                             $ (15,346)  $ (13,244)
  Allowance for borrowed funds used during construction        61        (510)
  Asset sale proceeds                                      89,588           -
                                                         ---------   ---------
Net Increase (Decrease) in Cash From Investing
  Activities                                            $  74,303   $ (13,754)
                                                         ---------   ---------
Cash Flows From Financing Activities:
  Dividends on common stock                             $  (1,104)  $       -
  Dividends on preferred stock                               (822)       (920)
  Payments on long-term debt                              (84,538)    (52,353)
  Call premiums on early redemption of securities            (838)          -
  Proceeds from issuances of long-term debt, net of
      capital reserve fund requirements                         -      68,300
  Short-term debt, net                                    (12,000)    (15,000)
  Special deposit associated with securing
    letter of credit                                            -      (4,592)
                                                         ---------   ---------
Net Decrease in Cash From Financing Activities          $ (99,302)  $  (4,565)
                                                         ---------   ---------
Net Increase in Cash and Cash Equivalents               $  15,368   $     344
Cash and Cash Equivalents at Beginning of Period            2,946         937
                                                         ---------   ---------
Cash and Cash Equivalents at End of Period              $  18,314   $   1,281
                                                         =========   =========
Cash Paid During the Nine Months For:
     Interest (Net of Amount Capitalized)               $  15,066   $  16,776
     Income Taxes                                           8,800         425
                                                         =========   =========
See notes to consolidated financial statements.


                   BANGOR HYDRO-ELECTRIC COMPANY
        CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT
                           000's Omitted
                            (Unaudited)




                                               Amounts                Total
                                               Paid in                Common
                                    Common    Excess of  Retained     Stock
                                     Stock    Par Value  Earnings   Investment

BALANCE DECEMBER 31, 1997            $36,817    $56,969    $12,772    $106,558
Net income                                 -          -      7,624       7,624
Cash dividends declared on-
  Preferred stock                          -          -       (889)       (889)
Other                                      -          -        (46)        (46)
Issuance of warrants                       -      2,085           -      2,085
                                  ---------- ---------- ----------------------
BALANCE SEPTEMBER 30, 1998           $36,817    $59,054    $19,461    $115,332
                                  ========== ========== ======================
BALANCE DECEMBER 31, 1998            $36,817    $59,054    $22,993    $118,864
Net income                                 -          -     12,701      12,701
Cash dividends declared on-
  Preferred stock                          -          -       (790)       (790)
  Common stock                             -          -     (2,209)     (2,209)
Other                                      -          -        (46)        (46)
Exercise of warrants-cash paid
  in lieu of issuing shares                -       (351)          -       (351)
                                  ---------- ---------- ----------------------
BALANCE SEPTEMBER 30, 1999           $36,817    $58,703    $32,649    $128,169
                                  ========== ========== ======================

See notes to the consolidated financial statements.




                  BANGOR HYDRO-ELECTRIC COMPANY
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1999
                        -------------
                         (Unaudited)

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for the periods ended September 30, 1999 and 1998.

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

(2)  INCOME TAXES:

The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the federal income tax provision:

     	                               Nine Months Ended September 30,
                                       -------------------------------
                                           1999           1998
                                           ----           ----
                                        Amount   %      Amount   %
                                        ------   -      ------   -
                                           (Dollars in Thousands)
Federal income tax provision
     at statutory rate                  $7,250  35     $4,279   35
Plus permanent reductions in
     tax expense resulting
     from statutory exclusions
     from taxable income                    63   -         33    -
                                        ------ ---      -----  ---
Federal income tax provision before
     effect of temporary differences
     and investment tax credits         $7,313  35     $4,312   35
(Less) temporary differences that
     are flowed through for rate-
     making and accounting purposes       (462) (3)      (421)  (4)
(Less) utilization and amortization
     of investment tax credits            (363) (2)      (160)  (1)
                                         ------ ---      -----  ---
Federal income tax provision            $6,488  30     $3,731   30
                                        ====== ===      =====  ===

(3)  INVESTMENT IN JOINTLY OWNED FACILITIES:

Condensed financial information for Maine Yankee Atomic Power Company (Maine Yankee), Maine Electric Power Company, Inc. (MEPCO), Bangor-Pacific Hydro Associates (BPHA), Chester SVC Partnership (Chester) and Bangor Gas Company, LLC (Bangor Gas) is as follows:



                                 MAINE YANKEE         MEPCO
                                 ------------         -----
                                    (Dollars in Thousands)
                                         (Unaudited)
                                Operations for Nine Months Ended
                             -------------------------------------
                             Sept 30,  Sept 30,  Sept 30, Sept 30,
                               1999      1998      1999     1998
OPERATIONS:                  --------  --------  -------- --------
As reported by investee-
  Operating revenues        $ 53,604  $ 92,814  $ 2,072  $  2,466
                            ========= ========= ======== =========
  Earnings applicable to
   common stock             $  3,775  $  6,386  $ 3,225  $    822
                            ========= ========= ======== =========
Company's reported equity-
 Equity in net income       $    264  $    447  $   458  $    117
(Deduct) Add-Effect of
adjusting Company's
estimate to actual              (261)        9       33       (34)
                            ---------  --------  ------- ---------
  Amounts reported by Co.   $      3   $   456  $   491  $     83
                            ========== ========= ======== =========

                                MAINE YANKEE            MEPCO
                                ------------            -----
                                    (Dollars in Thousands)
                                       (Unaudited)
                                   Financial Position at
                            ----------------------------------
                            Sept 30, Dec. 31,  Sept 30,  Dec. 31,
                             1999       1998      1999      1998
FINANCIAL POSITION:        ---------  ---------  --------  --------
As reported by investee-
Total assets              $1,112,163 $1,183,298  $ 9,537   $ 5,515
  Less-
Preferred stock               16,200     16,800        -         -
Long-term debt                57,000     68,433       70       220
Other liabilities
 and deferred credits        962,572  1,018,575    3,099     2,079
                            --------- ----------  -------   -------
  Net assets              $   76,391 $   79,490  $ 6,368   $ 3,216
                          =========== ==========  =======   =======
Co.'s reported equity-
Equity in net assets      $    5,347 $    5,564  $   904   $   457
Add(Deduct)- Effect
of adjusting Company's
estimate to actual                38       (125)      15       (18)
                          ----------- ----------  -------   -------
Amounts reported by Co.  $     5,385 $    5,439  $   919   $   439
                          ========== ==========  =======   =========




In late July 1999, the Company sold its wholly-owned subsidiary Penobscot Hydro Company, Inc., which held a 50% ownership interest in BPHA (See Note 5). Consequently, no financial information related to financial position is presented for BPHA as of September 30, 1999.

                                     BPHA                 Chester
                              -------------------   ------------------
                                      (Dollars in Thousands)
                                          (Unaudited)
                                  Operations for Nine Months Ended *
                             -----------------------------------------
                               July 31,   Sept 30,  Sept 30,  Sept 30,
                                 1999       1998      1999      1998
                               --------   --------  --------  --------
OPERATIONS:
As reported by investee-
  Operating revenues           $ 4,426    $ 5,663   $ 3,244   $ 3,347
                               =======    =======   =======   =======
Net Income                     $ 1,730    $ 2,010   $     -   $     -
                               =======    =======   =======   =======
Co.'s reported equity
  in net income                $   865    $ 1,005   $     -   $     -
                               =======    =======   =======   =======
* Except for BPHA for the 1999 period, which is presented for the seven months ending July 31, 1999.

                                       Financial Position at
                               Sept 30,  Dec. 31,  Sept 30,  Dec. 31,
                                 1999      1998      1999      1998
                              ---------  --------  --------  --------
FINANCIAL POSITION:
As reported by investee-
  Total assets                $      -   $38,324   $25,427   $26,478
  Less-
    Long-term debt                   -    26,300    23,767    24,654
    Other liabilities                -     2,517     1,660     1,824
                              --------   -------   -------   -------
  Net assets                  $      -   $ 9,507   $     -   $     -
                              ========   =======   =======   =======
Co.'s reported equity
  in net assets               $      -   $ 4,754   $     -   $     -
                              ========   =======   =======   =======

At September 30, 1999, and December 31, 1998, the Company's wholly owned subsidiary, Penobscot Natural Gas Company, had a $307,000 and $77,000 equity investment in Bangor Gas, a start-up entity, respectively and recorded equity losses in Bangor Gas of approximately $170,000 and $55,000 for the nine months ended September 30, 1999 and 1998, respectively. At September 30, 1999 and December 31, 1998, Bangor Gas' total assets, principally construction work in progress, amounted to $6.8 million and $2.6 million, respectively.


(4)  EARNINGS PER SHARE:

The following table reconciles basic and diluted earnings per common share assuming all stock warrants were converted to common shares.

                               (Amounts in 000's, except per share data)
                              	For the Quarters     For the Nine Months
                                    Ended                 Ended
                              --------------------   -------------------
                                Sept 30,   Sept 30,    Sept 30,  Sept 30,
                                  1999       1998        1999      1998
                               --------   --------    --------  --------
Earnings applicable to
  common stock                  $  4,758   $  2,637    $11,865   $ 6,689
                                --------   --------    -------   -------
Average common
  shares outstanding               7,363      7,363      7,363     7,363
Plus: incremental shares
  from assumed conversion	         1,032        461        989       164
                                --------   --------    -------   -------
Average common shares
  outstanding plus assumed
  warrants converted               8,395      7,824      8,352     7,527
                                --------   --------    -------   -------
Basic earnings
  per common share              $    .65    $   .36    $  1.61   $   .91
                                ========    =======    =======   =======
Diluted earnings
  per common share              $    .57    $   .34    $  1.42   $   .89
                                ========    =======    =======   =======

(5)  GENERATION ASSET SALE:

On May 27, 1999, the Company completed most of the transaction for the sale of its electric generating assets and certain transmission rights to PP&L Global (PP&L). The purchase price for the assets transferred was $79 million.

The sale involved all but one of the Company's hydroelectric plants on the Penobscot, Piscataquis, and Union rivers and Bangor
Hydro's 8.33% ownership interest in the Wyman Unit #4 oil-fired plant in Yarmouth, Maine--a total base load capacity of 83 megawatts. The sale also involved a transfer by the Company of rights to transmit power over the Maine Electric Power Company (MEPCO) transmission facilities connecting the New England Power Pool (NEPOOL) to New Brunswick Canada; the Company's rights as a participant in the regional utilities' agreement with Hydro-Quebec pursuant to an agency agreement; and the Company's rights to develop a second high voltage transmission line that will connect NEPOOL to New Brunswick, Canada.

As discussed in the 1998 Form 10-K, the Company and other Maine utilities were required to sell their generation assets as a result of the comprehensive electric utility industry restructuring law adopted in Maine in 1997. The Company conducted an auction in 1998, which led to the signing of a purchase and sale agreement with PP&L in late September 1998. The purchase and sale agreement also includes the Company's 50% interest in the 13 megawatt West Enfield hydro station on the Penobscot River. In late July 1999, the Company received $10 million in proceeds from the transfer of the economic interest in that project, and in late August 1999, the Maine Public Utilities Commission (MPUC) approved the sale of Penobscot Hydro Company, Inc. (Penobscot Hydro), the Company's wholly-owned subsidiary which held the 50% interest in the West Enfield hydro station, to PP&L. The Company has utilized a significant portion of the net proceeds of the sale to reduce outstanding debt and preferred stock.

The Company realized a net gain on the sale related to the PP&L sale of approximately $23.0 million, and $22.5 million of this amount has been recorded as a deferred liability at September 30, 1999 on the Consolidated Balance Sheets. Included in this deferred amount is the accrual of carrying costs on the deferred gain balance and the net expense associated with the sale of its generating assets and the simultaneous purchased power buyback agreement with PP&L (See below for a discussion of the net expense). The deferred gain will be utilized to reduce electric rates effective March 1, 2000, with the introduction of retail competition. The remaining $.5 million of the gain relates to the portion of the gain on sale of Penobscot Hydro which is allocable to shareholders (recorded as other income in the Consolidated Statements of Income for the quarter ending September 30, 1999). For a discussion of the restructuring of the electric utility industry in the State of Maine, please see the 1998 Form 10-K.

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

Also in connection with the ARP Order, as a result of the sale of the Company's generation assets, the Company was required to defer all savings, for the period from the asset sale through February 29, 2000, associated with the sale of its generating assets and the simultaneous purchased power buyback agreement with PP&L. Any net savings for this period are to be flowed-back to customers effective with new rates on March 1, 2000. The Company filed its plan for measuring the net savings with the MPUC in June 1999, and the determination of the methodology for measuring the savings has been incorporated into the Company's current rate proceeding with the MPUC. The Company utilized this methodology to calculate a net expense, as compared to savings, for the 1999 period in the amount of approximately $1.5 million. This net expense has been recorded as an addition to the Company's electric operating revenues and as a reduction of the previously discussed deferred asset sale gain. Of this amount, the third quarter net expense was approximately $337,000. The reason for the net expense is due principally to the Company incurring unusually high purchased power costs during the extremely hot weather in early June and in July 1999, as a result of the Company no longer owning certain generation and transmission assets subsequent to the asset sale to PP&L. Since these high costs would not have occurred if the Company had not sold these assets, the Company has recorded the net expense as a reduction of the deferred asset sale gain.

In connection with the Company's current rate proceedings at the MPUC, the Company's proposed methodology for computing the previously discussed net expense and the rate used to calculate carrying costs on the deferred asset sale gain have been challenged by other parties in the rate proceedings. The Company is uncertain as to which method will ultimately be approved by the MPUC, and consequently has recorded a reserve of approximately $1.04 million on the Consolidated Balance
Sheets as of September 30, 1999 to reflect the estimated difference in the computations between the parties. On the Consolidated Statements of Income, this reserve is reflected as a $688,000 reduction in electric operating revenues, a $508,000 reduction in Allowance for Equity Funds Used During Construction and a $155,000 addition to Allowance for Borrowed Funds Used During Construction.

(7)   EXERCISE OF WARRANTS:

In the period from late June through August 1999, 299,999 common stock warrants, which were issued in connection with the Penobscot Energy Recovery Company (PERC) purchased power contract restructuring, were exercised at a market prices ranging from $16 1/16 to $16 11/16 per share. For a complete discussion of the PERC contract restructuring and the issuance of warrants, please see the 1998 Form 10-K. The Company exercised its option to pay cash to the holders of the warrants instead of actually issuing shares of common stock. These payments amounted to approximately $2.8 million. Since the common shares were not issued, and the Company had recorded the estimated fair value of the warrants when issued in June 1998 as an addition to the PERC regulatory asset and additional paid-in capital, an adjustment has been made in connection with the cash payments option to increase the PERC regulatory asset by approximately $2.5 million and reduce additional paid-in capital by approximately $351,000 as of September 30, 1999.


(8)  ELECTRIC UTILITY INDUSTRY RESTUCTURING-ACCOUNTING ORDER:

In September 1999 the Company received an accounting order from the MPUC related to the Company's request to defer certain incremental costs associated with electric utility industry restructuring. In connection with the accounting order, the Company recorded as a deferred asset in September 1999 approximately $314,000 of restructuring costs, which had previously been charged to operation and maintenance expense in 1999. In connection with the current rate proceeding with the MPUC, the deferred restructuring costs are expected to start being recovered on March 1, 2000. Based on the accounting order, the Company will defer, for future recovery, certain additional incremental restructuring costs through the advent of retail competition on March 1, 2000

(9)  RECLASSFICATIONS:

Certain 1998 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended September 30, 1999.



                 BANGOR HYDRO-ELECTRIC COMPANY




	FORM 10-Q FOR PERIOD ENDING SEPTEMBER 30, 1999




                            PART II







Item 6.  Exhibits and Reports on Form 8-K


      Exhibits:  None.



      Reports on Form 8-K:  None.





                      BANGOR HYDRO-ELECTRIC COMPANY

             FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1999




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




                           BANGOR HYDRO-ELECTRIC COMPANY
                                 (Registrant)


                             /s/ Frederick S. Samp
                             ---------------------

Dated: November 15, 1999
                              Frederick S. Samp
                         Vice President - Finance & Law
                           (Chief Financial Officer)