Form 10-K
period 1999-12-31
BANGOR HYDRO ELECTRIC CO
filed 2000-03-30
CIK 9548

FORM 10-K


			   SECURITIES AND EXCHANGE COMMISSION

			       WASHINGTON, D.C.  20549


		      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
			    THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal year ended December 31, 1999   Commission File No. 0-505
				  ------------------                      -----

			  BANGOR HYDRO-ELECTRIC COMPANY
	     -------------------------------------------------
	    (Exact Name of Registrant as specified in its charter)


                 MAINE                                 01-0024370
      --------------------------               ------------------------
	  State of Incorporation)              (I.R.S. Employer ID No.)


                  33 STATE STREET, BANGOR, MAINE             04401
	   ----------------------------------------        --------
           (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code    207-945-5621
						    ---------------


Securities registered pursuant to Section 12(b) of the Act:

	Title of each class            Name of exchange on which registered

      COMMON STOCK, $5 PAR VALUE                   NEW YORK STOCK EXCHANGE

      --------------------------                   -----------------------
	Securities registered pursuant to Section 12(g) of the Act:

			       Common Stock, $5 Par value

			(7,363,424 shares outstanding at March 20, 2000)
			 -------------------------------------------------

			7% Preferred Stock, $100 Par Value
			 ----------------------------------

			4 1/4% Preferred Stock, $100 Par Value
			 -----------------------------------------

			4% Preferred Stock Series A, $100 Par Value

			 -----------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No
     -------        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value on March 20, 2000 of the voting stock held by non-affiliates of the registrant was $116.1 million.

The information required by Part III Items 10, 11, 12 and 13 is incorporated by reference from the registrant's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1999.


			      FORM 10-K

	     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

							     PAGE
							     ----

Cover Page                                                     1

Index                                                          3

PART I:

------
Items 1 through 2:  Business; Properties                       6

     -General                                                  6
     -Certain Issues Facing the Company                        8
     -Construction Program                                     9
     -Rates and Regulation                                     9
     -Seabrook                                                10
     -Joint Ventures                                          10
     -Employees                                               12
     -Power Supply Sources                                    12
     -Company-owned Generation                                12
     -Power Purchase Contracts                                12
     -Maine Yankee                                            13
     -Environmental Matters                                   18

Item 3: Legal Proceedings                                     18

Item 4: Submission of Matters to a Vote of Security Holders   19

PART II:

-------
Item 5: Market for Registrant's Common Equity and Related
	Stockholder Matters                                          19

Item 6: Selected Financial Data                               21

Item 7: Management's Discussion and Analysis of Results
	of Operations and Financial Condition                        23

Item 8: Financial Statements & Supplementary Data             33

	-Consolidated Statements of Income                           33
	-Consolidated Balance Sheets                                 34
	-Consolidated Statements of Capitalizations                  36
	-Consolidated Statements of Cash Flows                       37
	-Consolidated Statements of Common Stock Investment          38
	-Notes to Consolidated Financial Statements                  39
	   1) Nature of Operations and Summary of
	      Significant Accounting Policies                        39
	   2) Income Taxes                                           41
	   3) Common and Preferred Stock and
	      Earnings Per Share                                     43
	   4) Lending Agreements and Monetization
	      of Power Sale Contract                                 44
	   5) Postretirement Benefits                                45
	   6) Jointly Owned Facilities and Power
	      Supply Commitments                                     48
	   7) Recovery of Seabrook Investment and
	      Sale of Seabrook Interest                              56
	   8) Unaudited Quarterly Financial Data                     56
	   9) Fair Value of Financial Instruments                    56
	  10) Industry Restructuring and Rate Regulation             57
	  11) Storm Damage                                           60
	  12) Construction of Facilities for Casco Bay Energy        60
	  13) Derivative Financial Instruments                       60
	  14) Contingencies                                          61

Report of Independent Accountants                             63

Item 7A: Quantitative and Qualitative Disclosures
	 about Market Risk                                           64

Item 9: Changes in and Disagreements with Audit Firms
	on Financial Disclosures                                     64

PART III:

--------
Item 10:  Directors and Executive Officers of
	  the Registrant                                             64

Item 11:  Executive Compensation                              66

Item 12:  Security Ownership of Certain Beneficial
	  Owners and Management                                      68

Item 13:  Certain Relationships and Related Transactions      69


PART IV:

-------
Item 14:  Exhibits, Financial Statement Schedules,
	  and Reports on Form 8-K                                    70

Signatures                                                    72

Report of Independent Accountants                             73

Schedule VIII - Reserve for Doubtful Accounts                 74

EXHIBIT INDEX:

-------------
Exhibits Filed Herewith                                      75

Exhibits Incorporated Herein by Reference                    76




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

PART I
------
ITEMS 1 THROUGH 2  BUSINESS; PROPERTIES
---------------------------------------
GENERAL
-------


	The Company is a public utility primarily engaged in the transmission and distribution of electric energy, with a service area of approximately 5,275 square miles having a population of approximately 192,000 people. The Company serves approximately 107,000 customers in portions of the counties of Penobscot, Hancock, Washington, Waldo, Piscataquis and Aroostook. The Company also purchases energy at wholesale and sells energy to retail customers and to other utilities for resale.

	The Company owns approximately 600 miles of transmission lines and approximately 3,600 miles of distribution lines to serve its customers. The Company owns a variety of customer and business information systems used to manage its business operations. Other properties consist of office, garage and warehouse facilities at various locations in its service area.

	The Company has three material wholly-owned subsidiaries, Bangor Var Co., Inc. ("Bangor Var Co."), Penobscot Natural Gas Company, Inc. ("Penobscot Gas"), and Bangor Energy Resale, Inc. Bangor Var Co. was incorporated in 1990 to hold the Company's 50% interest in a partnership which owns certain facilities used in the Hydro-Quebec Phase II transmission project ("HQ-II") in which the Company is a participant. For a further discussion of Penobscot Hydro Co. and Bangor Var Co., see "Joint Ventures." Penobscot Gas is a corporation organized under Maine law in 1998. It was formed to be a general partner whose sole function is to own Bangor Hydro's interest in Bangor Gas Company, LLC ("Bangor Gas"). Bangor Gas is a limited liability company organized under Maine law in 1997. It was formed to be a local natural gas distribution company in the greater Bangor, Maine area. On March 7, 2000, the Company and Penobscot Gas entered into a Stock Purchase Agreement to sell the Company's interest in Penobscot Gas to SEMPRA Energy. For a further discussion of Penobscot Gas and Bangor Gas, see Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Events Affecting The Electric Utility Industry And The Company -
Bangor Gas Joint Venture".    Finally, Bangor Energy Resale, Inc. was formed
in 1997 as a special purpose vehicle to permit Bangor Hydro's use of a power sales agreement as collateral for a bank loan. For a further discussion of this transaction, see Note 4 to the Consolidated Financial Statements included in Item 8, below.

In 1999, 30.4% of the Company's kilowatt hour ("KWH") sales were to residential customers, 31.1% were to commercial customers, 38.0% were to industrial customers and 0.5% were to other customers. For additional information concerning the Company's sales, see Item 6, "Selected Financial Data".

The Company's KWH sales are generally higher during the winter months, with the winter peak electric demand usually 15% higher than the summer peak. During 1999, however, the Company experienced its maximum peak electric demand during the summer months, with the peak of approximately 293.08 megawatts ("MW") occurring on July 28, 1999. At that time the Company had approximately 267.72 MW of generating capacity and firm purchased power, comprised of 27.4 MW from Company-owned generating units, 44.3 MW from non-utility power producers, and 196.0 MW from short term contract purchases. The Company served the remainder of its peak demand though spot market purchases.

	The Company owns 7% of the common stock of Maine Yankee Atomic Power Company ("Maine Yankee"), which owns and, prior to its permanent closure in 1997, operated an 880 MW nuclear generating plant in Wiscasset, Maine. Maine Yankee, which had commenced commercial operation on January 1, 1973, is the only nuclear facility in which the Company has an ownership interest. The Company's equity ownership in the plant had entitled the Company to about 7% of the output pursuant to a cost-based power contract. Pursuant to a contract with Maine Yankee, the Company is obligated to pay its pro rata share of Maine Yankee's operating expenses, including decommissioning costs.
 In addition, under a Capital Funds Agreement entered into by the Company and the other sponsor utilities, the Company may be required to make its pro rata share of future capital contributions to Maine Yankee if needed to finance capital expenditures. See "Maine Yankee" and Note 6 to the Consolidated Financial Statements included in Item 8, below.

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


	The Company is subject to the regulatory authority of the Maine Public Utilities Commission ("MPUC") as to retail distribution rates, accounting, service standards, territory served, the issuance of securities and various other matters. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") as to certain matters, including rates for wholesale purchases and sales of energy and capacity and transmission services. Maine Yankee is subject to extensive regulation by the Nuclear Regulatory Commission ("NRC"). See "Rates and Regulation."

	The principal executive offices of the Company are located at 33 State Street, Bangor, Maine 04401; telephone (207) 945-5621.


     CERTAIN ISSUES FACING THE COMPANY
     ---------------------------------

CHANGES IN THE ELECTRIC UTILITY INDUSTRY AND IN REGULATION - Pursuant to "An Act to Restructure the State's Electric Industry", enacted in 1997 by the Maine Legislature, effective March 1, 2000, the Company is no longer permitted to engage directly in the generation and sale of electric energy unless designated by the Maine Public Utilities Commission to provide so-called "standard offer" service. For the period March 1, 2000 through February 28, 2001, the MPUC has ordered the Company to assume the responsibility for providing standard offer service. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Events Affecting The Electric Utility Industry And The Company - Standard Offer Service" and Note 10 to the Consolidated Financial Statements included in Item 8, below. The Company will remain regulated as a provider of electricity transmission and distribution services. As part of the restructuring process, the Company completed the sale on May 27, 1999 of substantially all Company-owned generation assets to PP&L Global, Inc., a
subsidiary of PP&L Resources, Inc.   See Item 7, "Management's Discussion and
Analysis of Results of Operations and Financial Condition - Recent Events Affecting The Electric Utility Industry And The Company - Sale of Company's Generating Assets" and Note 10 to the Consolidated Financial Statements included in Item 8, below.

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

     CONSTRUCTION PROGRAM
     --------------------

The Company's construction program consists of extensions and improvements of its transmission and distribution facilities, capital improvements to the Company's internal computer and information systems and other general projects within the Company's service area. The Company projects that capital expenditures will aggregate approximately $40-50 million in the period 2000 through 2002.

     RATES AND REGULATION
     --------------------

RATE MATTERS - The Company has been involved in rate proceedings with the MPUC since mid-1998 to determine its revenue requirement as a T&D utility starting March 1, 2000 and the recoverability of the Company's stranded costs. In February 2000, the Company received a final rate order from the MPUC setting its T&D and stranded cost rates effective March 1, 2000. The Company's total annual revenue requirement as set in the rate proceedings, including $40 million associated with stranded cost recovery, amounted to $
103.2 million. The stranded cost recovery includes the decommissioning and other plant closure expenses for Maine Yankee. There were no write-offs of previously deferred costs based on the final rate order.

In Maine, stranded costs are treated in the same manner as most other costs and may be included in calculations for prospective rate changes. Absent any rate proceedings, however, in 2003 and every three years thereafter until the stranded costs are recovered, the MPUC shall review and reevaluate the stranded cost recovery. Customers reducing or eliminating their consumption of electricity by switching to self-generation, conversion to alternative fuels or utilizing demand-side management measures cannot be assessed exit or entry fees.

OTHER REGULATION - The MPUC regulates numerous other matters affecting the Company, including financing, construction of transmission facilities, credit and collection, conservation and demand side management programs, low income rate subsidies and purchases from non-utility power producers.

	Maine Yankee is subject to extensive regulation by the NRC. Under its continuing jurisdiction, the NRC may, after appropriate proceedings, require modification of nuclear power generating units for which operating or nonoperating licenses have already been issued, or impose new conditions on such permits or licenses.

     The FERC regulates rates for transmission services and rates for sales of electricity to other utilities.

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

     JOINT VENTURES
     --------------

BANGOR GAS - In 1998 the Company formed Penobscot Gas, whose sole function was to be a 50% general partner in Bangor Gas Company, LLC (Bangor Gas), which is constructing a natural gas distribution system in the greater Bangor, Maine area. Sempra Energy, a joint venture of Pacific Enterprises and Enova Corporation, owns the other 50% interest in Bangor Gas. Gas service to Maine has become feasible for the first time because of the development of the Maritimes & Northeast Pipeline Project, extending from the Sable Offshore Energy Project near Sable Island, Nova Scotia, through the state of Maine and interconnecting with the Tennessee Gas Pipeline in Dracut, Massachusetts. The pipeline passes near the Bangor area. As the restructuring of the electric industry in Maine has developed, the Company has become increasingly cognizant of the need to focus on its core electric transmission and dis-tribution business. Consequently the Company has determined that it no longer desires to participate in the Bangor Gas joint venture. On March 7, 2000, the Company and Penobscot Gas entered into a Stock Purchase Agreement to sell the Company's interest in Penobscot Gas to SEMPRA Energy. Penobscot Gas' investment in Bangor Gas as of December 31, 1999 is approximately $328,000 and is recorded as an Other Investment on the Consolidated Balance Sheets.

NEPOOL/HYDRO-QUEBEC - The Company is a 1.6% participant in the NEPOOL/Hydro-Quebec Phase 1 project (Phase 1), a 690 MW DC intertie between the New England utilities and Hydro-Quebec constructed by a subsidiary of another New England utility at a cost of about $140 million. The participants receive their respective share of savings from energy transactions with Hydro-Quebec, and are obliged to pay for their respective shares of the costs of ownership and operation whether or not any savings are realized.

	The Company is also a 1.5% participant in the NEPOOL/Hydro-Quebec Phase 2 project (Phase 2), which involves an increase to the capacity of the Phase
1 intertie to 2,000 MW. As in the Phase 1 project, the Company receives a share of the anticipated energy cost savings derived from purchases from Hydro-Quebec and capacity benefits provided by the intertie and is required to pay its share of the costs of ownership and operation whether or not any savings are obtained. In connection with the generation asset sale in May
1999, the Company sold its rights as a participant in the regional utilities agreement with Hydro-Quebec. See Note 6 to the Consolidated Financial Statements included in Item 8, below. The Company, though, is still required to pay its share of the costs of ownership and operation of the Hydro-Quebec intertie. Also in connection with the asset sale, PP&L Global (PP&L) has agreed to pay the Company $400,000 per year to partially offset the Company's on-going Hydro-Quebec support payments. Since the Company still has an obligation for the costs of the Hydro-Quebec intertie, but it has sold the rights to the benefits as a participant, a $7.5 million liability (included in Other Long-term Liabilities) and corresponding regulatory asset (included in Other Regulatory Assets) have been recorded as of December 31, 1999 on the Consolidated Balance Sheet representing the present value of the Company's estimated future payments (net of the $400,000 to be received from PP&L) for costs of ownership and operation of the Hydro-Quebec intertie.

BANGOR VAR CO. - In 1990, the Company formed BVC, whose sole function is to be a 50% general partner in Chester, a partnership which owns a static var compensator (SVC), which is electrical equipment that supports the Phase 2 transmission line. A wholly-owned subsidiary of Central Maine Power Company owns the other 50% interest in Chester. Chester has financed the acquisition and construction of the SVC through the issuance of $33 million in principal amount of 10.48% senior notes due 2020, and up to $3.25 million in principal amount of additional notes due 2020 (collectively, the SVC Notes). The holders of the SVC Notes are without recourse against the partners or their parent companies and may only look to Chester and to the collateral for payment. The New England utilities which participate in Phase 2 have agreed under a FERC approved contract to bear the cost of Chester, on a cost of service basis, which includes a return on and of all capital costs.

MEPCO - The Company owns 14.2% of the common stock of MEPCO. MEPCO owns and operates electric transmission facilities from Wiscasset, Maine, to the Maine-New Brunswick border. Information relating to the operations and financial position of Maine Yankee and MEPCO appears above. In connection with the Company's generation asset sale, the Company sold certain of its rights to MEPCO transmission capacity. See Note 10 to the Consolidated Financial Statements included in Item 8, below.

     EMPLOYEES
     ---------

At December 31, 1999, the Company had 429 full time employees approximately 50% of whom were represented by a local union affiliated with the International Brotherhood of Electrical Workers (AFL-CIO). The present collective bargaining agreement with union employees expires December 31, 2004. The Company believes that its relations with its employees are satisfactory.

	POWER SUPPLY SOURCES
	--------------------

COMPANY-OWNED GENERATION - As part of the electric industry restructuring process in the State of Maine, on May 27, 1999, the Company completed the sale of most of its electric generating assets and certain transmission rights to PP&L Global, Inc. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Events Affecting The Electric Utility Industry And The Company - Sale of Company's Generating Assets".

       The Company continues to own eleven internal combustion generation units located at three stations having a total capacity of 21 MW. These units are used to provide voltage support for the Company's local transmission and distribution system, as needed, and to provide generating capacity to serve the Company's power sales contract with UNITIL Power Corp., a New Hampshire based electric utility, with a contract term ending in the year 2003.


POWER PURCHASE CONTRACTS - The following chart sets forth information concerning the Company's major power purchase contracts exclusive of Maine Yankee.



					       CONTRACTED QUANTITY OF
  SELLER            TERM OF CONTRACT             CAPACITY OR ENERGY

----------        --------------------       -------------------------
Bangor-Pacific    August 21, 1986 through    Total output of energy
(Hydroelectric)   May 31, 2024, at which     from facility with name
		  time Company can either    plate rating of not more
		  purchase the facility      than 16 MW
		  at its fair market value
		  or extend the contract
		  for an additional 15
		  years (if the West
		  Enfield Project's FERC
		  license is also
		  extended)

Penobscot Energy  January 21, 1984 through   Total output of firm
Recovery Company  February 28, 2018          energy; minimum annual
("PERC")(Refuse)                             delivery of 105,000,000
					     KWH up to a maximum of
					     166,440,000 KWH per
					     calendar year


	As part of the electric industry restructuring process in the State of Maine, in late 1999, the Company entered into a contract to sell the output of these contracts to Morgan Stanley Capital Group, a subsidiary of Morgan Stanley Dean Witter & Company, for a two year period. Also a part of the transaction are all of the energy and capacity from several smaller
agreements with Pumpkin Hill, Milo, Green Lake and Sebec Hydro.   See Note 6
to the Consolidated Financial Statements included in Item 8, below.

	For the period March 1, 2000 through February 28, 2001, the MPUC has ordered the Company to assume the responsibility for providing standard offer service. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Events Affecting The Electric Utility Industry And The Company - Standard Offer Service" and Note 10 to the Consolidated Financial Statements included in Item 8, below. The Company intends to meet its obligations through short term contracts and spot market purchases, a strategy that has been approved by the MPUC.

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

PERMANENT SHUTDOWN OF THE MAINE YANKEE PLANT - On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. The Plant had experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire in 2008.

MAINE YANKEE RATE CASE SETTLEMENT - On November 6, 1997, Maine Yankee submitted to FERC for filing certain amendments to the Power Contracts (the "Amendatory Agreements") and revised rates to reflect the decision to shut down the Plant and to request approval of an increase in the decommissioning component of its formula rates. Maine Yankee's submittal also requested certain other rate changes, including recovery of unamortized investment (including fuel) and certain changes to its billing formula, consistent with the non-operating status of the Plant. By Order dated January 14, 1998, the FERC accepted Maine Yankee's new rates for filing, subject to refund after a minimum suspension period, and set for hearing Maine Yankee's Amendatory Agreements, rates, and issues concerning the prudence of the Plant shutdown decision that had been raised by intervenors.

During 1998 and early 1999 the active intervenors, including among others the MPUC Staff, the Maine Office of the Public Advocate ("OPA"), the Company and other owners, municipal and cooperative purchasers of Maine Yankee power (the "Secondary Purchasers"), and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations, which resulted in the filing of a settlement agreement with the FERC on January 19, 1999. A separately negotiated settlement filed with the FERC on February 5, 1999, resolved the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the public interest and approved by the FERC on June 1, 1999. The settlements constitute full settlement of all issues raised in the FERC proceeding, including decommissioning-cost issues pertaining to the prudence of management, operation, and decision to permanently cease operation of the plant.

The primary settlement provided for Maine Yankee to collect $33.1 million in the aggregate annually, effective August 1, 1999, including both decommissioning costs and costs related to Maine Yankee's planned on-site independent spent fuel storage installation ("ISFSI"). The 1997 FERC filing had called for an aggregate annual collection rate of $36.4 million for decommissioning and ISFSI, based on a 1997 estimate. Pursuant to the approved settlement the amount collected annually has been reduced to approximately $15.6 million, effective October 1, 1999, as a result of 1999 Maine legislation allowing Maine Yankee to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency.

The settlement also provides for recovery of the unamortized investment (including Fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to maximum allowed equity amounts, which resulted in a refund of $9.3 million (including tax impacts) distributed to the sponsors on a pro rata basis on July 15, 1999. The Settling Parties also agreed not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee. In addition, the settlement contains incentives for Maine Yankee to achieve further savings in its decommissioning and ISFSI-related costs and resolves issues concerning restoration and future use of the Plant site and environmental matters of concern to certain of the intervenors in the proceeding.

As a separate part of the settlement, the Company, the other two Maine utilities which own interests in Maine Yankee, the MPUC Staff, and OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement, the Company is recovering its Maine Yankee costs in accordance with its most recent rate order from the MPUC.

Finally, the Maine Agreement requires the Company and the other two
Maine utilities, for the period from March 1, 2000, through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. The Company's share of that amount would be $5.7 million for the period. Based on the results of the two-year entitlement auction already completed, the Company will not incur any liability for this provision in year 2000 and does not believe that it will incur any liability in 2001.

The Company believes that the approved settlement, including the Maine Agreement, constitutes a reasonable resolution of the issues raised in the Maine Yankee FERC proceeding, which has eliminated significant uncertainties concerning and the Company's future financial performance.

LOW-LEVEL WASTE DISPOSAL. The federal Low-Level Radioactive Waste Policy Amendments Act (the "Waste Act"), enacted in 1986, required states either alone or in multistate compacts to provide for the disposal of low-level radioactive waste generated within their borders. Subsequently, the states of Maine, Texas and Vermont entered into a compact for the disposal of low-level waste at a site in Texas. The compact provides for Texas to take Maine's low-level waste over a 30-year period for disposal at a then-planned facility in west Texas. In return, Maine would be required to pay $25 million, assessed to Maine Yankee by the State of Maine, payable in two equal installments, the first after ratification by Congress and the second upon commencement of operation of the Texas facility; or, as a possible alternative, the states could agree to a financing arrangement for the payment, in which case Maine Yankee's share, along with interest, could be paid out over an extended period of time. In addition, Maine Yankee would be assessed a total of $2.5 million for the benefit of the Texas county in which the facility would be located and would also be responsible for its pro-rata share of the Texas governing commission's operating expenses.

The bill providing for ratification of the compact was before several sessions of the Congress before finally being approved in September, 1998. However, in October, 1998, the Texas Natural Resources Conservation Commission voted to deny a permit for the proposed west Texas site for the facility.

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


NUCLEAR INSURANCE. The Price-Anderson Act is a federal statue providing, among other things, a limit on the maximum liability for damages resulting from a nuclear incident. Coverage for the liability is provided for by existing private insurance and retrospective assessments for costs in excess of those covered by insurance, up to $88.1 million for each reactor owned, with a maximum assessment of $10 million per reactor in any year. However, after appropriate exemptive action by the NRC Maine Yankee, and therefore its sponsors, are not responsible for retrospective assessments resulting from any event or incident occurring after January 7, 1999.

SPENT FUEL - Maine Yankee's spent fuel is currently stored in the spent fuel pool at the Plant site. Federal legislation enacted in December 1987 directed the DOE to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) disposal site at Yucca Mountain, Nevada. The legislation also provided for the possible development of a Monitored Retrievable Storage ("MRS") facility and abandoned plans to identify and select a second permanent disposal site. An MRS facility would provide temporary storage for high-level waste prior to eventual permanent disposal. The DOE has indicated that the permanent disposal site is not expected to open before 2010, although originally scheduled to open in 1998.
 The United States Congress has been unable to agree on legislation to reform the federal spent nuclear fuel program.

In 1994, several nuclear utilities other than Maine Yankee filed suit against the DOE. The utilities sought a declaration from the United States Court of Appeals for the District of Columbia Circuit that the Nuclear Waste Policy Act of 1982 required the DOE to take responsibility for spent nuclear fuel in 1998. In July 1996, the court held that the DOE was obligated "to start disposing of [spent nuclear fuel] no later than January 31, 1998". The DOE did not appeal the decision, but announced in December 1996 that it anticipated it would be unable to start accepting spent nuclear fuel for disposal by January 31, 1998. A large number of nuclear utilities and state regulators filed a new lawsuit against the DOE in January 1997 seeking to force the DOE to honor its obligation to store spent nuclear fuel and seeking other appropriate relief.

In November 1997, the U.S. Court of Appeals for the District of Columbia Circuit confirmed the DOE's obligation. On February 19, 1998, Maine Yankee filed a petition in the same court seeking to compel the DOE to take Maine Yankee's spent fuel from the Plant site "as soon as physically possible," alleging that removing the spent fuel on the DOE's indicated schedule would delay the decommissioning of the Maine Yankee Plant indefinitely. On May 5, 1998, the Court dismissed Maine Yankee's lawsuit, as well as that of the other nuclear utilities and state regulators, saying that petitioners' failure to pursue remedies under the standard contract rendered their appeal not appropriate at that time for review. On June 2, 1998, Maine Yankee filed a claim for money damages in the U.S. Court of Federal Claims for the costs associated with the DOE's failure to begin to take fuel in 1998. On November 3, 1998, the Court granted summary judgment in favor of Maine Yankee, ruling that the DOE had violated its contractual obligations and leaving the amount of damages incurred by Maine Yankee for later determination by the Court. Maine Yankee expects the hearing on its claim to take place in late 1999. Maine Yankee intends to pursue its claim for damages vigorously, but as an alternative to DOE disposal is considering construction of an independent spent-fuel storage installation ("ISFSI") on the Plant site.

HAZARDOUS SUBSTANCE SITE - Maine Yankee has been notified by the Maine Department of Environmental Protection ("DEP") that it is one of many potentially responsible parties under the Maine Uncontrolled Hazardous Substance Sites law for having arranged for the transport of hazardous substances to sites owned by the Portland Bangor Waste Oil Company that have been designated uncontrolled hazardous substance sites by the DEP. Under the Maine law, each responsible party is jointly and severally liable for costs associated with the abatement, cleanup or mitigation of the hazards at such a site. Since the investigations by the DEP and Maine Yankee are in their early stages and a large number of potentially responsible parties are involved, the Company cannot now predict the amount of costs that Maine Yankee will ultimately be required to assume. Environmental costs that are unrelated to the decommissioning and dismantlement of the Plant site could generally be considered to be operation and maintenance costs to be recovered through Maine Yankee's billing process.

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

The Company has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for this site. Additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. At
December 31, 1999, the liability recorded by the Company for its estimated environmental remediation costs amounted to $331,000. The Company's actual future remediation costs may be higher as additional factors become known.

The Company estimates that during 2000 it will spend approximately
$373,465 in operations expenses and $55,500 in capital expenditures to comply with environmental standards for air, water and hazardous materials.


Item 3  LEGAL PROCEEDINGS

	-----------------
See Note 14 to the Company's Financial Statements for a discussion of potential liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act.

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

------  ---------------------------------------------------
Not applicable.



PART II
-------

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------  ---------------------------------------------------------------------
As of December 31, 1999, there were 5,768 holders of record of the Company's common stock.

	The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "BGR".

The following table sets forth the high and low prices for the Common
Stock as reported by the NYSE.  The prices shown do not include commissions.



								    Dividends
								    Declared
Fiscal Period                              High          Low        Per Share

-------------                               ----          ---        ---------
1998
----
  First Quarter................           $8 5/8       $6 1/8            $.00
  Second Quarter...............            9 1/8        7 11/16           .00
  Third Quarter................           10 15/16      7 15/16           .00
  Fourth Quarter...............           12 13/16      9                 .00

1999
----
  First Quarter................          $14 5/16         $12 9/16       $.00
  Second Quarter...............           16 3/8           11 7/8         .15
  Third Quarter................           16 15/16         15 3/4         .15
  Fourth Quarter...............           17 5/16          15             .15

2000
----
 First Quarter
      (through March 20, 2000)..         $16 1/4          $14 1/8        $.20

Approximately 82% of the outstanding shares of common stock are registered in the "street names" of depositories and brokers for the benefit of their clients who are unknown to the Company. Therefore, the actual number of stockholders at any given time, including these "beneficial owners", is likely to be substantially greater than the number of holders shown on the Company's records.


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

Item 6 Selected Financial Data

BANGOR HYDRO-ELECTRIC COMPANY
SIX-YEAR STATISTICAL SUMMARY
(Unaudited)
                                                         1999       1998       1997       1996       1995       1994
-----------------------------------------           ---------  ---------  ---------  ---------  ---------  ---------
Megawatt Hours (MWH) Generated And Purchased
Hydro Generation (Company)                            205,265    275,379    262,377    321,532    275,810    271,616
Nuclear Generation (Maine Yankee)                          -          -          -     348,719     13,606    456,871
Oil (Company)                                          69,026     96,476     69,580     26,912     50,706     35,759
Biomass/Refuse                                        137,384    156,051    159,990    163,279    177,558    190,218
NEPOOL/Other Purchases                              1,629,643  1,522,125  1,583,093  1,359,116  1,540,530    958,363
                                                    ---------  ---------  ---------  ---------  ---------  ---------
  Total Generated & Purchased                       2,041,318  2,050,031  2,075,040  2,219,558  2,058,210  1,912,827
    Less Line Losses and Company Use                  143,198    139,028    147,298    141,426    140,128    136,908
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Remainder-MWH sold                                  1,898,120  1,911,003  1,927,742  2,078,132  1,918,082  1,775,919
                                                    =========  =========  =========  =========  =========  =========
Classification of Sales-MWH
Residential                                           533,566    522,836    533,161    536,490    513,076    516,470
Commercial                                            545,087    524,292    515,904    508,331    507,243    504,992
Industrial                                            667,059    662,382    687,365    652,087    690,863    614,169
Lighting                                                8,911      8,901      8,780      8,945      9,547      9,416
Wholesale                                               2,716      2,704      3,841      4,486     10,961     11,705
                                                    ---------  ---------  ---------  ---------  ---------  ---------
  Total MWH Billed to Customers                     1,757,339  1,721,115  1,749,051  1,710,339  1,731,690  1,656,752
    Unbilled Sales-Net Increase (Decrease)             11,772      1,040     33,011      2,998      4,658      6,366
                                                    ---------  ---------  ---------  ---------  ---------  ---------
  Total Delivered Sales (MWH)                       1,769,111  1,722,155  1,782,062  1,713,337  1,736,348  1,663,118
    (Less) Interruptible Sales                        230,378    248,091    265,438    237,553    295,818    231,128
                                                    ---------  ---------  ---------  ---------  ---------  ---------
    Total Firm Delivered Sales (MWH)                1,538,733  1,474,064  1,516,624  1,475,784  1,440,530  1,431,990
Off-System Sales                                      129,009    188,848    145,680    364,795    181,734    112,801
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Total Energy Sales (MWH)                            1,898,120  1,911,003  1,927,742  2,078,132  1,918,082  1,775,919
                                                    =========  =========  =========  =========  =========  =========
Electric Operating Revenues and Expenses (000's)
Operating Revenues
Residential                                           $73,304    $71,396    $67,532    $66,805    $66,061    $64,008
Commercial                                             63,093     60,191     55,391     54,010     54,702     53,250
Industrial                                             43,560     42,645     41,930     39,105     40,257     37,200
Lighting                                                2,268      2,207      2,065      2,032      2,051      2,010
Wholesale                                                 220        235        310        314        859        937
                                                    ---------  ---------  ---------  ---------  ---------  ---------
  Total Revenue from Customers                       $182,445   $176,674   $167,228   $162,266   $163,930   $157,405
    Unbilled Sales-Net Increase (Decrease)              2,042        481      2,375        408        210      1,450
                                                    ---------  ---------  ---------  ---------  ---------  ---------
  Total Revenue                                      $184,487   $177,155   $169,603   $162,674   $164,140   $158,855
    (Less) Interruptible Revenue                       10,049     11,064     11,215      9,537     11,149      8,450
                                                    ---------  ---------  ---------  ---------  ---------  ---------
  Total Firm Revenue                                 $174,438   $166,091   $158,388   $153,137   $152,991   $150,405
    Off-System Revenue                                 12,947     14,630     13,615     18,384     14,098     12,750
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Total Operating Revenues                             $197,434   $191,785   $183,218   $181,058   $178,238   $171,605
                                                    =========  =========  =========  =========  =========  =========
Operating Expenses
Fuel for Generation and Purchased Power               $80,748    $82,027    $92,792    $78,477    $98,684   $104,132
Operating and Maintenance Expense                      36,492     34,448     32,471     32,441     35,711     33,498
Depreciation and Amortization                          30,565     31,891     35,104     29,965     20,544     10,333
Taxes                                                  14,032     11,642      3,168     10,249      6,306      8,803
                                                    ---------  ---------  ---------  ---------  ---------  ---------
  Total Operating Expenses                           $161,837   $160,008   $163,535   $151,132   $161,245   $156,766
                                                    =========  =========  =========  =========  =========  =========
Summary of Operations (000's)
Operating Revenue                                    $197,994   $195,144   $187,324   $187,374   $184,914   $174,098
Operating Expenses                                    161,837    160,008    163,535    151,132    161,245    156,766
Other Income (including equity AFDC)                    2,806      1,292      1,292      1,466        760      1,308
Interest Expense (net of borrowed AFDC)                20,683     24,963     25,467     26,425     20,092     11,183
                                                    ---------  ---------  ---------  ---------  ---------  ---------
  Net Income (Loss)                                   $18,280    $11,465      ($386)   $11,283     $4,337     $7,457
    Less Preferred Dividends                              945      1,244      1,376      1,537      1,702      1,652
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Earnings (Loss) on Common Stock                       $17,335    $10,221    ($1,762)    $9,746     $2,635     $5,805
                                                    =========  =========  =========  =========  =========  =========
Selected Financial Data
Total Assets (000's)                                 $543,950   $605,688   $600,583   $556,629   $566,076   $381,250

Electric Plant (000's)
Total Electric Plant                                 $318,435   $372,782   $358,878   $341,526   $323,664   $303,637
Depreciation Reserve                                   84,825    101,633     96,595     87,736     81,934     75,667
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Net Electric Plant                                   $233,610   $271,149   $262,283   $253,790   $241,730   $227,970
                                                    =========  =========  =========  =========  =========  =========
Capitalization (000's)
Short-Term Debt                                             -    $12,000    $34,000    $32,500    $35,000    $27,000
Long-Term Debt                                        183,300    263,028    221,643    274,221    288,075    116,367
Redeemable Preferred Stock                                  -      7,604      9,137     10,670     12,070     13,740
Preferred Stock                                         4,734      4,734      4,734      4,734      4,734      4,734
Common Equity                                         132,722    118,864    106,558    108,321    103,192    105,658
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Total                                                $320,756   $406,230   $376,072   $430,446   $443,071   $267,499
                                                    =========  =========  =========  =========  =========  =========
Capital Structure Ratios (%)
Short-Term Debt                                           -%        3.0%       9.1%       7.5%       7.9%      10.1%
Long-Term Debt                                          57.1%      64.7%      58.9%      63.7%      65.0%      43.5%
Preferred Stock                                          1.5%       3.0%       3.7%       3.6%       3.8%       6.9%
Common Stock                                            41.4%      29.3%      28.3%      25.2%      23.3%      39.5%
                                                   ---------  ---------  ---------  ---------  ---------  ---------
Total                                                  100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
                                                   =========  =========  =========  =========  =========  =========
Miscellaneous Statistics
Shares Outstanding (Average)                        7,363,424  7,363,424  7,363,424  7,336,174  7,264,360  6,947,746
Shares Outstanding (Year End)                       7,363,424  7,363,424  7,363,424  7,363,424  7,301,557  7,185,143
Number of Common Stockholders (Year End)                5,678      6,328      6,868      7,734      8,250      7,705
Basic Earnings (Loss) Per Common Share                 $2.35      $1.39     ($0.24)     $1.33      $0.36      $0.84
Diluted Earnings (Loss) Per Common Share               $2.08      $1.33     ($0.24)     $1.33      $0.36      $0.84
Dividends Declared Per Common Share                    $0.45          -          -      $0.72      $0.87      $1.32
Book Value Per Common Share                           $18.02     $16.14     $14.47     $14.71     $14.13     $14.71
Return on Common Equity                                13.81%      9.11%   (1.64)%       9.09%      2.51%      5.55%
Ratio of AFDC to Common Stock Earnings                  (4)%         11%     (48)%         12%        48%        45%
Ratio of Earnings to Fixed Charges                      2.25%      1.59%      0.86%      1.50%      1.14%      1.49%
Payout Ratio                                              26%        -%         -%         54%       242%       157%
Percentage of Construction Expenditures
  Funded Internally                                      100%       100%       100%       100%        86%        72%
                                                   =========  =========  =========  =========  =========  =========
Residential Customer Data
Average Number of Customers                            91,726     90,888     90,433     89,769     86,194     85,041
Kilowatt-Hours per Customer                             5,817      5,753      5,896      5,976      5,953      6,073
Revenue per Customer                                  $799.16    $785.54    $746.76    $744.19    $766.42    $752.67
Revenue per Kilowatt-Hour in Cents                      13.74      13.65      12.67      12.45      12.88      12.39
                                                    =========  =========  =========  =========  =========  =========
Miscellaneous System Data
Net System Capability at Time of Peak
  (MW) Firm*                                           273.72     381.54     344.44     373.04     330.01     340.45
System Peak Demand (MW)                                293.08     281.63     277.06     274.32     267.98     275.84
Reserve Margin at Time of Peak**                        (6.6)%      35.5%      24.3%      36.0%      23.2%      23.4%
System Load Factor                                       74.5%      75.4%      79.5%      77.0%      79.9%      73.5%
                                                    =========  =========  =========  =========  =========  =========

  * The net system capability was reduced in 1999 as a result of the generation asset sale.
 ** While the reserve margin at time of peak in 1999 was negative, the system requirements were met through spot market purchases.

Item 7
	       MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
       ------------------------------------------------

Recent Events Affecting the Electric Utlility Industry and the Company
----------------------------------------------------------------------


Industry Restructuring - As discussed in the 1998 Form 10-K, in 1997, the Maine Legislation enacted "An Act to Restructure the State's
Electric Industry", some of the principal provisions of which are as follows:

(1) Beginning on March 1, 2000, all consumers of electricity have the right to purchase generation services directly from competitive electricity suppliers who will not be subject to rate regulation.

(2) The Company must divest of most of its generation related assets and business functions. As discussed below, in 1999 the Company completed transactions to sell most of its generation related assets to PP&L Global (PP&L).

(3) Billing and metering services will be subject to competition beginning March 1, 2002, but the legislation permits the Maine Public Utilities Commission (MPUC) to establish an earlier date, no sooner than March 1, 2000. There is currently activity within the legislature to extend the date one year to March 1, 2003 and limit the scope of the competitive billing and metering services to only the largest industrial customers. If such a change is enacted, the implementation of competitive billing and metering would not have a significant impact on the Company or its operations.

(4) The Company will continue to provide transmission and distribution (T&D) services which will be subject to continued regulation by the MPUC.

(5) Maine electric utilities will be permitted a reasonable opportunity to recover legitimate, verifiable and unmitigable costs that are otherwise unrecoverable as a result of retail competition in the electric utility industry (stranded costs).

Under the restructuring law, the Company, as a transmission and distribution utility, is prohibited from engaging in the generation and sale of electric energy. The law permits the Company to establish an independent affiliate to engage in retail electricity marketing activities, but only on a limited basis and subject to stringent rules governing the relationship among the regulated utility, its independent marketing affiliate and other competitors. In light of those restrictions and except as it is required to provide standard offer service discussed below, the Company does not believe it will be involved in the generation and sale of energy after March 1, 2000 and that its basic business will continue to be as a regulated transmission and distribution utility. The Company may also pursue appropriate opportunities in other regulated or unregulated business activities that are compatible with the Compa-ny's basic business and are not burdened with the restrictions that will apply to electricity marketing activities.

Much of the Company's focus and resources have been devoted to facilitating the implementation of the restructur-ing law. Many of the Company's basic business processes are being adapted to meet the requirements of the changed business environment. In addition, the MPUC has decided upon a number of issues relating to restructuring that will have an impact on the Company's future earnings, including the procedures for future rate regulation and the levels of stranded costs for which recovery will be allowed.

Current Rate Proceedings - The Company has been involved in rate proceedings with the MPUC since mid-1998 to determine its revenue requirement as a T&D utility starting March 1, 2000 and the recoverability of the Company's stranded costs. In February 2000, the Company received a final rate order from the MPUC setting its T&D and stranded cost rates effective March 1, 2000. The Company's total annual revenue requirement as set in the rate proceedings, including $40 million associated with stranded cost recovery, amounted to $ 103.2 million. The stranded cost recovery includes the decommissioning and other plant closure expenses for Maine Yankee. There were no write-offs of previously deferred costs based on the final rate order.

In Maine, stranded costs are treated in the same manner as most other costs and may be included in calculations for prospective rate changes. Absent any rate proceedings, however, in 2003 and every three years thereafter until the stranded costs are recovered, the MPUC shall review and reevaluate the stranded cost recovery.
Customers reducing   or eliminating their consumption of electricity
by switching to self-generation, conversion to alternative fuels or utilizing demand-side management measures cannot be assessed exit or entry fees.

Sale of Company's Generating Assets - On May 27, 1999, the Company completed most of the transaction for the sale of its electric generating assets and certain transmission rights to PP&L. The purchase price for the assets transferred was $79 million.

The sale involved all but one of the Company's hydroelectric plants on the Penobscot, Piscataquis, and Union rivers and Bangor Hydro's 8.33% ownership interest in the Wyman Unit #4 oil-fired plant in Yarmouth, Maine-a total base load capacity of 83 megawatts. The sale also involved a transfer by the Company of rights to transmit power over the Maine Electric Power Company (MEPCO) transmission facilities connecting the New England Power Pool (NEPOOL) to New Brunswick Canada; the Company's rights as a participant in the regional utilities' agreement with Hydro-Quebec pursuant to an agency agreement; and the Company's rights to develop a second high voltage transmission line that will connect NEPOOL to New Brunswick, Canada.

As discussed in the 1998 Form 10-K, the Company and other Maine utilities were required to sell their generation assets as a result of the comprehensive electric utility industry restructuring law adopted in Maine in 1997. The Company conducted an auction in 1998, which led to the signing of a purchase and sale agreement with PP&L in late September 1998. The purchase and sale agreement also included the Company's 50% interest in the 13 megawatt West Enfield hydro station on the Penobscot River. In late July 1999, the Company received $10 million in proceeds from the transfer of the economic interest in that project, and in late August 1999, the MPUC approved the sale to PP&L of Penobscot Hydro Company, Inc. (Penobscot Hydro), the Company's wholly-owned subsidiary which held the 50% interest in the West Enfield hydro station. The Company has utilized a significant portion of the net proceeds of the sale to reduce outstanding debt and preferred stock.

The Company realized a net gain on the sale to PP&L of approximately $24.8 million, and $24.3 million of this amount has been recorded as a deferred liability at December 31, 1999 on the Consolidated Balance Sheets. Included in the determination of the deferred gain on sale is the accrual of carrying costs on the deferred gain balance, the selling and closing costs associated with the asset sale, the costs incurred related to the early retirement of debt and preferred stock through the utilization of asset sale proceeds, income tax expense impacts associated with the asset sale gain, and the net expense associated with the sale of its generating assets and the simultaneous purchased power buyback agreement with PP&L (see below for a discussion of the net expense). As specified in the previously discussed rate order from the MPUC, the deferred gain will be utilized over a 70 month period to reduce electric rates effective March 1, 2000. As discussed in Note 6, the other $.5 million of the gain on the sale of Penobscot Hydro, that is allocable to shareholders pursuant to orders of the MPUC, has been recorded as other income in 1999.

As discussed in the 1998 Form 10-K, in September 1998, the Company sold certain property and equipment at its Graham Station site in Veazie, Maine, to Casco Bay Energy for $6.2 million. The Company realized a net gain from the sale of $5.1 million, which has been recorded as a deferred liability at December 31, 1999. Included in the determination of this deferred gain is the accrual of carrying costs on the deferred gain balance, the selling and closing costs associated with the asset sale, and the net savings associated with the sale of these assets (through reduced depreciation and property tax expense, and the return on these assets included in the Company's rates through March 1, 2000). Consistent with the deferred gain on sale of generating assets discussed above, this $5.1 million gain will also be utilized to reduce electric rates starting March 1, 2000.

As discussed above, as a result of the sale of the Company's generation assets, the Company was required by the MPUC to defer all savings, for the period from the asset sale through February 29, 2000, associated with the sale of its generating assets and the simultaneous purchased power buyback agreement with PP&L. This included savings associated with the Casco Bay Energy sale in September 1998. Any net savings or expense for this period are to be flowed-back to/recovered from customers effective with new rates on March 1, 2000. As of December 31, 1999 the net expense recorded as a reduction of the deferred asset sale gain amounted to approximately $225,000. The reason for the net expense is due principally to unusually high purchased power costs during hot weather in early June and in July 1999 to replace generation lost from the asset sale to PP&L. Since these high costs would not have occurred if the Company had not sold these assets, the Company has recorded the net expense as a reduction of the deferred asset sale gain.

Alternative Rate Plan Filing - In May 1999, the MPUC approved a portion of the Company's February 1999 request for rate adjustment under the so-called Alternative Rate Plan or ARP. Pursuant to the MPUC Order, the Company implemented an increase in its standard tariff of about 1.36% effective June 1, 1999. An ARP is a method of utility regulation intended to replace the costly, controversial periodic rate increase proceedings of the past. Under such a plan, utilities are permitted to adjust rates annually based on a formula tied to inflation minus a "productivity factor". Adjustments for certain specified categories of costs that are unrelated to inflation are also permitted. The MPUC implemented this plan for the Company in 1998.

The 1999 increase was comprised entirely of the recovery of some of the specified categories of costs that are unrelated to inflation. This was made up mostly of the recovery of a portion (about $1.4 million, or about 25%) of the costs incurred in connection with the 1998 ice storm. The inflation component actually contributed to a reduction of the 1999 adjustment because the productivity factor offset of 1.2% exceeded the inflation rate of .9%. The ARP will not be in effect with the implementation of new rates on March 1, 2000, and the Company is uncertain if any alternative rate plan will be adopted in the future.

Deferral of Restructuring Related Costs - Also as part of the restructuring law, employees, other than officers, displaced as a result of retail competition are entitled to certain severance benefits and retraining programs, and these costs are recoverable through charges collected by the regulated distribution company. In connection with this part of the law, the Company incurred approximately $840,000 in benefit costs associated with the employees terminated as a result of the generation asset sale. This amount has been deferred as a component of Other Regulatory Assets on the Consolidated Balance Sheets as of December 31, 1999. In 1999, the Company has also been incurring significant costs in connection with implementing various aspects of the electric industry restructuring. Consequently, the Company filed an accounting order request with the MPUC in 1999 to seek the deferral of certain incremental costs associated with this effort. In September 1999 the Company received an accounting order from the MPUC related to the Company's request which approved the deferral of certain incremental restructuring related costs. In connection with the accounting order, the Company has deferred, as a component of Other Regulatory Assets on the Consolidated Balance Sheets as of December 31, 1999, approximately $829,000 of restructuring costs. As a result of the current rate order received from the MPUC, the Company will start recovery of the deferred restructuring costs discussed above, amounting to $1.7 million, on March 1, 2000 over a three-year period. Based on the accounting order, the Company will also defer, for future recovery, certain additional incremental restructuring costs incurred from January 1, 2000 through the advent of retail competition on March 1, 2000.

Standard Offer Service - The restructuring law also provided for a standard-offer service being available for all customers who do not choose to purchase energy from a competitive supplier starting March 1, 2000. The MPUC solicited bids from competitive energy suppliers to provide energy under the standard offer service, but all bids were rejected as too high. Consequently, as permitted by the Maine legislature, the MPUC has ordered the Company to assume the responsibility of being the standard offer service provider starting March 1, 2000 for a one-year period. The MPUC has established the schedule of rates that the Company may charge for the standard offer service. The Company must purchase the energy for these customers from third parties, and the MPUC has allowed the Company to defer the difference between the revenues realized from the standard offer sales and the costs incurred to provide this service. This deferred amount will be recovered from/returned to customers in a future rate proceeding.

Bangor Gas Joint Venture-In 1998 the Company formed Penobscot Gas, whose sole function was to be a 50% general partner in Bangor Gas Company, LLC (Bangor Gas), which is constructing a natural gas distribution system in the greater Bangor, Maine area. Sempra Energy, a joint venture of Pacific Enterprises and Enova Corporation, owns the other 50% interest in Bangor Gas. Gas service to Maine has become feasible for the first time because of the development of the Maritimes & Northeast Pipeline Project, extending from the Sable Offshore Energy Project near Sable Island, Nova Scotia, through the state of Maine and interconnecting with the Tennessee Gas Pipeline in Dracut, Mass-achusetts. The pipeline passes near the Bangor area. As the restructuring of the electric industry in Maine has developed, the Company has become increasingly cognizant of the need to focus on its core electric transmission and distribution business. Consequently the Company has determined that it no longer intends to participate in the Bangor Gas joint venture and intends to sell its joint venture interest. Penobscot Gas' investment in Bangor Gas as of December 31, 1999 is approximately $328,000 and is recorded as an Other Investment on the Consolidated Balance Sheets. Management is currently unable to predict the financial statement impact of this decision.

Common Stock Dividends-At a regularly scheduled board of directors meeting held on June 16, 1999, the board of directors of the Company declared a cash dividend on its common stock of $.15 per share, payable July 20, 1999 to shareholders of record on June 30, 1999. This was the first common stock dividend since the Company's board of directors voted not to declare a common dividend payments in March 1997 due to financial difficulties triggered by problems at the Maine Yankee nuclear generating plant. The Company has a 7% ownership interest in Maine Yankee, which was permanently shut down later in 1997 and is now in the process of being decommissioned. As a result of regulatory orders from the MPUC that provide certainty about Maine Yankee cost recovery, the Company's financial position became more secure. The Company also declared cash dividends on its common stock of $.15 per share at the end of each of the third and fourth quarters of 1999. Prior to the March 1997 vote, the Company had been paying quarterly dividends on its common stock of $.18 per share.

The Year 2000 Issue-The Company has successfully transitioned into the Year 2000 (Y2K) without experiencing any material technological problems. All of the Company's electrical equipment and computer systems continue to function normally as the Company continues to monitor these systems for any abnormalities. The Company experienced minor problems which were quickly identified and corrected. These anomalies did not harm the Company's systems or data and did not have any significant impact on operations or customers.

The successful rollover to the year 2000 was due, in large part, to the Company establishing a structured approach in connection with its Y2K compliance activities. The Company inventoried and prioritized its mission critical systems which included:

   -   The entire electrical transmission and distribution system,
   -   Telecommunications systems (phone and radio),
   -   Computer networks including division offices,
   -   Customer Information System (outage processing),
   -   Geographical Information System, and
   - Key facilities devices (generators and uninterrupted power supply systems).

The Company attained its goal of inventorying and prioritizing and completed testing of the systems and devices that support its mission critical operations as of June 30, 1999.

The Company also identified and contacted the third parties with which it has a material relationship in order to establish their Y2K status. The Company will continue to monitor these relationships to ensure that key third parties are able to continue their expected level of services.

The Company will continue to assess its systems and have contingency plans in place as part of normal operations to deal with any potential problems. With the assessment, testing, and transition into the year 2000 complete, the Company believes that the probability of encountering problems of a material nature with its systems or the systems of a third party has been substantially reduced.

Through December 31, 1999, the cost to conduct testing, develop and modify contingency plans, and replace non-compliant technologies was approximately $1.8 million, which included both internal and external costs. Approximately $1 million of such expenditures were charged to expense, and the remaining $700,000 of costs were capitalized, since the costs related principally to investments in new equipment and technologies and not the modification of existing systems. During 1999, approximately $1.3 million was expended in connection with the Y2K, of which $400,000 was capitalized and $900,000 charged to expense. The Company charged approximately $100,000 to expense in January 2000 in connection with Y2K activities.

Other-Management's discussion and analysis of results of operations and financial condition contains items that are "forward-looking" as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Factors that might cause such differences include, but are not limited to, future economic conditions, relationships with lenders, earnings retention and dividend payout policies, electric utility restructuring, developments in the legislative, regulatory and competitive environments in which the Company operates and other circumstances that could affect revenues and costs.

Liquidity, Capital Requirements, and Capital Resources
------------------------------------------------------

The Consolidated Statements of Cash Flows reflect events for the years ended December 1999, 1998 and 1997 as they affect the Company's liquidity. Net cash provided by operations was $47.4 million in 1999, $30.9 million in 1998, and $36.4 million in 1997.

Positively impacting cash flows from operating activities in the 1999 period as compared to 1998 were the beneficial impacts of the 5.83% and 1.36% rate increases effective February 13, 1998 and June 1, 1999, respectively, $1.8 million received from the federal government in connection with service restoration costs associated with the major ice storm in January 1998 (see Note 11), a $1.75 million payment received in the first quarter of 1999 related to a terminated purchased power contract (see Note 6), a $2.9 million reduction in deferred Maine Yankee incremental costs in the 1999 period as compared to 1998, and a reduction in the Company's interest payments of $2.9 million in the 1999 period due principally to the long-term debt principal payments and reduction in borrowings on the Company's revolving credit facility in 1999. In addition, in the 1998 period, cash flows were reduced by $7.7 million in payments associated with restructuring the Penobscot Energy Recovery Company
(PERC) purchased power contract as compared to $1.1 million in such payments in 1999 (see Note 6), were reduced by a $1.3 million due to the effect of a large customer who prepaid its electric usage for a one-year period in the third quarter of 1997, and were reduced by $4.2 million because of incremental costs incurred in 1998 in connection with the previously discussed ice storm.

Offsetting the previously discussed cash flow enhancements in 1999 as compared to 1998 were an $8.2 million increase in state and federal income tax payments as a result of the gain on sale of generating assets for income tax purposes. In 1999 the Company recorded $5.3 million in cost deferrals associated with its generation asset sale as compared to $2.3 million of such costs in 1998 (see Note 10). The generation asset sale cost deferrals include the selling and closing costs associated with the sale, the costs incurred for the early retirement of long-term debt and preferred stock through the utilization of asset sale proceeds, income tax expense impacts associated with the asset sale gain, and the net expense associated with the sale of the generating assets and the simultaneous purchased power buyback agreement with PP&L. Also in 1999, the Company paid $3.3 million to holders of the PERC warrants in lieu of issuing shares of common stock (see Note 6).

Negatively impacting cash flows from operations in the 1998 period as compared to 1997 were the approximately $7.7 million in costs incurred to restructure the PERC purchased power contract, the $4.2 million in incremental costs incurred in connection with the January 1998 ice storm, as well as the $2.3 million in deferred costs incurred to sell the Company's generation assets. Cash flows were also reduced by the effect of the large customer, which prepaid its electric usage for a one-year period in the third quarter of 1997. Finally, reducing cash flows from operations in the 1998 period was approximately $1.5 million in costs incurred associated with the new revolving credit facility, term loan and the $24.8 million in medium term notes. Offsetting these cash flow reductions were the beneficial impact of the 3.8% temporary rate increase on July 1, 1997, the 5.83% rate increase effective February 1998, and the reduction in Maine Yankee related costs incurred in 1998 as a result of the shutdown of the plant in 1997.

Over the last three years, capital expenditures have been $20.3 million in 1999, $18.2 million in 1998 and $17.5 million in 1997. In 1999, approximately $8 million of the capital expenditures were related to the Company's electric distribution system, $5.6 million was associated with the electric transmission system and certain fiber optic equipment, $3.2 million was expended in connection with Y2K compliance and restructuring related activities, and the remainder related to other general property and equipment, software, and internal combustion facilities. In 1998, approximately $2.6 million of the capital expenditures were related to implementing new geographic and financial information systems, $.9 million were related to the Company's power production facilities, $7.3 million were for its distribution system, and $6.2 million were for its transmission system, with the remainder related to other general property and equipment and costs associated with the licensing of hydroelectric projects. The Company expects its capital expen-ditures to total between $40 and $50 million over the next three years (excluding capital expenditures related to the previously discussed gas fired power plant being developed by Casco Bay Energy, which will be reimbursed), although it may be necessary to adjust the budget for capital expenditures on a year-to-year basis.

As previously discussed, the Company received approximately $79.6 million in proceeds related to its generation asset sale in late May 1999 and an additional $10 million in late July 1999 in connection with the sale of Penobscot Hydro.

Also impacting cash flows from operations were the previously discussed Graham Station property sale proceeds. The full $6.2 million in sales proceeds were required to be deposited with a third party trustee in September 1998. In January 1999 the trustee released the $6.2 million to the Company, and the funds were utilized to repay outstanding medium term notes.

The reduction in preferred dividends in 1999 as compared to 1998 resulted from the $1.5 million sinking fund payment made on the Company's 8.76% mandatory redeemable preferred stock in December 1998 and the final redemption of the remaining outstanding preferred stock in October 1999. The reduction in preferred dividends paid in 1998 as compared to 1997 resulted from a $1.5 million sinking fund payments made on the 8.76% preferred stock in December 1997.

As previously discussed, the Company reinstated its common stock dividend in the second quarter of 1999, resulting in the increase in dividends on common stock in the 1999 period. No common dividends were paid in 1998, while in 1997 no common dividends were paid after the first quarter.

In 1999 the Company made $85.8 million in repayments on long-term debt. The increase in repayments in 1999 was due principally to the utilization of generation asset sale proceeds. The Company made $3.7 million in principal repayments on the Company's 12.25% first mortgage bonds (which were fully repaid in August 1999); a $13.1 million principal payment at the end of June 1999 on the Finance Authority of Maine Revenue Notes; $4.7 million in payments on the $24.8 million medium term notes; principal repayments of $6.2 million and $38.8 million in January and June 1999, respectively, on the $45 million medium term notes which were issued on June 29, 1998; the full redemption of $15 million in outstanding 10.25% series first mortgage bonds in early July 1999; and the redemption of $4.2 million in outstanding variable rate Pollution Control Revenue Bonds in early September 1999.

The Company made $1.8 million in sinking fund payments on its 12.25% first mortgage bonds in 1998. In the first quarter of 1998 the Company made the final $2.5 million payment on its 6.75% first mortgage bonds and made a $4 million principal repayment on its medium term notes. In June 1998 the Company made a $12.3 million principal payment on its Finance Authority of Maine Revenue Notes. Also, as previously discussed, in connection with the new credit agreement, the Company fully repaid its $30 million in outstanding medium term notes in June 1998. In 1998 the Company made $2.9 million in principal payments associated with the medium term notes issued in connection with the UNITIL Power Corp. (UNITIL) contract monetization (see Note 4).

In connection with the monetization of the UNITIL contract, the Company issued $24.8 million in medium term notes on March 31, 1998. The Company's net proceeds from this issuance were $23.3 million, due to the requirement to deposit $1.5 million in a capital reserve fund for the final payment of principal and interest in 2002. Of the $23.3 million of proceeds received, the Company utilized $19 million to repay borrowings outstanding under its revolving credit facility. The remaining funds were utilized for the PERC purchased power contract restructuring transaction. Also, in June 1998 the Amended and Restated Revolving Credit and Term Loan Agreement provided a two-year term loan of $45 million.

In 1997 the Company repaid $14 million of principal on its outstanding medium term notes and made $1.9 million in sinking fund payments on its 12.25% first mortgage bonds.

In 1999, through the use of generation asset sale proceeds, the Company redeemed the remaining outstanding 90,000 shares of its 8.76% mandatory redeemable preferred stock amounting to $9 million. As discussed in more detail in Note 3 to the Consolidated Financial Statements, the Company also made approximately $563,000 in payments to the institutional holder of the 8.76% series preferred stock related to a "make whole provision" under the preferred stock purchase agreement. Of this amount approximately $320,000 was recorded as a reduction of the deferred asset sale gain, while approximately $243,000 was recorded as a reduction in the 8.76% preferred stock balance. In each of 1998 and 1997 the Company made sinking fund payment of $1.5 million on this preferred stock and $94,000 in make whole provision payments.

Capital and operating needs in 1999, 1998 and 1997 were met through internally generated funds, the Company's revolving credit line, generation asset sale proceeds in 1999, and, for 1998, the new medium term notes. As a result of the Amended and Restated Revolving Credit and Term Loan Agreement in 1998, these facilities should provide adequate borrowing capacity for the Company's operation, maintenance and construction funding requirements.

The Company has approximately $133 million of first mortgage bonds and other long-term debt maturities in the period 2000-2004.

Results of Operations
---------------------

Earnings - Basic earnings (loss) per common share were $2.35, $1.39, and $(.24), for the years ended 1999, 1998 and 1997, respectively. Earned return on average common equity was 13.8% in 1999 and 9.1% in 1998.

Results for 1999 compared favorably to those in 1998 in part because of several one-time benefits to earnings (of approximately $.52 per common share net of income taxes). The largest of these was a $1.5 million income tax benefit recorded in the fourth quarter of 1999 (approximately $.20 per common share) from the flow through of unamortized deferred investment tax credits and excess deferred income taxes associated with the 1999 sale of the Company's generation assets. Other one-time items for 1999 include a gain on the sale of a subsidiary as part of the mandatory divestiture of generation assets (approximately $.04 per common share after taxes) recorded in the third quarter of 1999. In the second quarter the Company recorded a one-time benefit of $896,000 ($.07 per common share after taxes) because of the settlement of a dispute related to the NEPOOL transmission rates, and in the first quarter the Company recorded a one-time benefit of $802,000 ($.07 per common share after taxes) due to the settlement, by the NEPOOL, of a contract dispute with Hydro-Quebec. Finally, in 1999 the Company participated in a major construction project for a third party unrelated to its core utility business. This activity, now completed, allowed the Company to charge some of its fixed costs directly to that third party and resulted in a benefit to 1999 earnings of $.14 per share after taxes.

Aside from the above mentioned benefits, improvement in 1999 earnings is also attributable to improved energy sales and to the fact that the February 1998 rate increase authorized by the MPUC was in effect for the entire year.

The improvement in 1998 earnings as compared to 1997 was attributable largely to the February 1998 rate increase, as well as increased costs incurred in 1997 related to the shutdowns of the Maine Yankee nuclear power plant (see Note 6).

Revenues - Electric operating revenue for 1999 increased by $2.9 million as compared to 1998 due principally to the impact of the previously discussed rate increases on February 13, 1998 and on June 1, 1999, and an overall 2.7% increase in kilowatt-hour (KWH) sales (excluding off-system sales, which are sales related to power pool and interconnection agreements and resales of purchased power) in the 1999 period. The increase in KWH sales in 1999 was affected by service interruptions during the ice storm in January 1998, slightly colder weather in the winter and spring of 1999, and warmer weather during the summer months of 1999 as compared to 1998. The increased revenues were offset by a $1.7 million reduction in off-system sales in the 1999 period and a $1.8 million reduction in revenue sharing from the Company's largest industrial customer.

Electric operating revenue for 1998 increased by $7.8 million as compared to 1997 principally due to a 3.8% temporary rate increase effective on July 1, 1997 and the additional 5.83% rate increase effective February 1998. Also benefiting 1998 revenues was a $1 million increase in off-system sales. Offsetting these positive factors somewhat was a 3.4% reduction in total KWH sales (excluding off-system sales) in 1998 as compared to 1997, due primarily to decreased usage by the Company's largest special contract customers and the fact that 1998 was the warmest year on record, which along with the January 1998 ice storm, resulted in reduced electricity sales. Also decreasing electric operating revenues in 1998 as compared to 1997 was the recording in 1997 of $335,000 in revenues from the sale of air emission allowances to a coal fired generating facility, and $350,000 in revenue recognized under a shared savings distribution agreement with another utility.

Expenses - Fuel for generation and purchased power expense decreased $1.3 million in 1999 as compared to 1998. The decreased expense was a result of several factors. The previously discussed settlements of the disputes with Hydro-Quebec and NEPOOL resulted in $747,000 and $896,000 reductions in expense, respectively in 1999. The Company recorded a benefit of $2.9 million in 1999 as compared to $2 million for 1998 related to savings realized from the restructuring of the PERC purchased power contract in June 1998. The $1.7 million reduction in off-system sales in 1999 also impacted the decrease in fuel and purchased power expense.

Excluding the impact of the unusually high replacement power costs incurred in June 1999, which are discussed below, there was a reduction in oil-related and other purchased power costs in the 1999 period as compared to 1998. A significant portion of the Company's power contracts are directly tied to the price of residual oil, which was 34% higher in 1999 as compared to 1998. However, the Company had hedged these purchases through its fuel risk management program with a fixed price about 13% lower in 1999 compared to 1998 (see Note 13 for a discussion of the Company's fuel risk management program). As a result, the Company received approximately $1.8 million in hedge settlements in 1999 as compared to paying out $5.1 million in hedge settlements in 1998. Any hedge settlement receipts/payments offset corresponding increases/decreases in purchased power costs. Also, prior to the generation asset sale at the end of May 1999, purchased power expenses were reduced by an increase in power generation by the Company's hydroelectric facilities.

Purchased power expenses increased by about $3.2 million in the 1999 period due to the May 27th sale of the Company's hydroelectric facilities and subsequent buyback contract with PP&L for the power from the plants. Incremental replacement power costs for other entitlements in Wyman #4, Hydro-Quebec and MEPCO transmission were $3.6 million greater than the comparable 1998 expense. June 1999 replacement power costs were extremely high due to very unusual circumstances in NEPOOL, with record-breaking loads while many generators were still out of service on spring maintenance. Further, the NEPOOL new market rules resulted in on-peak power prices that were two to three times as great as would normally occur during June.

Fuel for generation and purchased power expense decreased by $10.8 million in 1998 as compared to 1997. The prin-cipal reason for the reduction was lower expenses associated with the permanent shutdown of the Maine Yankee nuclear power plant in 1998, as compared to maintaining the plant in an operating mode in the first five months of 1997. Also, in connection with the Company's February 1998 rate order (see the 1998 Form 10-K for discussion of the rate order), the Company was ordered to defer, for future recovery, the excess of actual Maine Yankee related costs incurred during 1998 over the Maine Yankee costs included in the rate order. In the 1998 period, Maine Yankee related expenses, including the cost of replacement power, were approximately $7.3 million lower than in 1997. The Com-pany also recorded a $2 million benefit in 1998 related to savings realized from the previously discussed PERC contract restructuring. Also, in December 1997 the Company charged to expense $1.9 million of previously deferred Maine Yankee refueling costs, as a result of the Company's February 1998 rate order, which disallowed recovery of these deferred costs.

The Company realized positive cash settlements under its fuel hedge program in 1997 as compared to negative cash settlements in 1998. This change was due principally to the spot price of residual oil decreasing significantly (over 25%) in 1998 as compared to 1997, increased hedge volume (covering replacement power for the Maine Yankee closure) in 1998, and the fact that the Company's hedge in 1998 was at a higher fixed cost than in 1997. Also offsetting the previously discussed decreases to some extent was the $1 million increase in off-system sales in the 1998 period, as well as the impact of the 3.4% reduction in KWH sales in 1998 as compared to 1997.

Other operation and maintenance (O&M) expense increased by $2 million in 1999 as compared to 1998. Increasing other O&M expense in 1999 was a $1.7 million increase in postretirement and active medical costs (due principally to higher medical claims costs) and pension expense; the Company incurred approximately $826,000 of additional incremental non-labor expenditures in 1999 as compared to 1998 related to electric utility industry restructuring activities (net of the previously discussed deferral in 1999), costs associated with Y2K compliance, and an upgrade to the Company's customer information system; the Company recorded $671,000 of amortization expense associated with deferred ice storm costs for the period from June 1 through December 31, 1999; the Company incurred $497,000 in additional employee incentive bonus expense in 1999 as a result of attaining a greater level of targeted goals in 1999, and the Company incurred approximately $410,000 in increased outside legal services expense in 1999 as compared to 1998, with much of the increase attributable to Federal Energy Regulatory Commission and NEPOOL issues.

Offsetting the increases in other O&M expense to some extent was a $1.7 million increase in overhead expenses allocated to capital projects in 1999 as compared to 1998. This increase was principally a result of major construction activ-ities being performed by the Company in connection with the Maine Independence Station, a new 520 megawatt gas fired generation facility in Veazie, Maine, coming online and connecting to the regional transmission power grid. The Company was reimbursed by the owner of the facility for the construction costs incurred, including overheads. Also,in 1999 there was a $730,000 reduction in hydroelectric and Wyman #4 non-labor O&M expenses as a result of the generation asset sale in late May 1999.

Other O&M expense increased by $2 million in 1998 as compared to 1997. O&M payroll expense increased by $1.5 million due principally to significantly less payroll charged to the Company's capital program in 1998. The lower capital labor was primarily a result of service restoration efforts associated with the January 1998 ice storm. The Company was ordered by the MPUC to defer incremental non-capital costs related to the ice storm, but the non-incremental labor costs were charged principally to other O&M in the first quarter of 1998. The increase from 1997 to 1998 was also impacted by a 3% wage rate increase for union employees in 1998 and various nonunion wage rate increases. Also affecting the greater other O&M expense in 1998 was a $680,000 increase in postretirement medical and pension and active employee medical costs in 1998 as compared to 1997.

Depreciation and amortization expense decreased $1.7 million in 1999 as compared to 1998 due principally to the sale of the Company's generation assets in May 1999. This reduction was offset somewhat by the impact of 1999 property additions.

Depreciation and amortization expense decreased $438,000 in 1998 as compared to 1997. Effective February 1998, in connection with the Company's rate order, the Company lengthened the depreciable lives of its large information system capital projects from seven to ten years, and began amortizing its $3.6 million overaccumulated depreciation reserve ($1.6 million of amortization in 1998), thus reducing depreciation expense. These decreases were offset to some extent by the impact of 1998 property additions.

The Company's expenses over the period 1997-1999 have been significantly affected by amortizations authorized by the MPUC and charged annually against earnings. The MPUC has specifically authorized the inclusion of these expenses in the Company's electric rates. Absent such regulatory authority, the expenses that gave rise to the amor-tizations would have been charged to operations when incurred. Instead, the recognition of such expenses has been deferred, and appear on the Consolidated Balance Sheets as assets on the strength of the regulatory authority to amortize them and to collect these amounts from customers (thus the term "regulatory assets"). Although there are a number of such authorized amortizations, the major ones are the allowable recovery of the Company's abandoned investment in the Seabrook nuclear project and the costs associated with the 1993 and 1995 purchased power contract terminations. The Company's recoverable investment in Seabrook Unit 1 is being amortized at a rate of $1.7 million per year, beginning in 1985, for a period of 30 years.

Effective March 1, 1994, as authorized in the base rate order from the MPUC, the Company began amortizing the deferred costs associated with the Beaver Wood purchased power contract termination at a rate of $3.9 million annually over a nine-year period. With the July 1, 1997 temporary rate increase, the MPUC required the Company to accelerate the amortization of this deferred regulatory asset. Effective December 12, 1997, the MPUC ordered the amortization of this regulatory asset to be returned to the level before the temporary rate order. Effective with the latest rate order in February 1998, the amortization was reduced, so that the unamortized balance of the regulatory asset would be the same as under the original amortization schedule as of March 1, 2000. Consequently, as a result of the rate orders, amortization associated with this regulatory asset was $2.8 million in 1999, $2.9 million in 1998 and $6.1 million in 1997.

The approximately $170 million of costs associated with the 1995 purchased power contract buy-back were deferred and recorded as a regulatory asset, to be amortized and collected over a ten-year period, beginning July 1, 1995. Amor-tization expense related to this contract buyout amounted to $17 million in each of 1999, 1998 and 1997.

Also impacting amortization of contract buyouts and restructuring was the start of the amortization of the deferred PERC contract restructuring costs (see Note 6) on July 1, 1998, resulting in $1 million of amortization expense in 1999 and $500,000 in 1998.

The decrease in property and other taxes in 1999 was due principally to reductions in property taxes as a result of the sale of the Company's generation assets. This reduction in property taxes was offset to some extent by increased electric plant additions in 1999.

Property and other taxes were greater in 1998 due to increases in property taxes, as a result of increases in property levels and property tax rates, and due to the previously mentioned increase in O&M labor costs in 1998, associated payroll taxes increased in 1998.

The increases in income taxes in each of 1998 and 1999 were due principally to greater earnings in each year. See Note 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate for each year.

Other Income and (Deductions) and Interest Expense - Allowance for funds used during construction (AFDC) decreased $1.7 million in 1999 relative to 1998 due principally to $1.8 million in carrying costs being recorded on the previously discussed deferred asset sale gain.

The increase in AFDC in 1998 as compared to 1997 was due primarily to recording carrying costs on deferred ice storm and incremental Maine Yankee related costs. AFDC related to construction work in progress was lower in 1998 due to reduced construction activity.

The $2.3 million increase in other income in 1999 was principally a result of the previously discussed $1.5 million income tax benefit associated with the flow-through of unamortized investment tax credits and excess deferred income taxes related to generation assets sold to PP&L in May 1999; the Company recognized $.5 million in other income as a result of the previously discussed gain on sale of Penobscot Hydro; and the Company earned approximately $756,000 in interest income realized from invested generation asset sale proceeds.

The decrease in other income in 1998 as compared to 1997 was due primarily to the write-off of costs associated with non-core business ventures by the Company.

Long-term debt interest expense decreased $3.9 million in 1999 as compared to 1998 as a result of the previously discussed principal repayments in 1998 and 1999 on various long-term debt issues.

The $268,000 increase in long-term debt interest expense in 1998 was due primarily to the previously discussed issuance of the $24.8 million of medium term notes on March 31, 1998 and the $45 million term loan issued in June 1998, offset by the previously discussed principal repayments in 1997 and 1998 on various long-term debt issues.

Other interest expense decreased $1.4 million due principally to a $20 million reduction in weighted average short-term borrowings outstanding in 1999 as compared to 1998. The Company fully repaid the outstanding balance under its revolving credit line in April 1999, and no new borrowings have subsequently occurred.

Other interest expense decreased in 1998 due principally to a $10.9 million reduction in the weighted average short-term borrowings in 1998 as compared to 1997, as well as a slight decrease in the weighted average interest rate (including fees) on the borrowings. These decreases were offset to some extent by a $337,000 increase in the amortization of debt issuance costs in 1998.

Contingencies and Risk Management
---------------------------------

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

The Company has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for this waste disposal site. Additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. At December 31, 1999, the liability recorded by the Company for its estimated environmental remediation costs amounted to $331,000. The Company's actual future environmental remediation costs may be higher as additional factors become known.

Risk Management - The Company's major financial market risk exposures are changing interest rates and changes in purchased energy prices. Changing interest rates will affect interest paid on variable rate debt and the fair value of fixed rate debt. The Company manages interest rate risk through a combination of both fixed and variable rate debt instruments and derivative financial instruments, including an interest rate swap (see Notes 4 and 13). The Company managed purchased energy price risk through the use of swaps (see
Note 13). The Company does not hold or issue derivatives for trading purposes.

New Accounting Pronouncement
----------------------------

In May 1999, the Financial Accounting Standards Board voted to delay for one year the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new effective date for implementing this pronouncement is for fiscal years beginning after June 15, 2000. The effects of the adoption on the Company's financial statements are currently not known. The Company's fuel hedge risk management program expires in February 2000, but the Company believes its interest rate swap agreement will qualify for hedge accounting treatment under SFAS 133.

Item 8 Financial Statements & Supplementary Data

BANGOR HYDRO-ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,                                                                1999           1998           1997
---------------------------------------------------------------------------             ------------   ------------   ------------
Electric Operating Revenue (Note 1):                                                    $197,994,796   $195,144,007   $187,324,379
                                                                                        ------------   ------------   ------------
Operating Expenses:
  Fuel for generation and purchased power (Notes 1 and 3)                                $80,748,385    $82,026,860   $ 92,791,842
  Other operation and maintenance (Notes 1 and 5)                                         36,491,666     34,448,324     32,471,149
  Depreciation and amortization (Note 1)                                                   8,063,939      9,749,229     10,187,102
  Amortization of Seabrook Nuclear Project (Note 7)                                        1,699,050      1,699,050      1,699,050
  Amortization of contract buyouts and restructuring (Note 6)                             20,801,816     20,442,441     23,218,500
  Taxes-
   Local property and other                                                                5,059,140      5,549,049      5,124,146
   Income (Note 2)                                                                         8,973,166      6,093,286     (1,956,303)
                                                                                        ------------   ------------   ------------
                                                                                        $161,837,162   $160,008,239   $163,535,486
                                                                                        ------------   ------------   ------------
Operating Income                                                                         $36,157,634    $35,135,768    $23,788,893

Other Income And (Deductions):
  Allowance for equity funds used during construction (Note 1)                              (326,026)       430,028        285,972
  Other, net of applicable income taxes (Notes 1 and 2)                                    3,132,097        862,723      1,005,849
                                                                                        ------------   ------------   ------------
Income Before Interest Expense                                                           $38,963,705    $36,428,519    $25,080,714
                                                                                        ------------   ------------   ------------
Interest Expense:
  Long-term debt (Notes 4 and 13)                                                        $19,004,624    $22,906,021    $22,638,201
  Other (Note 4)                                                                           1,393,547      2,750,863      3,392,169
  Allowance for borrowed funds used during construction (Note 1)                             284,933       (693,682)      (562,966)
                                                                                        ------------   ------------   ------------
                                                                                         $20,683,104    $24,963,202    $25,467,404
                                                                                        ------------   ------------   ------------
Net Income (Loss)                                                                        $18,280,601    $11,465,317      ($386,690)

Dividends On Preferred Stock (Note 3)                                                        945,396      1,244,488      1,375,888
                                                                                        ------------   ------------   ------------
Earnings (Loss) Applicable To Common Stock                                               $17,335,205    $10,220,829    ($1,762,578)
                                                                                        ------------   ------------   ------------
Earnings (Loss) Per Common Share, based on the weighted average number of shares outstanding of 7,363,424 in 1999, 1998 and 1997 (Note 3):
   Basic                                                                                       $2.35          $1.39         ($0.24)
   Diluted                                                                                      2.08           1.33          (0.24)
                                                                                        ------------   ------------   ------------
Dividends Declared Per Common Share                                                            $0.45              -              -
                                                                                        ------------   ------------   ------------
The accompanying notes are an integral part of these consolidated financial statements.

BANGOR HYDRO-ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS
December 31,                                                                                        1999           1998
-------------------------------------------------------------------------------             ------------   ------------
Assets
Investment In Utility Plant:
  Electric plant in service, at original cost (Notes 6, 10 and 12)                            $306,970,789   $352,975,549
  Less-Accumulated depreciation and amortization (Notes 1, 6 and 10)                            84,825,432    101,633,446
                                                                                              ------------   ------------
                                                                                              $222,145,357   $251,342,103
  Construction work in progress (Note 1)                                                         5,668,246     13,929,940
                                                                                              ------------   ------------
                                                                                              $227,813,603   $265,272,043
  Investments in corporate joint ventures (Notes 1 and 6)
    Maine Yankee Atomic Power Company                                                            5,266,697      5,438,520
    Maine Electric Power Company, Inc.                                                             529,630        438,753
                                                                                              ------------   ------------
                                                                                              $233,609,930   $271,149,316
                                                                                              ------------   ------------
Other Investments, at cost (Notes 6 and 9)                                                      $3,629,431     $5,881,986
                                                                                              ------------   ------------
Funds held by trustee, at cost (Notes 4, 9 and 10)                                             $22,698,843    $29,867,605
Current Assets:                                                                               ------------   ------------
  Cash and cash equivalents (Notes 1 and 9)                                                    $15,691,166     $2,945,946
  Accounts receivable, net of reserve ($1,075,000 in 1999 and 1998)                             18,269,672     17,558,084
  Unbilled revenue receivable (Note 1)                                                          14,127,645     12,086,003
  Inventories, at average cost:
  Materials and supplies                                                                         2,792,904      2,909,219
  Fuel oil                                                                                          45,310         16,233
  Prepaid expenses                                                                                 927,998      1,129,259
                                                                                              ------------   ------------
Total current assets                                                                           $51,854,695    $36,644,744
Regulatory Assets and Deferred Charges:                                                       ------------   ------------
  Investment in Seabrook Nuclear Project, net of accumulated amortization of
    $31,872,246 in 1999 and $30,173,196 in 1998 (Notes 7 and 10)                               $26,969,829    $28,668,879
  Costs to terminate/restructure purchased power contracts, net of accumulated
    amortization of $100,860,518 in 1999 and $80,058,702 in 1998 (Notes 6 and 10)              118,565,234    136,979,490
  Maine Yankee decommissioning costs (Notes 6 and 10)                                           46,041,644     50,054,620
  Other regulatory assets (Notes 2, 5, 6, 10, 11 and 12)                                        36,925,665     42,773,542
  Other deferred charges                                                                         3,655,009      3,750,861
                                                                                              ------------   ------------
Total deferred charges                                                                        $232,157,381   $262,227,392
                                                                                              ------------   ------------
Total Assets                                                                                  $543,950,280   $605,771,043
                                                                                              ============   ============
The accompanying notes are an integral part of these consolidated financial statements.

BANGOR HYDRO-ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS
December 31,                                                                     1999           1998
-------------------------------------------------------------------------------------------------
Stockholders' Investment and Liabilities
Capitalization (see accompanying statement):
  Common stock investment (Note 3)                                     $132,721,895   $118,864,092
  Preferred stock (Note 3)                                                4,734,000      4,734,000
  Preferred stock subject to mandatory redemption,
    exclusive of sinking fund requirements (Notes 3 and 9)                        -      7,604,150
  Long-term debt, net of current portion (Notes 4, 9 and 13)             183,300,000   263,027,692
                                                                       ---------------------------
Total capitalization                                                     320,755,895  $394,229,934
                                                                       --------------------------
Current Liabilities:
  Notes payable-banks (Note 4)                                                    -    $12,000,000
                                                                       ---------------------------
Other current liabilities-
  Current portion of long-term debt and sinking fund requirements
    on preferred stock in 1998 (Notes 3, 4 and 9)                       $19,460,000    $27,109,119
  Accounts payable                                                       14,175,408     13,895,673
  Dividends payable                                                       1,170,942        294,593
  Accrued interest                                                        2,552,758      3,474,369
  Customers' deposits                                                       398,897        328,923
  Current income taxes payable                                            4,125,696         85,685
                                                                       ---------------------------
Total other current liabilities                                         $41,883,701    $45,188,362
                                                                       ---------------------------
Total current liabilities                                               $41,883,701    $57,188,362
                                                                       ---------------------------
Commitments and Contingencies (Notes 6, 12 and 14)
Regulatory and Other Long-term Liabilities (Note 2):
  Deferred income taxes-Seabrook                                         $13,994,668    $14,880,241
  Other accumulated deferred income taxes                                 55,826,890     63,774,505
  Maine Yankee decommissioning liability (Note 6)                         46,041,644     50,054,620
  Deferred gain on asset sale (Note 10)                                   29,357,358      4,510,108
  Other regulatory liabilities (Note 10)                                   9,872,188      9,701,375
  Unamortized investment tax credits                                       1,591,727      1,720,708
  Accrued pension and postretirement benefit costs (Note 5)               11,301,057      7,770,149
  Other (Note 6 and 12)                                                   13,325,152      1,941,041
                                                                        ---------------------------
Total deferred credits and reserves                                     $181,310,684   $154,352,747
                                                                        ---------------------------
Total Stockholders' Investment and Liabilities                          $543,950,280   $605,771,043
                                                                        ============== ============

The accompanying notes are an integral part of these consolidated financial statements.

BANGOR HYDRO-ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31,                                                                                1999              1998
-----------------------------------------------------------------                 ---------------   ---------------
Common Stock Investment (Notes 1 and 3):
  Common stock, par value $5 per share-
   Authorized-10,000,000 shares
   Outstanding-7,363,424 shares in 1999 and 1998                                     $36,817,120        $36,817,120
  Amounts paid in excess of par value                                                 58,890,342         59,054,203
  Retained earnings                                                                   37,014,433         22,992,769
                                                                                  ---------------   ---------------
Total Common Stock Investment                                                       $132,721,895       $118,864,092
                                                                                  ---------------   ---------------
Preferred Stock, non-participating, cumulative, par value $100 per share, authorized 600,000 shares (Note 3):
   Not redeemable or redeemable solely at the option of the issuer-
    7%, Noncallable, 25,000 shares authorized and outstanding                         $2,500,000         $2,500,000
    4 1/4%, Callable at $100, 4,840 shares authorized and outstanding                    484,000            484,000
    4%, Series A, Callable at $110, 17,500 shares authorized and outstanding           1,750,000          1,750,000
                                                                                  ---------------   ---------------
                                                                                      $4,734,000         $4,734,000
                                                                                  ---------------   ---------------
   Subject to mandatory redemption requirements-
    8.76%, 150,000 shares authorized and 90,000 outstanding in 1998                            -         $9,198,064
     Less-Sinking fund requirements                                                            -          1,593,914
                                                                                  ---------------   ---------------
                                                                                               -         $7,604,150
Long-Term Debt (Notes 4, 9 and 13):                                               ---------------   ---------------
  First Mortgage Bonds-
   10.25% Series due 2019                                                                      -        $15,000,000
   10.25% Series due 2020                                                             30,000,000         30,000,000
    8.98% Series due 2022                                                             20,000,000         20,000,000
    7.38% Series due 2002                                                             20,000,000         20,000,000
    7.30% Series due 2003                                                             15,000,000         15,000,000
   12.25% Series due 2001                                                                      -          3,742,897
                                                                                  ---------------   ---------------
                                                                                     $85,000,000       $103,742,897

    Less-Sinking fund requirements                                                             -          1,675,205
                                                                                  ---------------   ---------------
                                                                                     $85,000,000       $102,067,692
                                                                                  ---------------   ---------------
  Variable rate demand pollution control revenue bonds
   Series 1983 due 2009                                                                        -         $4,200,000
                                                                                  ---------------   ---------------
  Other Long-Term Debt-
   Finance Authority of Maine-Taxable Electric Rate Stabilization
    Revenue Notes, 7.03% Series 1995A, due 2005                                      $100,600,000       $113,700,000
   Medium Term Notes, Variable interest rate-Libo rate plus 2%, due 2000                        -         45,000,000
   Medium Term Notes, Variable interest rate-Libo rate plus 1.125%, due 2002           17,160,000         21,900,000
                                                                                  ---------------   ---------------
                                                                                     $117,760,000       $180,600,000
    Less: Current portion of other long-term debt                                      19,460,000         23,840,000
                                                                                  ---------------   ---------------
                                                                                      $98,300,000       $156,760,000
                                                                                  ---------------   ---------------
   Total Long-Term Debt                                                              $183,300,000       $263,027,692
                                                                                  ---------------   ---------------
    Total Capitalization                                                             $320,755,895       $394,229,934
                                                                                   ==============    ==============
The accompanying notes are an integral part of these consolidated financial statements.

BANGOR HYDRO-ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,                                                                1999           1998           1997
-----------------------------------------------------------------------------         -------------   -------------  -------------
Cash Flows From Operating Activities:
  Net income (loss)                                                                      $18,280,601    $11,465,317      ($386,690)
   Adjustments to reconcile net income (loss) to net cash
    from operating activities:
     Depreciation and amortization                                                         8,063,939      9,749,229     10,187,102
     Amortization of Seabrook Nuclear Project (Note 7)                                     1,699,050      1,699,050      1,699,050
     Amortization of costs to terminate/restructure power contracts (Note 6)              20,801,816     20,442,441     23,218,500
     Other amortizations                                                                   2,590,725      2,035,505      1,784,625
     Allowance for equity funds used during construction (Note 1)                            326,026       (430,028)      (285,972)
     Deferred income tax provision and investment tax credits, net (Note 2)                 (131,897)     5,876,874     (1,982,823)
     Flow-through of unamortized investment tax credits
      and excess deferred income taxes (Note 2)                                           (1,485,131)             -              -
     Gain on sale of subsidiary (Note 10)                                                   (523,390)             -              -
  Changes in assets and liabilities:
    Costs to restructure purchased power contract (Note 6)                                (1,099,000)    (7,704,185)             -
    Exercise of PERC warrants-cash paid in lieu of issuing shares (Note 6)                (3,321,710)             -              -
    Payment received related to terminated purchased power contract (Note 6)               1,750,000              -      1,000,000
    Deferred incremental Maine Yankee costs                                                2,886,401       (793,608)      (718,877)
    Deferred incremental ice storm costs (Note 11)                                         1,817,851     (4,200,423)             -
    Deferred costs associated with generation asset sale (Note 10)                        (5,266,689)    (2,317,688)             -
    Deferred revenue and Maine Yankee refueling costs                                              -     (1,285,101)     1,172,497
    Accounts receivable, net and unbilled revenue                                         (2,759,315)    (1,423,947)     1,700,647
    Accounts payable                                                                         (11,081)       724,721       (261,642)
    Accrued interest                                                                        (921,611)      (192,272)       (52,746)
    Current and deferred income taxes                                                      3,755,913        121,153        344,790
    Accrued postretirement benefit costs (Note 5)                                          1,608,414        600,699        547,237
    Other current assets and liabilities, net                                               (356,034)       (22,036)       906,745
    Other, net                                                                              (345,523)    (3,413,741)    (2,499,289)
                                                                                        ------------    ------------   ------------
  Net Increase in Cash From Operating Activities                                         $47,359,355    $30,931,960    $36,373,154
                                                                                        ------------    ------------   ------------
Cash Flows From Investing Activities:
  Construction expenditures                                                             ($20,323,360)  ($18,240,226)  ($17,525,312)
  Receipt of asset sale proceeds (Note 10)                                                89,587,841      6,200,000              -
  Release (deposit) of Graham Station property sale proceeds
    held by trustee (Note 10)                                                              6,200,000      6,200,000)             -
  Allowance for borrowed funds used during construction (Note 1)                             284,933       (693,682)      (562,966)
                                                                                       -------------   -------------  -------------
  Net Increase (Decrease) in Cash From Investing Activities                              $75,749,414   ($18,933,908)  ($18,088,278)
                                                                                       -------------   -------------  -------------
Cash Flows From Financing Activities:
  Dividends on preferred stock                                                           ($1,127,882)   ($1,216,434)   ($1,349,620)
  Dividends on common stock                                                               (2,209,028)             -     (1,325,416)
  Payments on long-term debt                                                             (85,782,897)   (53,478,554)   (15,853,515)
  Payments on mandatory redeemable preferred stock                                        (9,243,742)    (1,593,914)    (1,593,915)
  Issuance of long-term debt, net of capital reserve fund requirements (Note 4)                    -      68,300,000             -
  Short-term debt, net (Note 4)                                                          (12,000,000)    (22,000,000)    1,500,000
                                                                                       -------------   -------------  -------------
  Net Decrease in Cash From Financing Activities                                       ($110,363,549)    ($9,988,902) ($18,622,466)
                                                                                       -------------   -------------  -------------
Net Increase (Decrease) in Cash and Cash Equivalents                                     $12,745,220     $2,009,150      ($337,590)
Cash and Cash Equivalents-Beginning of Year                                                2,945,946        936,796      1,274,386
                                                                                       -------------   -------------  -------------
Cash and Cash Equivalents-End of Year                                                    $15,691,166     $2,945,946       $936,796
                                                                                      ==============  ============== ==============
The accompanying notes are an integral part of these consolidated financial statements.

BANGOR HYDRO-ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT
                                                                                   Amounts Paid
                                                               Common   in Excess of      Retained       Total Common
                                                                 Stock      Par Value       Earnings   Stock Investment
Balance December 31, 1996                                        $36,817,120    $56,969,428    $14,534,518      $108,321,066
Net loss                                                                 -              -       (386,690)         (386,690)
Cash dividends declared on-
  Preferred stock                                                          -              -     (1,314,984)       (1,314,984)
Other (Note 3)                                                             -              -        (60,904)          (60,904)
                                                               -------------  -------------  -------------     -------------
Balance December 31, 1997                                        $36,817,120    $56,969,428    $12,771,940      $106,558,488
    Net income                                                            -              -     11,465,317        11,465,317
Cash dividends declared on-
  Preferred stock                                                          -              -     (1,183,584)       (1,183,584)
Issuance of warrants (Note 6)                                              -      2,084,775              -         2,084,775
Other (Note 3)                                                             -              -        (60,904)          (60,904)
                                                               -------------  -------------  -------------     -------------
Balance December 31, 1998                                       $36,817,120    $59,054,203    $22,992,769      $118,864,092
Net income                                                                -              -     18,280,601        18,280,601
Cash dividends declared on-
  Preferred stock                                                         -              -       (899,718)        (899,718)
  Common Stock                                                            -              -     (3,313,541)      (3,313,541)
Exercise of warrants-cash paid in lieu of issuing shares
  (Note 3)                                                                -       (410,052)             -         (410,052)
Transfer of mandatory redeemable 8.76% preferred stock
  issuance costs to the deferred  asset sale gain (Note 10)               -        246,191              -          246,191
Other (Note 3)                                                            -              -        (45,678)         (45,678)
                                                               -------------  -------------  -------------     -------------
Balance December 31, 1999                                        $36,817,120    $58,890,342    $37,014,433      $132,721,895
                                                               -------------  -------------  -------------     -------------
The accompanying notes are an integral part of these consolidated financial statements.


	 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Operations and Summary of Significant
	 Accounting Policies
--------------------------------------------------------

Nature of Operations - Bangor Hydro-Electric Company (the
Company) is a public utility engaged in   the purchase,
transmission, distribution and sale of electric energy and other energy related services, with a service area of approximately 5,275 square miles having a population of approximately 192,000 people. The Company serves approximately 107,000 customers in portions of the Maine counties of Penobscot, Hancock, Washington, Waldo, Piscataquis, and Aroostook. The Company's regulated operations are subject to the regulatory authority of the Maine Public Utilities Commission (MPUC) as to retail rates, accounting, service standards, territory served, the issuance of securities and other matters. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) as to certain matters, including rates for transmission services. The Company is a member of the New England Power Pool (NEPOOL), and is interconnected with other New England utilities to the south and with New Brunswick Power Corporation to the north.

Basis of Consolidation - The Consolidated Financial Statements of the Company include its wholly- owned subsidiaries, Penobscot Hydro Co., Inc. (PHC) for the first seven months of 1999, Bangor Var Co., Inc. (BVC), Bangor Energy Resale, Inc.
(BERI), Penobscot Natural Gas Co., Inc. (Penobscot Gas), and CareTaker, Inc. (CareTaker). The Company sold PHC in July
1999 in connection with its asset sale to PP&L Global. See
Note 10 for a detailed discussion of this sale. The operations of PHC consisted solely of a 50% interest in Bangor-Pacific Hydro Associates (Bangor-Pacific), the owner and operator of the redeveloped West Enfield hydroelectric station. PHC accounted for its investment in Bangor-Pacific under the equity method. BVC was incorporated in 1990 to own the Company's 50% interest in the Chester SVC Partnership (Chester), a partnership which owns certain facilities used in the Hydro-Quebec Phase II transmission project in which the Company is a participant. BVC accounts for its investment in Chester under the equity method. BERI was formed in 1997 as a special purpose vehicle to permit Bangor Hydro's use of a power sales agreement as collateral for a bank loan (see
Note 4 for a discussion of this financing arrangement). The operations of Penobscot Gas consist solely of a 50% interest in Bangor Gas Company, LLC, which is developing a natural gas local distribution company in the greater Bangor, Maine area. CareTaker was incorporated in 1997 and provides security alarm services on a retail basis to residential and commercial customers. See Note 6 for additional information with respect to these investments, excluding CareTaker. All significant intercompany balances and transactions have been eliminated. The accounts of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the regulatory bodies having jurisdiction.

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

Depreciation of Electric Plant and Maintenance Policy-Depreciation of electric plant is provided using the straight-line method at rates designed to allocate the original cost of properties over their estimated service lives. The composite depreciation rate (excluding intangible assets), expressed as a percentage of average depreciable plant in service, and considering the amortization of overaccumulated depreciation (discussed below), was approximately 2.1% in 1999, 2.5% in 1998, and 3.0% in 1997.

A study conducted as of December 31, 1996 determined that the Company's reserve for depreciation was overaccumulated by approximately $3.6 million. In connection with the MPUC's rate order in February 1998, the Company was allowed to amortize this balance over a two-year period, starting in February 1998. The Company recorded approximately $2.4 million in amortization in 1999 and $1.6 million in 1998 which reduced depreciation expense. The 1999 amortization was increased by approximately $400,000 due to the impact of the sale of the Company's hydroelectric plant assets in May 1999.

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

Maintenance expense was $9.5 million in 1999, $7.0 million in 1998 and $5.7 million in 1997.

Equity Reserve for Licensed Hydro Projects - The FERC requires that a reserve be maintained equal to one-half of the earnings in excess of a prescribed rate of return on the Company's investment in licensed hydro property, beginning with the twenty-first year of the project operation under license. As a result of the generation asset sale (see Note
10), the Company is seeking authorization from the FERC to reclassify the reserve for licensed hydro projects, classified as appropriated retained earnings, to unappropriated earnings. The Company expects to receive such authorization from the FERC in 2000. The reserve balance at December 31, 1999 amounted to approximately $3 million.

Allowance for Funds Used During Construction (AFDC) - In accordance with regulatory requirements of the MPUC, the Company capitalizes as AFDC financing costs related to portions of its construction work in progress, at a rate equal to its weighted cost of capital, into utility plant
with offsetting credits   to other income and interest. This
cost is not an item of current cash income, but is recovered over the service life of plant in the form of increased revenue collected as a result of higher depreciation expense and return. In addition, carrying costs on certain regulatory assets and liabilities, including the deferred asset sale gain (see Note 10), were also capitalized in 1999 and included in AFDC in the Consolidated Statements of Income. The average AFDC (carrying costs) rates computed by the Company were 9.5% in 1999, 9.1% for 1998 and 8.7% in 1997.

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

Supplemental Disclosure of Cash Flow Information - Cash paid for interest, net of amounts capitalized was approximately $20.9 million, $23.8 million and $24.6 million in 1999, 1998 and 1997, respectively. Cash paid for income taxes was approximately $8.9 million, $655,000 and $545,000 in 1999,
1998 and 1997, respectively. Noncash operating activity: In 1998, the Company issued common stock warrants in connection with the Penobscot Energy Recovery Company (PERC) purchased power contract restructuring (see Note 6), which were recorded at a fair value of $2 million as a regulatory asset and additional paid-in capital.

Risk Management and Derivative Financial Instruments - The Company's major financial market risk exposures are changing interest rates and changes in purchased energy prices. Changing interest rates will affect interest paid on variable rate debt and the fair value of fixed rate debt. The Company manages interest rate risk through a combination of both fixed and variable rate debt instruments and an interest rate swap (see Notes 4 and 14). The Company managed purchased energy price risk through the use of swaps (see Note 14). The Company does not hold or issue derivatives for trading purposes. The Company's accounting for derivatives used to manage risk is in accordance with Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts".

Reclassifications-Certain prior year amounts have been reclassified to conform with the presentation used in the 1999 Consolidated Financial Statements.



Note 2. Income Taxes
--------------------

The individual components of federal and state income taxes reflected in the Consolidated Statements of Income for 1999, 1998 and 1997 are stated in the table below.


     Year Ended December 31,               1999           1998           1997
----------------------------       ------------   ------------   ------------
Current:
Federal                              $7,390,387       $725,466       $524,373
State                                 2,314,251        195,876        141,581
                                    ------------   ------------   ------------
                                     $9,704,638       $921,342       $665,954
                                    ------------   ------------   ------------
Deferred:
Federal-Other                           $89,444     $5,089,469      ($661,330)
State-Other                            (375,468)        1,442,801    (690,829)
Federal-Seabrook                       (341,917)      (341,917)      (341,917)
State-Seabrook                          (72,173)       (72,173)       (72,173)
                                    ------------   ------------   ------------
                                      ($700,114)    $6,118,180    ($1,766,249)
                                    ------------   ------------   ------------
Investment Tax Credits, Net           ($317,877)     ($385,805)     ($140,379)
                                    ------------   ------------   ------------
Total Provision                      $8,686,647     $6,653,717    ($1,240,674)
Allocated to Other Income               286,519       (560,431)      (715,629)
Charged to Operating Expense         $8,973,166     $6,093,286    ($1,956,303)
                                    ============   ============   ============


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

											 1999          1998             1997
										    ----------------------------------------------
(Dollars in Thousands)                                                             Amount     %    Amount       %   Amount      %
------------------------------------------------------------------                 ----------------------------------------------
Federal income tax provision at statutory rate                                     $9,439  35.0%   $6,342   35.0%   ($569)  35.0%
Less (Plus) permanent differences in tax expense resulting from statutory exclusions from taxable income:
    Dividend received deduction related to earnings of associated companies           253    .9        40     .2       29   (1.8)
    Equity component of AFDC                                                          185    .7       151     .8      100   (6.2)
    Amortization of equity component of AFDC on recoverable
      Seabrook investment                                                            (160)  (.6)     (160)   (.9)    (160)   9.8
    Other                                                                             (29)  (.1)      (28)   (.1)     (80)   5.1
                                                                										  --------------   --------------   -------------
Federal income tax provision before effect of timing differences                   $9,190  34.1%   $6,339   35.0%   ($458)  28.1%
Less (Plus) timing differences that are flowed through for rate-
  making and accounting purposes:
      Amortization of debt component of AFDC and capitalized overheads
	on recoverable Seabrook investment                                           (151)  (.6)     (151)   (.8)    (151)    9.3
      Book depreciation greater than tax depreciation                                 (85)  (.3)      (88)   (.5)     (79)    4.8
      Equity earnings in excess of (less than) dividends                             (276) (1.0)      201    1.1      217   (13.3)
      State income tax liability deducted for federal income tax purposes             673   2.5       498    2.8     (186)   11.4
      Reversal of excess deferred income taxes                                        167    .6       124     .7      173   (10.6)
      Amortization of investment tax credits                                          350   1.3       241    1.3      217   (13.3)
      Investment tax credits and excess deferred taxes flowed through               1,485   5.5         -      -     (184)   11.3
      Other                                                                            27    .1       282     1.5      46    (2.9)
                                                                										   -------------   ---------------  --------------
Federal income tax provision                                                       $7,000  26.0%   $5,232    28.9%  ($511)   31.4%
	  				                                                                					   =============   ===============  ==============





Under the federal income tax laws, the Company received investment tax credits (ITC) on qualified property additions through 1986. ITC utilized were deferred and are being amortized over the life of the related property. In 1999 the Company utilized the remaining available ITC of about $3.2 million to reduce its federal income tax obligation.

In 1999 the Company utilized its remaining tax net operating loss carryforwards of $66.6 million to reduce its regular income tax liability. Also in 1999, the Company utilized $4.2 million of federal and state alternative minimum tax credits to reduce its regular income tax liability. At December 31, 1999, the Company had federal alternative minimum tax credits remaining of approximately $3.6 million for the reduction of future tax liabilities. In 1998 and 1997 the Company utilized approximately $31.9 million and $21.5 million, respectively, of tax net operating loss carryforwards to reduce its regular income tax liability. These net operating losses were principally due to the Company deducting for income tax reporting purposes the costs of the purchased power contract terminations in 1995, which were deferred for financial reporting purposes (see Note 6).

In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (FAS 109), the Company recorded net additional deferred income tax liabilities of approximately $16 million as of December 31, 1999 and $23 million as of December 31, 1998. These additional deferred income tax liabilities have resulted from the accrual of deferred taxes on temporary differences on which deferred taxes had not been previously accrued ($24.8 million and $32.6 million as of December 31, 1999 and 1998, respectively), offset by the effect of the 1987 change to lower income tax rates (reduced by the 1% increase in the federal income tax rate in 1993) that will be refunded to customers over time ($7.9 million and $8.6 million as of December 31, 1999 and 1998, respectively), and the establishment of deferred tax assets on unamortized investment tax credits ($900,000 as of December 31, 1999 and $1 million as of December 31, 1998). These latter amounts have been recorded in Other Regulatory Liabilities at December 31, 1999 and 1998. The accrual of the additional amount of deferred tax liabilities have been offset by regulatory assets which represent the customers' future payment of these income taxes when the taxes are, in fact, expensed. As a result of this accounting, the Consolidated Statements of Income are not affected by the implementation of FAS 109. The rate-making practices followed by the MPUC permit the Company to recover federal and state income taxes payable currently, and to recover some, but not all, deferred taxes that would otherwise be recorded in accordance with FAS 109 in the absence of regulatory accounting. The individual components of other accumulated deferred income taxes are as follows at December 31, 1999 and 1998:

							    1999           1998
------------------------------------------           ------------   -----------
Deferred Income Tax Liabilities:
Costs to terminate purchased power contracts         $42,793,031    $50,851,911
Excess book over tax basis of electric
 plant in service                                     35,395,877     53,209,720
Investment in jointly-owned companies                  1,492,533      2,036,802
Deferred incremental ice storm costs                   1,429,579      2,119,432
Deferred incremental Maine Yankee costs                       -         697,692
Deferred demand-side management costs                     94,013        318,927
Other                                                    906,506        287,215
                                                      -----------   ------------
                                                     $82,111,539   $109,521,699
                                                      -----------   ------------
Deferred Income Tax Assets:
Deferred asset sale gain                             $12,121,099              -
Deferred taxes provided on alternative
  minimum tax                                          3,627,596      7,314,289
Deferred state income tax benefit                      3,317,437      2,881,091
Postretirement benefit costs other
  than pensions                                        3,090,544      2,362,537
Unamortized investment tax credit                        941,134      1,017,397
Reserve for bad debts                                    719,981        719,981
Accrued pension costs                                    446,765        324,064
Deferred incremental Maine Yankee costs                  453,414              -
Net operating loss carryforward                               -      27,159,196
Reserve for Basin Mills investment                            -       2,835,939
Other                                                  1,566,679      1,132,700
                                                     -----------    -----------
                                                     $26,284,649    $45,747,194
                                                     -----------    -----------
Total other accumulated deferred income taxes        $55,826,890    $63,774,505
                                                     ===========    ===========


As a result of the Company's generation asset sale to PP&L Global (see Note 10), the Company realized $1.5 million in income tax benefits associated with flowing through the unamortized deferred ITC associated with the generation assets sold and the reversal of the excess deferred income taxes associated with these assets. These income tax benefits have been recorded as a component of Other Income in the Consolidated Statements of Income in 1999.


Note 3. Common and Preferred Stock and Earnings Per Share
---------------------------------------------------------

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

Preferred Stock - Authorized but unissued shares of 552,660 (plus additional shares equal in number to such presently outstanding shares as may be retired) may be issued with such preferences, restrictions or qualifications as the board of directors may determine. Any new shares so issued will be required to be issued with per share voting rights no greater than that of the common stock. The callable preferred stock may be called in whole or in part upon any dividend date by appropriate resolution of the board of directors. The currently outstanding preferred stock has general voting rights of one vote per share. With re-gard to payment of dividends or assets available in the event of liquidation, preferred stock ranks prior to common stock.

Redeemable Preferred Stock - On December 27, 1989, the Company issued to an institutional investor $15 million of nonvoting preferred stock carrying an annual dividend rate of 8.76%. These shares had a maturity of fifteen years with a mandatory sinking fund of $1.5 million per year starting in 1995. Through the utilization of generation asset sale proceeds, the Company redeemed the remaining outstanding 90,000 shares in October 1999 at a cost of $9.8 million, which included a call premium of $282,000 and $563,000 associated with the make whole provision, which is discussed below. The agreement to issue this series of preferred stock contained a provision whereby, if the Company paid a dividend that was considered a return of capital for federal income tax purposes, the Company was required to make a payment (make whole provision) to the stockholder in order to restore the stockholder's after-tax yield to the level it would have been had the dividend not been considered a return of capital. Since 100% of the dividends paid in 1990 and 1995 and 50% in 1993 were considered a return of capital, the Company became obligated to pay this stockholder approximately $939,000, on a pro-rata basis (10% per year) in conjunction with each sinking fund payment starting in 1995. With the redemption of the remaining outstanding shares in 1999, the Company was obligated to pay the remaining make whole provision amount of $563,000 at the time of the redemption. The make whole provision obligation was being recognized over the remaining life of the issue through a direct charge to retained earnings, which amounted to approximately $46,000 in 1999 and $61,000 in each of 1998 and 1997. In each of 1998 and 1997 the Company made $1.5 million sinking fund payments, as well as approximately $94,000 under the make whole provision.

Exercise of Warrants - In 1999, 349,999 common stock warrants, which were issued in connection with the PERC purchased power contract restructuring, were exercised at market prices ranging from $16 1/16 to $16 3/4 per share. For a complete discussion of the PERC contract restructuring and the issuance of warrants, see Note 6. The Company exercised its option to pay cash to the holders of the warrants instead of actually issuing shares of common stock. These payments amounted to approximately $3.3 million. Since the common shares were not issued, and the Company had recorded the estimated fair value of these warrants when issued in June 1998 as an addition to additional paid-in capital, amounting to approximately $410,000, an adjustment has been made in connection with the cash payments option to reduce additional paid-in capital by the $410,000 as of December 31, 1999.

Earnings Per Share - The following table reconciles basic and diluted earnings per common share assuming all outstanding common stock warrants were converted to common shares (see
Note 6 for discussion of warrants issued in connection with the PERC purchased power contract restructuring):


							  1999          1998          1997
---------------------------------------------    -------------  ------------  ------------
Earnings (loss) applicable to common stock         $17,335,205   $10,220,829   $(1,762,578)
                                           					   -----------   -----------  ------------
Average common shares outstanding                    7,363,424     7,363,424     7,363,424
Plus: incremental shares from assumed conversion
  of outstanding warrants                              984,200       329,778             -
                                          						   -----------   -----------   ------------
Average common shares outstanding plus assumed
  warrants converted                                 8,347,624     7,693,202     7,363,424
                                          						   -----------    ----------   -----------
Basic earnings (loss) per common share                  $2.35         $1.39        $(0.24)
                                          						   -----------    -----------  ------------
Diluted earnings (loss) per common share                $2.08         $1.33        $(0.24)
                                         						   ===========    ===========  ============



Note 4. Lending Agreements and Monetization of Power Sale Contract
------------------------------------------------------------------

On June 29, 1998, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a new group of lenders that provided a two-year term loan of $45 million and a revolv-ing credit commitment of $30 million. The amended credit agreement is secured by $82.5 million of non-interest bearing First Mortgage Bonds.

The revolving credit portion of the credit agreement has a term of three years. The Company may borrow, at its option, at rates, as defined in the agreement, based on the London Interbank Offered (LIBO) rate, or the base rate, which is the higher of the agent bank's defined base rate or one-half of one percent (1/2%) above the federal funds interest rate. The applicable risk premium based on the Company's corporate credit rating is added to the core interest rate, which results in the total combined interest rate for borrowing under the agreement. A required commitment fee, based on the Company's available revolving credit commitment, is also priced according to the Company's corporate credit rating.

The maturity of the term loan was the earlier of two years or when the Company completed any portion of its generation asset sale (see Note 10). Interest on the term loan was determined similarly to the revolving credit portion of the new credit agreement but with a different risk premium. In January 1999 the Company utilized the $6.2 million in proceeds associated with the sale of property at its Graham Station in Veazie, Maine to Casco Bay Energy (see Note 10) to repay a portion of the outstanding medium term notes, and the remaining principal outstanding of $38.8 million was repaid at the end of May 1999 utilizing proceeds from the Company's generation asset sale to PP&L Global on May 27, 1999.

The agreement allows the Company to incur, outside of the revolving credit facility, additional unsecured debt of $5 million, plus 50% of the aggregate amount of mandated or optional reductions to the $30 million revolving credit facility.

The new credit agreement contains certain financial covenants related to the Company's debt ratio, fixed charge coverage, net worth, and limitation on the payment of common dividends. The Company was in compliance with all covenants associated with the new credit agreement during 1999 and 1998.

The Company provided power directly to UNITIL Power Corp. (UNITIL), a New Hampshire based electric utility, at significantly above-market rates, with the contract term ending in the year 2003. On March 31, 1998, the Company completed a transaction with lenders and one of its wholly owned subsidiaries, BERI (see below) that provided a loan of approximately $23.3 million in net proceeds secured by the value of the UNITIL contract. As a requirement of the financing, the Company established BERI, a special purpose entity which holds the medium term notes and acts as a conduit between Bangor Hydro and UNITIL for the procurement of power under the terms of the original power sales contract between the two parties.

The loan was comprised of $24.8 million in medium term notes, with a term of 53 months. BERI must maintain a capital reserve fund of $1.5 million, funded with proceeds from the loan, which will be used to pay the final installment of principal and interest due in 2002. The assets in the capital reserve fund are held by a third party trustee and invested in money market funds whose investments are limited to U.S. Treasury and Agency obligations, repurchase agreements and short-term bank and corporate obligations. Interest is payable, at the Company's option, under the agreement at the LIBO rate plus 1.125% or the base rate, which is the higher of (a) the lending bank's reported "base rate" and (b) one-
half of one percent   (1/2%) above the federal funds
effective interest rate. To provide interest rate protection through the maturity date of the term loan, in April 1998, BERI entered into an interest rate swap agreement with one of the lending banks. The interest rate swap fixed the LIBO interest rate on the medium term notes at 5.72%. As a result of the interest rate swap agreement, BERI incurred additional interest expense in 1999 amounting to approximately $114,000. The agreement also contains certain financial covenants, with which BERI was in compliance during 1999 and 1998.

In connection with financing the costs of the purchased power contract buyback accomplished in June 1995 (see Note 6), the Company entered into a Loan Agreement with the Finance Authority of Maine (FAME), a body corporate and politic and public instrumentality of the state of Maine. Pursuant to authorizing legislation in Maine, FAME issued $126 million of notes through a private placement, the repayment of which is the responsibility of the Company under the terms of the Loan Agreement. Of that amount, approximately $105 million was made available to the Company to finance a portion of the buyback and approximately $21 million was set aside in a capital reserve fund. The notes bear interest at an annual rate of 7.03%, mature on July 1, 2005 and are subject to a
schedule of annual principal payments beginning     on July
1, 1998. The amount held in the capital reserve fund will be used to pay the final installment of principal and interest due in 2005. The assets in the capital reserve fund are held by a third party trustee and invested in a guaranteed investment contract, earning interest at an annual rate of 6.51%. The interest earnings are utilized to offset the semiannual interest payments on the FAME notes.

In order to secure the FAME notes, the Company executed a General and Refunding Mortgage Indenture and Deed of Trust establishing a lien on the Company's property junior to the lien under the Company's First Mortgage Bonds Indenture. The Company may not issue any additional First Mortgage Bonds in the future. The Company issued bonds to FAME under the new mortgage in the amount of $126 million.

Certain information related to total short-term borrowings under the Credit Agreements and the lines of credit is as follows:

									       1999          1998          1997
----------------------------------------------------------             ------------  ------------  ------------
Total credit available at end of period                                 $30,000,000   $30,000,000   $54,000,000
Letter of credit secured under the revolving credit facility                      -    $4,200,000    $4,200,000
Unused credit at end of period                                          $30,000,000   $13,800,000   $15,800,000
Borrowings outstanding at end of period                                           -   $12,000,000   $34,000,000
Effective interest rate (exclusive of fees) on borrowings                        -%           7.2%          8.3%
  outstanding at end of period
Average daily outstanding borrowings for the period                      $2,802,740   $20,369,863   $31,236,301
Weighted daily average annual interest rate                                     6.7%          7.9%          8.1%
Highest level of borrowings outstanding at any
  month-end during the period                                           $13,000,000   $37,500,000   $36,500,000
                                                                        ===========   ===========   ===========


Under the provisions of the first mortgage bond indenture, substantially all of the Company's plant and property has been mortgaged to secure the Company's first mortgage bonds. Current maturities of the first mortgage bonds and other long-term debt for the five years subsequent to December 31, 1999, amounting to $132,960,000, are $19,460,000 in 2000,
$21,340,000 in 2001, $41,560,000 in 2002, $32,200,000 in
2003, and $18,400,000 in 2004.

Note 5. Postretirement Benefits
-------------------------------

The Company has a noncontributory pension plan covering substantially all of its employees. Benefits under the plan are generally based on the employee's years of service and compensation during the years preceding retirement. The
Company's general policy is to contribute to the funds the amounts deductible for federal income tax purposes. The
Company also has an unfunded noncontributory supplemental non-qualified pension plan that provides additional retirement benefits to certain management employees.

The following tables detail the funded status of the plan, the amounts recognized in the Company's Consolidated Financial Statements, the components of pension expense for 1999, 1998 and 1997 and the major assumptions used to determine these amounts (includes both the funded and unfunded plans). There were no employer contributions to the plan in 1999, 1998 or 1997. The plan's assets are composed of fixed income securities, equity securities and cash equivalents.

The following table sets forth the plans' funded status at
   December 31, 1999 and 1998:
							     1999          1998
------------------------------------------           ------------   ------------
Change in Projected Benefit Obligation
Balance as of December 31, 1998 and 1997              $48,215,365   $45,276,387
Service cost                                            1,439,047     1,208,393
Interest cost                                           3,295,172     3,107,258
Benefits paid                                          (2,965,723)   (3,013,719)
Amendments                                              1,047,567             -
(Gains) and losses                                     (5,865,968)    1,637,046
                                                      -----------   -----------
Balance as of December 31, 1999 and 1998              $45,165,460    $48,215,365
                                                      -----------    -----------
Change in Plan Assets
Balance as of December 31, 1998 and 1997              $49,495,200   $48,323,318
Employer contributions                                     40,000        40,000
Benefits paid                                          (2,965,723)   (3,013,719)
Actual return, less expenses                            5,265,253     4,145,601
                                                      -----------   -----------
Balance as of December 31, 1999 and 1998              $51,834,730   $49,495,200
                                                      -----------   -----------
Funded status                                          $6,669,270    $1,279,835
Unrecognized net transition asset                      (1,322,500)   (2,254,825)
Unrecognized prior service cost                         3,290,845     3,599,188
Unrecognized gain                                     (11,178,648)   (4,067,348)
                                                       -----------   -----------
Accrued pension balance at December 31, 1999 and 1998 ($2,541,033)  ($1,443,150)
                                                      ============  ============


The accumulated benefit obligation for the unfunded supplemental pension plan with accumulated benefit obligations in excess of plan assets was $1,220,982 and $666,976 as of December 31, 1999 and 1998, respectively.

(CAPTION>
Total pension expense included the following components:
								     1999          1998          1997
-------------------------------------------------------      -------------  ------------  ------------
Service cost-benefits earned during the period                 $1,439,047    $1,208,393    $1,064,129
Interest cost on projected benefit obligation                   3,295,172     3,107,258     2,913,572
Expected return on plan assets                                 (4,317,379)   (3,737,267)   (3,513,402)
Total of amortized obligations and deferred net loss              252,043      (333,507)     (333,060)
                                                              -------------  -----------  ------------
Total pension expense                                            $668,883      $244,877      $131,239
                                                              =============  ===========  ============

								      1999         1998          1997
--------------------------------------------------------      -------------   ----------- ------------
Significant assumptions used were-
  Discount rate                                                      6.75%          7.0%          7.5%
  Rate of increase in future compensation levels                      4.0%          4.0%          5.0%
  Expected long-term rate of return on plan assets                    9.0%          9.0%          9.0%




The discount rate and rate of increase in future compensation levels used to determine pension obligations, effective January 1, 2000, are 8% and 4%, respectively, and were used to calculate the plans' funded status at December 31, 1999.

In addition to pension benefits, the Company provides certain health care and life insurance benefits to its retired employees. Substantially all of the Company's employees may become eligible for retiree benefits if they reach normal retirement age while working for the Company.

The MPUC in 1993 issued a final accounting rule in connection with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other
Than Pensions" (SFAS 106), which adopted this pronouncement for ratemaking purposes and authorized the Company to defer the excess of the net periodic postretirement benefit cost recognized under SFAS 106 over the pay-as-you-go amount in 1993 through February 28, 1994, and to include such excess as a regulatory asset pending inclusion in the new base rates, effective March 1, 1994. This regulatory asset, which amounted to $705,283 at February 28, 1994, is being recovered, beginning March 1, 1994, over a ten-year period. The Company, also in accordance with the final accounting ruling, is amortizing the unrecognized transition obligation of $10,023,200 over a 20-year period.

In 1994 the Company established an irrevocable external Voluntary Employee Benefit Association Trust Fund (VEBA) to fund the payment of postretirement medical and life insurance benefits. Company contributions to the VEBA amounted to approximately $1.3 million in each of 1999 and 1998, and $1.1 million in 1997. The VEBA's assets are composed of United States Treasury money market funds. The Company's general policy is to contribute to the VEBA amounts necessary to fund claims and administrative costs.

The following table sets forth the benefit plan's funded status at December 31, 1999 and 1998.


							   1999           1998
-------------------------------------------------   -----------    -----------
Change in Accumulated Postretirement Benefit Obligation
  Balance as of December 31, 1998 and 1997          $19,073,629    $16,234,790
  Service cost                                          583,385        401,856
  Interest cost                                       1,518,092      1,060,671
  Claims paid                                        (1,301,239)    (1,292,715)
  Gains and losses                                      846,966      2,669,027
                                                    ------------   ------------
  Balance as of December 31, 1999 and 1998          $20,720,833    $19,073,629

Change in Plan Assets
  Balance as of December 31, 1998 and 1997             $321,408       $283,731
  Employer contributions                              1,347,000      1,338,027
  Retiree contributions                                  47,152         45,757
  Claims paid                                        (1,301,239)    (1,292,715)
  Actual return, less expenses                          (55,350)       (53,392)
                                                    ------------   ------------
Balance as of December 31, 1999 and 1998               $358,971       $321,408
                                                    ------------   ------------
Funded status                                      ($20,361,862)  ($18,752,221)
Unrecognized net transition obligation                6,514,800      7,016,000
Unrecognized loss                                     5,087,038      4,760,198
Accrued postretirement benefit cost balance at     ------------   ------------
December 31, 1999 and 1998                          ($8,760,024)   ($6,976,023)
                                                   ============   ============


The actuarially determined net periodic postretirement benefit cost for 1999, 1998 and 1997 and the major assumptions used to determine these amounts are shown in the following tables:

							      1999         1998         1997
-------------------------------------------             ----------   ----------   ----------
Service cost of benefits earned                           $583,385     $401,856     $342,739
Interest cost on accumulated postretirement
  benefit obligation                                     1,518,092    1,060,671      994,936
Actual return on plan assets                                (9,710)     (10,608)      (9,395)
Amortization of unrecognized transition obligation         501,200      501,200      501,200
Other deferrals, net                                       405,834      (14,392)     (11,605)
                                                        ----------   ----------   ----------
Net periodic postretirement benefit cost                $2,998,801   $1,938,727   $1,817,875
                                                        ==========   ==========   ==========


                                             1999    1998     1997
---------------------------------------     -------  ------  -------
Significant assumptions used were-
Discount rate                                  6.75%   7.0%    7.5%
Health care cost trend rate,
  employees less than age 65-
        Near-term                              7.5%    8.0%    8.5%
        Long-term                              4.5%    5.0%    4.5%
Health care cost trend rate,
 employees greater than age 65-
        Near-term                              7.5%    8.0%    6.8%
        Long-term                              4.5%    5.0%    4.5%
Rate of return on plan assets                  5.0%    5.0%    5.0%


The discount rate used to determine postretirement benefit obligations, effective January 1, 2000, and the Plan's funded status at December 31, 1999, was 8%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

						       1% Increase 1% Decrease
---------------------------------------------------    ----------- -----------

Effect on total of service and interest cost components $  308,173 $  (392,320)
Effect on postretirement benefit obligation              2,374,781  (2,904,741)

In 1999 the Company incurred $469,000 and $175,587 in special termination benefits associated with enhanced pension and postretirement medical benefits, respectively, provided to employees who were displaced due to the asset sale to PP&L Global (see Note 10). The state of Maine electric utility restructuring legislation allows utilities to recover the costs of providing such benefits to the workers displaced due to the sale of the Company's generation assets, and consequently, the special termination benefits expense of $644,587 has been deferred as a regulatory asset at December 31, 1999. This regulatory asset will begin to be recovered starting March 1, 2000 over a three-year period as specified in the Company's most recent rate order from the MPUC.

The estimates of the Company's accrued pension and postretirement benefit costs involve the utilization of significant assumptions. Any change in these assumptions could impact the liabilities in the near term.

The Company also provides a defined contribution 401(k) savings plan for substantially all of its employees. The Company's matching of employee voluntary contributions amounted to approximately $331,000 in 1999, $330,000 in 1998 and $295,000 in 1997.


Note 6. Jointly Owned Facilities and Power Supply Commitments
-------------------------------------------------------------

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

The entire output of the Plant had been sold at wholesale by Maine Yankee to ten New England electric utilities, which collectively own all of the common equity of Maine Yankee; a portion of that output (approximately 6.2%) was in turn resold by certain of the owner utilities to 28 municipal and cooperative utilities in New England (the Secondary Purchasers). Maine Yankee recovered, and since the shutdown decision has continued to recover, its costs of providing service through a formula rate filed with the FERC and contained in Power Contracts with its utility purchasers, which are also filed with the FERC. Pursuant to the FERC filing dated November 6, 1997, Maine Yankee submitted for filing certain amendments to the Power Contracts (the Amendatory Agreements), revised rates to reflect the decision to shut down the Plant, a requested approval of an increase in the decommissioning component of its formula rates, and certain other rate changes, including recovery of unamortized investment (including fuel) and certain changes to its billing formula, consistent with the non-operating status of the Plant. By Order dated June 1, 1999, the FERC approved an Offer of Settlement submitted by the various intervenors in the case.

The Offer of Settlement provides for Maine Yankee to collect $33.6 million in the aggregate annually, effective January 15, 1998: (1) $26.8 million for estimated decommissioning costs, and (2) $6.8 million for interim spent fuel storage installation (ISFSI)-related costs. The original filing with FERC on November 6, 1997 called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI. The amount collected annually could be reduced to approximately $26 million if Maine Yankee is able to (1) use funds held in trust under Maine law for spent-fuel disposal in connection with the construction of the ISFSI, and (2) access approximately $6.8 million being held by the state of Maine for eventual payment to the state of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is now in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency. Both required authorizing legislation in Maine, which was obtained pursuant to P.L. 173. The Offer of Settlement also provides for recovery of all unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50%, effective January 15, 1998, on equity balances up to maximum allowed equity amounts. The Settling Parties also agreed in the proposed settlement not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee. As a separate part of the Offer of Settlement, the Company, the other two Maine owners of Maine Yankee, the MPUC Staff, and the Office of the Public Advocate entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the Maine Agreement).

Under the Maine Agreement, the Company would continue to recover its Maine Yankee costs in accordance with its February 1998 rate order from the MPUC without any adjustment reflecting the outcome of the FERC proceeding. To the extent that the Company has collected from its retail customers a return on equity in excess of the 6.50% contemplated by the Offer of Settlement, no refunds would be required, but such excess amounts would be credited to the customers to the extent required by the Company's Alternative Rate Plan. The final major provision of the Maine Agreement requires the Maine owners, for the period from March 1, 2000, through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee board of directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. The Company's share of that amount would be $5.74 million for the period. The Maine Agreement, which was approved by the MPUC on December 22, 1998, also sets forth the methodology for calculating such replacement power costs. The Company believes that the Offer of Settlement, including the Maine Agreement, constitutes a reasonable resolution of the issues raised in the Maine Yankee FERC proceeding, and eliminates significant uncertainties concerning the Company's future financial performance.

Maine Yankee's most recent estimate of the total costs of decommissioning and plant closure, for the period from 1999 to 2008, excluding funds already collected, is $715 million (undiscounted). The Company's share of the estimated cost at December 31, 1999 is approximately $46 million and is recorded as a regulatory asset and decommissioning liability. The regulatory asset was recorded for the full amount of the decommissioning and plant closure costs due to the recent industry restructuring legislation (see Note
10) allowing the Company future recovery of nuclear decommissioning expenses related to Maine Yankee, as well as the Company being allowed a recovery mechanism in its February 1998 rate order for Maine Yankee non-decommissioning plant closure costs. Accumulated decommissioning funds at December 31, 1999 had an adjusted market value of $181.1 million of which the Company's share was approximately $12.7 million.

Summary Financial Information for Maine Yankee and MEPCO


------------------------------------------------------------------------------------------------------------------
						      Maine Yankee                            MEPCO
------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------
                                                1999         1998        1997       1999       1998       1997
                                             ----------  -----------  ----------  ---------  ---------  ---------


Operations:
   As reported by investee-
      Operating Revenue                      $   69,439  $   110,608  $  238,586  $   2,738  $   3,514  $  24,473
------------------------------------------------------------------------------------------------------------------
      Depreciation & decommissioning
         collections                         $   55,286  $    57,617  $   33,625  $     326  $     364  $     222
      Interest and Preferred Dividends           14,079       15,958      18,031         72         77         67
      Other expenses, net                        (4,789)      32,117     179,317       (969)     2,125     23,112
------------------------------------------------------------------------------------------------------------------
      Operating expenses                     $   64,576  $   105,692  $  230,973  $    (571) $   2,566  $  23,401
------------------------------------------------------------------------------------------------------------------
      Earnings Applicable to Common Stock    $    4,863  $     4,916  $    7,613  $   3,309  $     948  $   1,072
==================================================================================================================
   Amounts Reported by the Company-
      Purchased power costs                  $    4,368  $     7,185  $   16,764  $       -  $       -  $       -
      Equity in net income                          (83)        (215)       (524)      (199)      (123)       (15)
------------------------------------------------------------------------------------------------------------------
      Net purchased power expense            $    4,285  $     6,970  $   16,240  $    (199) $    (123) $     (15)
==================================================================================================================
Financial Position:
   As reported by investee-
      Plant in service                       $      685  $       687  $      687  $  23,493  $  23,633  $  23,510
      Accumulated depreciation                        -            -           -    (23,015)   (22,899)   (22,618)
      Other assets                            1,091,265    1,182,611   1,367,456      7,589      4,781      3,470
------------------------------------------------------------------------------------------------------------------
         Total assets                        $1,091,950  $ 1,183,298  $1,368,143  $   8,067  $   5,515  $   4,362
   Less-
      Preferred stock                            15,000       16,800      17,400          -          -          -
      Long-term debt                             54,000       68,433     143,665          -        220        420
      Other liabilities and deferred credits    947,972    1,018,575   1,128,128      4,339      2,079      1,578
------------------------------------------------------------------------------------------------------------------
         Net assets                          $   74,978  $    79,490  $   78,950  $   3,728  $   3,216  $   2,364
==================================================================================================================
Company's reported equity-
      Equity in net assets                   $    5,248  $     5,564  $    5,527  $     529  $     457  $     336
      Adjust Company's estimated to actual           19         (125)          5          1        (18)       (10)
------------------------------------------------------------------------------------------------------------------
      Equity in net assets as reported       $    5,267  $     5,439  $    5,532  $     530  $     439  $     326
==================================================================================================================



MEPCO - The Company owns 14.2% of the common stock of MEPCO. MEPCO owns and operates electric transmission facilities from Wiscasset, Maine, to the Maine-New Brunswick border. Information relating to the operations and financial position of Maine Yankee and MEPCO appears above. In connection with the Company's generation asset sale (see Note 10), the Company sold certain of its rights to MEPCO transmission capacity.

Wyman 4 - The Company owned 8.33% (50 MW) of the oil-fired 600 MW Wyman Unit No. 4 in Yarmouth, Maine. In May 1999 the Company sold its interest in Wyman 4 to PP&L Global as part of its generation asset sale (see Note 10). The Company's proportionate share of the direct expenses of this unit, through the date of the sale, is included in the corresponding operating expenses in the Consolidated Statements of Income. Included in the Company's utility plant at December 31, 1998 and 1997 were the following amounts with respect to this unit:


                                                   1998           1997
-------------------------------------------------------------------------
Electric plant in service                   $  16,887,608  $  16,886,776
Accumulated depreciation                       (9,851,639)    (9,389,542)
-------------------------------------------------------------------------
                                            $   7,035,969  $   7,497,234
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

The Company is also a 1.5% participant in the NEPOOL/Hydro-Quebec Phase 2 project (Phase 2), which involves an increase to the capacity of the Phase 1 intertie to 2,000 MW. As in the Phase 1 project, the Company receives a share of the anticipated energy cost savings derived from purchases from Hydro-Quebec and capacity benefits provided by the intertie and is required to pay its share of the costs of ownership and operation whether or not any savings are obtained. In connection with the generation asset sale in May 1999, the Company sold its rights as a participant in the regional utilities agreement with Hydro-Quebec (see Note 10). The Company, though, is still required to pay its share of the
costs    of ownership and operation of the Hydro-Quebec
intertie. Also in connection with the asset sale, PP&L Global (PP&L) has agreed to pay the Company $400,000 per year to partially offset the Company's on-going Hydro-Quebec support payments. Since the Company still has an obligation for the costs of the Hydro-Quebec intertie, but it has sold the rights to the benefits as a participant, a $7.5 million liability (included in Other Long-term Liabilities) and corresponding regulatory asset (included in Other Regulatory Assets) have been recorded as of December 31, 1999 on the Consolidated Balance Sheet representing the present value of the Company's estimated future payments (net of the $400,000 to be received from PP&L) for costs of ownership and operation of the Hydro-Quebec intertie.

Bangor Var Co. - In 1990, the Company formed BVC, whose sole function is to be a 50% general partner in Chester, a partnership which owns a static var compensator (SVC), which is electrical equipment that supports the Phase 2 transmission line. A wholly-owned subsidiary of Central Maine Power Company owns the other 50% interest in Chester. Chester has financed the acquisition and construction of the SVC through the issuance of $33 million in principal amount of 10.48% senior notes due 2020, and up to $3.25 million in principal amount of additional notes due 2020 (collectively, the SVC Notes). The holders of the SVC Notes are without recourse against the partners or their parent companies and may only look to Chester and to the collateral for payment. The New England utilities which participate in Phase 2 have agreed under a FERC approved contract to bear the cost of Chester, on a cost of service basis, which includes a return on and of all capital costs. Information relating to the operations and financial position of Chester appears on page 42.

Penobscot Natural Gas Company - In 1998 the Company formed Penobscot Gas, whose sole function was to be a 50% general partner in Bangor Gas Company, LLC (Bangor Gas), which is constructing a nat-ural gas distribution system in the greater Bangor, Maine area. Sempra Energy, a joint venture of Pacific Enterprises and Enova Corporation, owns the other 50%
interest in Bangor Gas. Gas service to Maine   has become
feasible for the first time because of the development of the Maritimes & Northeast Pipeline Project, extending from the Sable Offshore Energy Project near Sable Island, Nova Scotia, through the state of Maine and interconnecting with the Tennessee Gas Pipeline in Dracut, Massachusetts. The pipeline passes near the Bangor area. As the restructuring of the electric industry in Maine has developed, the Company has become increasingly cognizant of the need to focus on its core electric transmission and distribution business. Consequently the Company has determined that it no longer in-tends to participate in the Bangor Gas joint venture and intends to sell its joint venture interest. Penobscot Gas' investment in Bangor Gas as of December 31, 1999 is approximately $328,000 and is recorded as an Other Investment on the Consolidated Balance Sheets. Management is currently unable to predict the financial statement impact of this decision.

At December 31, 1998, Penobscot Gas had approximately a $77,000 equity investment in Bangor Gas. Penobscot Gas recorded equity losses in Bangor Gas of approximately $249,000 and $98,000 for the years ended December 31, 1999 and 1998, respectively. Bangor Gas' total assets, principally construction work in progress, amounted to $12.5 million and $2.9 million at December 31, 1999 and 1998, respectively.

Summary Financial Information for Bangor-Pacific and Chester

------------------------------------------------------------------------------------------------------
					       Bangor-Pacific                     Chester
------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
------------------------------------------------------------------------------------------------------
                                            1999*        1998       1997       1999       1998       1997
                                         ---------  ---------  ---------  ---------  ---------  ---------


Operations:
As reported by investee-
   Operating Revenue                    $   4,426  $   7,309  $   7,057  $   4,406  $   4,535  $   4,642
--------------------------------------------------------------------------------------------------------
   Depreciation                         $     511  $     868  $     870  $   1,075  $   1,075  $   1,075
   Interest expense                         1,688      3,082      3,294      2,616      2,737      2,859
   Other expenses, net                        497        890        911        715        723        708
--------------------------------------------------------------------------------------------------------
   Operating expenses                   $   2,696  $   4,840  $   5,075  $   4,406  $   4,535  $   4,642
--------------------------------------------------------------------------------------------------------
   Net Income                           $   1,730  $   2,469  $   1,982  $       -  $       -  $       -
========================================================================================================
Company's reported equity in net income $     865  $   1,235  $     991  $       -  $       -  $       -
========================================================================================================
Financial Position:
As reported by investee-
   Plant in service                     $       -  $  44,047  $  44,047  $  31,993  $  31,993  $  31,993
   Accumulated depreciation                     -     (9,031)    (8,163)    (9,598)    (8,523)    (7,447)
   Other assets                                 -      3,308      3,129      2,907      3,008      3,087
--------------------------------------------------------------------------------------------------------
      Total assets                      $       -  $  38,324  $  39,013  $  25,302  $  26,478  $  27,633
   Less-
      Long-term debt                            -     26,300     28,500     23,471     24,654     25,837
      Other liabilities                         -      2,517      2,425      1,831      1,824      1,796
--------------------------------------------------------------------------------------------------------
         Net assets                     $       -  $   9,507  $   8,088  $       -  $       -  $       -
========================================================================================================
Company's reported equity in net assets $       -  $   4,754  $   4,044  $       -  $       -  $       -
========================================================================================================


*Financial information related to the operations of Bangor-Pacific is presented for the first seven months of 1999, prior to the sale of PHC.


Small Power Production Facilities - As of the end of 1999, the Company had contracts with six in-dependent, non-utility power producers known as "small power production facilities." The West Enfield Project, described below, is one such facility. There are four other relatively small hydroelectric facilities, and a 20 MW facility fueled by municipal solid waste (see PERC discussion below). The cost of power from the small power production facilities is more than the Company would incur from other sources if it were not obligated under these contracts, and, in the case of the solid waste plant, substantially more. The prices were negotiated at a time when oil prices were much higher than at present, and when forecasts for the costs of the Company's long-term power supply were higher than current forecasts.

The Company had been attempting to alleviate the adverse impact of high-cost contracts with small power production facilities. One method for doing so had been to pay a fixed sum in return for terminating the contract. The first such transaction was accomplished in 1993, and in 1995 the Company succeeded in accomplishing two more. These contract terminations have resulted in significant savings in purchased power costs, and the Company believes such savings will continue over the long term.

In the 1993 transaction, the Company negotiated an agreement to cancel its long-term purchased power agreement with one of the biomass plants, the Beaver Wood Joint Venture (Beaver
Wood), in June 1993. In connection with the cancellation, the Company paid Beaver Wood $24 million in cash and issued a new series of 12.25% First Mortgage Bonds due July 15, 2001 to the holders of Beaver Wood's debt in the amount of $14.3 million in substitution for Beaver Wood's previously outstanding 12.25% Secured Notes. The remaining outstanding principal of these First Mortgage Bonds was repaid in August 1999 through the utilization of generation asset sale proceeds. Also, in connection with the cancellation agreement, a reconstituted Beaver Wood partnership paid the Company $1 million at the time of settling the transaction and agreed to pay the Company $1 million annually for a six-year period beginning in 1994 in return for retaining the ownership and the option of operating the plant. The payments are secured by a mortgage on the property of the Beaver Wood facility. In each of the years from 1994 through 1997 the Company received its $1 million payment. The Company was entitled to receive the final two payments totaling $2 million in 1998 and 1999 from Beaver Wood. However, in July 1998, Beaver Wood indicated that it would not be making the payment due at that time and requested the Company agree to a lower payment. After assessing the potential costs and benefits of foreclosing on the mortgage, the Company determined that accepting a payment of $1.75 million would be a better alternative. This $1.75 million payment was received in February 1999. Management believes it is entitled to recover the $250,000 shortfall from its customers.

In May 1993 the Company received an accounting order from the MPUC related to this purchased power contract buyout. The order stipulated that the Company could seek recovery of the costs associated with the buyout in a future base rate case, and could also record carrying costs on the deferred balance. Consequently, a regulatory asset of $40.3 million was recorded as of December 31, 1993. Effective with the imple-mentation of new base rates on March 1, 1994, the Company began recovering over a nine-year period the deferred balance, net of the additional $6 million anticipated from Beaver Wood. In connection with the temporary rate increase effective July 1, 1997, the MPUC required the Company to accelerate the amortization of this regulatory asset, and effective December 12, 1997, the MPUC authorized the Company to revert to the original amortization schedule. Effective with the rate order in February 1998, the amortization was reduced, so that the unamortized balance of the regulatory asset would be the same as under the original amortization schedule as of March 1, 2000. Effective March 1, 2000, this regulatory asset will be amoritized at an annual rate of $3.9 million through February 2003.

The 1995 transactions involved a "buyback" of the contracts for the purchase of power from two biomass-fueled generating plants in West Enfield and Jonesboro, Maine, which are identical plants under common ownership. The buyback cost was approximately $170 million, including transaction costs. The buyback costs were deferred and recorded as a regulatory asset and are being amortized and collected over a ten-year period, beginning July 1, 1995. The cost of the buy-back was financed entirely by new debt instruments, thereby significantly increasing the Company's indebtedness (see Note
4).

In June 1998 the Company successfully completed this major restructuring of its obligations under various agreements with PERC. It is anticipated that the restructuring will result in a substantial savings for the Company and will allow PERC to continue to meet the solid waste disposal needs of Maine communities. PERC owns a 20 MW waste-to-energy facility in Orrington, Maine, that provides solid waste disposal services to many communities in central, eastern, and northern Maine. The contract requires the Company to purchase the electricity output of the plant until 2018 at a price that is presently above the cost of alternative sources of power, and, in the Company's opinion, is likely to remain so. The Company's net purchased power under this contract was approximately $13.2 million in 1999 and is projected to be $15-16 million annually, net of revenues from the resale of power to another utility (these amounts are not reduced by the Company's pro rata share of PERC's net revenues discussed below).

This major restructuring involved several separate components including the following:

1) PERC refinanced $45 million in existing bonds with a remaining five-year term over a twenty-year period using tax exempt bonds issued by the Finance Authority of Maine under its Electric Rate Stabilization Program.

2) PERC will share the net revenues generated by the facility on a pro rata basis with the Company and the Municipal Review Committee (MRC) which represents over 130
Maine municipalities receiving waste disposal service from PERC. In 1999 and 1998 the Company realized $2.9 million and $2 million, respectively, in savings associated with its share of PERC net revenues. The Company expects to realize approximately $3.6 million annually in such savings through the term of the PERC contract.

3) The Company made a onetime payment of $6 million to PERC in June 1998 and is making additional quarterly payments, starting in October 1998, of $250,000 for four years totaling $4 million.

4) The Company and PERC amended their existing power purchase agreement to include the MRC as a party.

5) The MRC's constituent municipalities extended their contracts with PERC by 15 years to supply solid waste to the facility through 2018.

6)      The Company issued two million warrants to purchase
common stock, one million each to PERC and the MRC. Each
warrant entitles the warrant holder to acquire one share of
the Company's common stock at a price of $7 per share. No
warrants could be exercised within the first nine months
after their issuance, and they are exercisable in 500,000
share blocks following the expiration of nine months,  21
months, 33 months, and 45 months from the closing date.
Upon exercise, the Company has the option, instead of providing common stock, to pay cash equal to the difference between the then market price of the stock and the exercise price of $7 per share times the number of shares as to which exercise is made. The MPUC has established a cap on ratepayers' exposure to the cost of the warrants. Ratepayer costs are limited to the difference between the higher of $15 per share or the book value per share at the time the warrants are exercised and the $7 exercise price. The
Company would not recover any costs above the cap from ratepayers. As previously discussed in Note 3, in 1999, 349,999 common stock warrants were exercised (at a market prices below the book value per common share at the time of the exercise), and the Company exercised its option to pay cash to the holders of the warrants instead of actually issuing shares of common stock. These payments amounted to approximately $3.3 million. Since the common shares were not issued, and the Company had recorded the estimated fair value of these warrants when issued in June
1998, amounting to approximately $400,000, as an addition to the PERC regulatory asset, an adjustment has been made in connection with the cash payments option to increase the PERC regulatory asset by approximately $2.9 million as of December 31, 1999.

Depending upon a number of assumptions, including the ultimate cost of the warrants and markets for solid waste disposal, it is projected that the restructuring could result in cost savings to the Company over the next twenty years with a net present value of $16-$22 million.

The refinancing by PERC was made possible by the Maine
Legislature through an amendment to the Electric Rate
Stabilization Program that allowed PERC to qualify for such financing. Under the Program, the state of Maine's "moral obligation" supports the new nonrecourse debt.

As of December 31, 1999, the Company has deferred, as a regulatory asset, approximately $12.4 million in connection with the PERC restructuring. As discussed above, the Company is currently recovering the deferred PERC restructuring costs in rates. Effective with the implementation of new rates on March 1, 2000, the Company will be recovering the full amount of deferred PERC restructuring costs, including an estimate of the future value of warrants to be exercised and the additional $250,000 quarterly payments discussed above, amounting to an annual amortization of $1.6 million per year. The Company is not receiving a return on unexercised warrants, but may accrue carrying costs on the value of any warrants exercised until the amounts are included in the determination of new rates in the future.

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

In late July 1999, in connection with the generation asset sale, the Company sold PHC to PP&L and received $10 million in proceeds. The sale resulted in a gain of approximately $5.2 million, of which $4.7 million has been deferred as part of the deferred asset sale gain as of December 31, 1999 (see
Note 10). The remaining $.5 million of the gain relates to the portion of the gain on sale of PHC which is allocable to shareholders (recorded as Other Income in the Consolidated Statements of Income for the year ending December 31, 1999).

Under the purchased power contract with Bangor-Pacific, if the project operates as anticipated, payments by the Company to Bangor-Pacific are estimated to be about $7.5 million. It is possible that the Company would be required to make payments under the contract regardless of whether any power is delivered, in an amount of approximately $4 million per year. However, the Company has the right to terminate the contract if the failure to deliver power continues for a period of twelve consecutive months. Information relating to the operations of Bangor-Pacific appears on page 42.

Other Power Supply Commitments - The Company had a contract, which started in June 1997, for the delivery of up to 60 MW of power from another utility, ending February 29, 2000. This contract was directly tied to the price of oil and the Company hedged this purchase through its energy risk management program (see Note 13 for a discussion of the Company's fuel hedge program). The Company's purchased power expense (including hedge settlements) under this contract was approximately $11.6 million in 1999.

The Company also had a 40 MW purchase power contract tied directly to the price of oil. The term of this contract was January 1, 1999 through February 29, 2000. The Company also hedged this purchase through its energy risk management program, and the purchased power expense was approximately
$6.9 million  in 1999.

As part of the generation asset sale to PP&L, the Company entered into a Transitional Power Sales Agreement with PP&L's subsidiary, Penobscot Hydro, to purchase the output from the Company's former hydroelectric facilities. This agreement became effective the day after the asset sale closing in May 1999 and expired on February 29, 2000. Purchased power expenses under the contract were approximately $3.2 million for 1999.

In late 1999 the Company selected Morgan Stanley Dean Witter & Co., subsidiary Morgan Stanley Capital Group Inc., (Morgan Stanley) as the winning bidder for all of the capacity and energy from its six purchased power contracts being auctioned off pursuant to Chapter 307 of Maine's 1997 law restructuring the State's electric industry. The purchased power contracts provide 38 MWs of capacity and 218,000 MWHs of energy from hydro and biomass generation in Maine. The Morgan Stanley contract commenced March 1, 2000, the date when retail cus-tomer choice for power supply commenced in Maine, and will continue for a period of two years. This transaction has been approved by the MPUC.

Included in the sale are 16 MWs of capacity and associated energy from the Company's contract with PERC and all the capacity and energy from the Company's 19 MW hydro contract with Bangor-Pacific. Also a part of the transaction are all of the energy and capacity from the Company's several smaller agreements with Pumpkin Hill, Milo, Green Lake and Sebec Hydro.

In connection with the Company's current rate proceeding with the MPUC, the cost of energy and capacity associated with these agreements, net of the revenues to be realized from the resale to Morgan Stanley are being recovered from customers as stranded costs. Also being recovered as stranded costs are the Company's obligations under the regional utilities agreements with Hydro-Quebec.

Basin Mills and Veazie Projects - As a result of increased uncertainty about the recoverability of amounts invested through 1993 in licensing activities for proposed additional hydroelectric facilities, the Company had established a reserve against those investments in the amount of $8.7 million as of December 31, 1993. Since 1993 the Company had charged to non-operating expense all amounts related to these licensing activities. The projects for which the reserve was established are a proposed 38 MW generating facility located at the so-called Basin Mills site on the Penobscot River in Orono and Bradley, Maine, and an 8 MW addition to the Company's existing dam and power station on the Penobscot River in Veazie and Eddington, Maine. As discussed in Note 10, the Company's investment in the Basin Mills and Veazie projects were included in the assets sold as part of its generation asset sale, and the $8.7 million reserve was reversed during 1999.


Note 7. Recovery of Seabrook Investment and Sale of Seabrook
	Interest
------------------------------------------------------------

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


Note 8. Unaudited Quarterly Financial Data
------------------------------------------

Unaudited quarterly financial data pertaining to the results of operations are shown below

						 Quarter Ended
			    ------------------------------------------
                      			      Mar. 31   June 30  Sept. 30    Dec. 31
			    ------------------------------------------
1999                      DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------
Electric Operating Revenue  $  50,222 $  47,299 $  51,452 $    49,022
Operating Income                9,886     8,502     9,331       8,439
Net Income                      4,212     3,452     5,037       5,580
Basic Earnings Per Share
  of Common Stock           $    .53  $    .43  $    .65  $      .74
======================================================================
1998
----------------------------
Electric Operating Revenue  $  49,100 $  46,601 $  49,158 $    50,285
Operating Income                8,410     8,006     9,087       9,633
Net Income (Loss)               2,408     2,267     2,949       3,841
Basic Earnings (Loss) Per Share
  of Common Stock           $    .28  $    .27  $    .36  $      .48
======================================================================
1997
----------------------------
Electric Operating Revenue  $  48,176 $  42,236 $  47,557 $    49,356
Operating Income                6,657     4,896     5,902       6,334
Net Income                        716    (1,037)     (188)        122
Basic Earnings Per Share of
  Common Stock              $    .05  $   (.19) $   (.07) $     (.03)
======================================================================


Note 9. Fair Value of Financial Instruments
-------------------------------------------

The following represents the estimated fair value at December
31, 1999 of each class of financial instrument for which it is practical to estimate the value:

Cash and cash equivalents: the carrying amount of $15,691,166 approximates fair value.

Funds held by trustee-money market funds and U.S. Treasury
Bills: the carrying amount of $2,240,714 approximates fair value.

The fair values of other financial instruments at December
31, 1999 based upon similar issuances of comparable companies are as follows:

In Thousands                                        Carrying Amount  Fair Value
----------------------------------------------      ---------------  ----------
Funds held by trustee-guaranteed investment contract         $21,192   $21,038
First Mortgage Bonds                                          85,000    91,433
FAME Revenue Notes                                           100,600    98,340
Medium Term Notes-LIBO rate plus 1.125%                       17,160    17,160


Note 10. Industry Restructuring and Rate Regulation
---------------------------------------------------

Industry Restructuring - As discussed in the 1998 Form 10-K, in 1997, the Maine Legislation enacted "An Act to
Restructure the State's Electric Industry", some of the principal provisions of which are as follows:

1) Beginning on March 1, 2000, all consumers of electricity have the right to purchase generation services directly from competitive electricity suppliers who will not be subject to rate regulation.

2) The Company must divest of most of its generation related assets and business functions. As discussed below, in 1999 the Company completed transactions to sell most of its generation related assets to PP&L.

3) Billing and metering services will be subject to competition beginning March 1, 2002, but the legislation permits the MPUC to establish an earlier date, no sooner than March 1, 2000. There is currently activity within the legislature to extend the date one year to March 1, 2003 and limit the scope of the competitive billing and metering services to only the largest industrial customers. If such a change is enacted, the implementation of competitive billing and metering would not have significant impact on the Company or its operations.

4) The Company will continue to provide transmission and distribution (T&D) services which will be subject to continued regulation by the FERC and MPUC, respectively.

5) Maine electric utilities will be permitted a reasonable opportunity to recover legitimate, verifiable and unmitigable costs that are otherwise unrecoverable as a result of retail competition in the electric utility industry ("stranded costs").

Sale of the Company's Generating Assets - On May 27, 1999, the Company completed most of the transaction for the sale of its electric generating assets and certain transmission rights to PP&L. The purchase price for the assets transferred was $79 million.

The sale involved all but one of the Company's hydroelectric plants on the Penobscot, Piscataquis, and Union rivers and Bangor Hydro's 8.33% ownership interest in the Wyman Unit #4 oil-fired plant in Yarmouth, Maine-a total base load capacity of 83 megawatts. The sale also involved a transfer by the Company of rights to transmit power over the MEPCO transmission facilities connecting NEPOOL to New Brunswick Canada; the Company's rights as a participant in the regional utilities' agreement with Hydro-Quebec pursuant to an agency agreement; and the Company's rights to develop a second high voltage transmission line that will connect NEPOOL to New Brunswick, Canada.

The Company conducted an auction in 1998, which led to the signing of a purchase and sale agreement with PP&L in late September 1998. The purchase and sale agreement also included the Company's 50% interest in the 13 megawatt West Enfield hydro station on the Penobscot River. In late July 1999, the Company received $10 million in proceeds from the transfer of the economic interest in that project, and in late August 1999, the MPUC approved the sale to PP&L of PHC. The Company has utilized a significant portion of the net proceeds of the sale to reduce outstanding debt and preferred stock.

The Company realized a net gain on the sale related to the PP&L sale of approximately $24.8 million, and $24.3 million of this amount has been recorded as a deferred liability at December 31, 1999 on the Consolidated Balance Sheets. Included in the determination of the deferred gain on sale is the accrual of carrying costs on the deferred gain balance, the selling and closing costs associated with the asset sale, the costs incurred for the early retirement of debt and preferred stock through the utilization of asset sale proceeds, income tax expense impacts associated with the asset sale gain, and the net expense associated with the sale of its generating assets and the simultaneous purchased power buyback agreement with PP&L (see below for a discussion of the net expense). As specified in the most recent rate order from the MPUC, which is discussed below, the deferred gain will be utilized over a 70 month period to reduce electric rates effective March 1, 2000. As discussed in Note 6, the other $.5 million of the gain on the sale of Penobscot Hydro that is allocable to shareholders, pursuant to orders of the MPUC, has been recorded as other income in 1999.

As discussed in the 1998 Form 10-K, in September 1998, the Company sold certain property and equipment at its Graham Station site in Veazie, Maine, to Casco Bay Energy for $6.2 million. The Company realized a net gain from the sale of $5.1 million, which has been recorded as a deferred liability at December 31, 1999. Included in the determination of this deferred gain is the accrual of carrying costs on the deferred gain balance, the selling and closing costs associated with the asset sale, and the net savings associated with the sale of these assets (through reduced depreciation and property tax expense, and the return on these assets included in the Company's rates through March 1,
2000). Consistent with the deferred gain on sale of generating assets discussed above, this $5.1 million gain will also be utilized to reduce electric rates starting March 1, 2000.

In connection with the sale, the $6.2 million in proceeds were deposited with a third party trustee, as a requirement under the Company's bond indenture. The $6.2 million was released by the trustee in January 1999 and was utilized to repay a portion of the Company's medium term notes. Also in connection with the sale, the Company deposited $400,000 with a third party trustee to be utilized for future environmental remediation at the site. As of December 31, 1999, approximately $383,000 of this amount had been expended on environmental remediation activities. Management does not expect the total environmental remediation costs to exceed $400,000.

As discussed above, as a result of the sale of the Company's generation assets, the Company was required by the MPUC to defer all savings, for the period from the asset sale through February 29, 2000, associated with the sale of its generating assets and the simultaneous purchased power buyback agreement with PP&L. This included savings associated with the Casco Bay Energy sale in September 1998. Any net savings or expense for this period are to be flowed-back to/recovered from customers effective with new rates on March 1, 2000. As of December 31, 1999 the net expense recorded as a reduction of the deferred asset sale gain amounted to approximately $225,000. The reason for the net expense is due principally to unusually high purchased power costs during the hot weather in early June and in July 1999 to replace generation lost from the asset sale to PP&L. Since these high costs would not have occurred if the Company had not sold these assets, the Company has recorded the net expense as a reduction of the deferred asset sale gain.

Current Rate Proceedings - The Company has been involved in rate proceedings with the MPUC since mid-1998 to determine its revenue requirement as a T&D utility starting March 1, 2000 and the recoverability of the Company's stranded costs. In February 2000, the Company received a final rate order from the MPUC setting its T&D and stranded cost rates effective March 1, 2000. The Company's total annual revenue requirement as set in the rate proceedings, including $40 million associated with stranded cost recovery, amounted to $103.2 million. The stranded cost recovery includes the decommissioning and other plant closure expenses for Maine Yankee.

In 2003 and every three years thereafter until the stranded costs are recovered, the MPUC shall review and reevaluate the stranded cost recovery. Customers reducing or eliminating their consumption of electricity by switching to self-generation, conversion to alternative fuels or utilizing demand-side management measures cannot be assessed exit or entry fees.

Deferral of Restructuring Related Costs - Also as part of the restructuring law, employees, other than officers, displaced as a result of retail competition are entitled to certain severance benefits and retraining programs, and these costs are recoverable through charges collected by the regulated distribution company. In connection with this part of the law, the Company incurred approximately $840,000 in benefit costs associated with the employees terminated as a result of the generation asset sale. This amount has been deferred as a component of Other Regulatory Assets on the Consolidated Balance Sheets as of December 31, 1999. In 1999, the Company had also been incurring significant costs in connection with implementing various aspects of the electric industry restructuring. Consequently, the Company filed an accounting order request with the MPUC in 1999 to seek the deferral of certain incremental costs associated with this effort. In September 1999 the Company received an accounting order from the MPUC related to the Company's request which approved the deferral of certain incremental restructuring related costs. In connection with the accounting order, the Company has deferred, as a component of Other Regulatory Assets on the Consolidated Balance Sheets as of December 31, 1999, approximately $829,000 of restructuring costs. As a result of the current rate order received from the MPUC, the Company will start recovery of the deferred restructuring costs discussed above, amounting to $1.7 million, on March 1, 2000 over a three-year period. Based on the accounting order, the Company will also defer, for future recovery, certain additional incremental restructuring costs incurred from January 1, 2000 through the advent of retail competition on March 1, 2000.

Alternative Rate Plan Filing - In May 1999, the MPUC approved a portion of the Company's February 1999 request for rate adjustment under the so-called Alternative Rate Plan. Pursuant to the MPUC Order, the Company implemented an increase in its standard tariff of about 1.36% effective June 1, 1999. An alternative rate plan is a method of utility regulation intended to replace the costly, controversial periodic rate increase proceedings of the past. Under such a plan, utilities are permitted to adjust rates annually based on a formula tied to inflation minus a "productivity factor". Adjustments for certain specified categories of costs that are unrelated to inflation are also permitted. The MPUC implemented this plan for the Company in 1998.

The 1999 increase was comprised entirely of the recovery of some of the specified categories of costs that are unrelated to inflation. This was made up mostly of the recovery of a portion (about $1.4 million, or about 25%) of the costs incurred to recover from the 1998 ice storm (see Note 11 ). The inflation component actually contributed to a reduction of the 1999 adjustment because the productivity factor offset of 1.2% exceeded the inflation rate of .9%. The Alternative Rate Plan will not be in effect with the implementation of new rates on March 1, 2000, and the Company is uncertain if any alternative rate plan will be adopted in the future.

Regulatory Assets and Meeting the Requirements of SFAS 71-The Company is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). SFAS 71 allows the establishment of regulatory assets for costs accumulated for certain items other than the usual and customary capital assets, and allows the deferral of the income statement impact of those costs if they are expected to be recovered in future rates. As of December 31, 1999, the Company has regulatory assets, net of regulatory liabilities, of approximately $189 million. The Company continues to meet the requirements of SFAS 71 since the Company's rates are intended to recover the cost of service plus a rate of return on the Company's investment, as well as providing specific recovery of costs deferred in prior periods.

The recent legislation enacted in Maine associated with industry restructuring specifically addressed the issue of cost recovery of regulatory assets stranded as a result of industry restructuring. Specifically, the legislation requires the MPUC, when retail access begins, to provide a "reasonable opportunity" for the recovery of stranded costs through the rates of the transmission and distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. The final rate order from the MPUC effective March 1, 2000 did not result in the Company writing off any stranded costs, but if the Company had not been allowed full recovery of its stranded costs, it would be required to write-off any disallowed costs. As provided for in Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity," the Company will continue to record regulatory assets in a manner consistent with SFAS 71 as long as future recovery is probable, since the Maine legislation provides the opportunity to recover regulatory assets including stranded costs through the rates of the T&D company. The Company anticipates, based on current generally accepted accounting principles, that SFAS 71 will continue to apply to the regulated T&D segments of its business.

If the Company failed to meet the requirements of SFAS 71, due to legislative or regulatory initiatives, the Company would be required to revert to Statement of Financial Accounting Standards No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB No. 71" (SFAS 101). If, under SFAS 101, legislative or regulatory changes and/or competition result in electric rates which do not fully recover the Company's costs, a write-down of assets could be required. The Company does not anticipate any write-down of assets at this time.

Standard Offer Service - The restructuring law also provided for a standard-offer service being available for all customers who do not choose to purchase energy from a competitive supplier starting March 1, 2000. The MPUC solicited bids from competitive energy suppliers to provide energy under the standard offer service, but all bids were rejected as too high. Consequently, as permitted by the Maine legislature, the MPUC has ordered the Company to assume the responsibility of being the standard offer service provider starting March
1, 2000 for a one-year period. The MPUC has established the schedule of rates that the Company may charge for the standard offer service. The Company must purchase the energy for these customers from third parties, and the MPUC has allowed the Company to defer the difference between the revenues realized from the standard offer sales and the costs incurred to provide this service. This deferred amount will be recovered from/returned to customers in a future rate proceeding.


Note 11. Storm Damage
---------------------

As discussed in the 1998 Form 10-K, the Company suffered widespread damage throughout its service territory to its transmission and distribution equipment during a major ice storm in January 1998. The Company's incremental costs associated with the service restoration effort were approximately $4.5 million, and these had been deferred as of December 31, 1998. The MPUC issued an order authorizing the Company to defer incremental, non-capitalized storm damage expenses for future recovery through the rates charged to customers. As discussed in Note 10, the Company began recovering these deferred costs starting on June 1, 1999, over a four-year period, as part of its annual rate adjustment pursuant to its Alternative Rate Plan. In October 1999, the Company received approximately $1.8 million in funds from the state of Maine as its share of the state's federal assistance. The $1.8 million was recorded as a reduction of the deferred ice storm costs, and the deferred balance as of December 31, 1999, which amounted to $1.9 million, is included as a component of Other Regulatory Assets on the Consolidated Balance Sheets. In connection with the Company's recent rate order from the MPUC, the amortization and recovery of these deferred costs were adjusted to reflect the receipt of the federal funds.


Note 12. Construction of Facilities for Casco Bay Energy
--------------------------------------------------------

The Company has an agreement with Casco Bay whereby the Company has agreed to construct various transmission facilities required to allow a generating facility being constructed in Veazie, Maine to interconnect with the Company's electrical system and deliver its output to the New England Power Pool Transmission Facility (PTF) grid. Under this agreement, Casco Bay has agreed to advance funds necessary to pay for such construction. In the event that the
new facilities qualify as PTF and the FERC approves     an
amendment to the NEPOOL Agreement which provides for cost sharing of such construction costs, approximately 50% of the construction funds advanced would be refunded to Casco Bay by customers of NEPOOL over an approximately 30-year period. At the end of 1999, the Company had recorded $3.8 million for PTF facilities and a corresponding Long-term Payable subject to such potential treatment. These amounts are included on the Consolidated Balance Sheets as components of Electric Plant in Service and Other Long-term Liabilites, respectively.


Note 13. Derivative Financial Instruments
-----------------------------------------

Interest Rate Caps - In 1995, the Company entered into interest rate cap agreements (the cap or caps) with three financial institutions related to its $60 million of medium term notes to manage its exposure to interest rate fluctuations. Under the caps, the LIBO rate was capped at
7.25% over the five-year term   of the medium term notes for
the full notional amount of $60 million. At the beginning of each calendar quarter the notional interest rate was set by the financial institutions based on the current LIBO rate. The Company was to be reimbursed for incremental interest expense incurred in excess of the 7.25% cap. During 1997, 1998 and 1999, through the date of the final repayment of the medium term notes in May 1999, the notional rate was not in excess of 7.25%. This interest rate cap is no longer providing interest rate risk management due to the repayment of this debt.

Fuel Swaps - Through the advent of retail competition on March 1, 2000, the Company purchased, rather than generated itself, virtually all of the energy required to service its retail business. These purchased energy prices varied with changes in the price or availability of the underlying fuel sources, and the risk of such price volatility was not covered by a rate mechanism, such as a fuel adjustment clause. A significant portion of the Company's exposure to purchased energy price volatility had been closely matched to changes in residual oil prices. To manage the oil-related risk of energy price fluctuations, the Company had entered into agreements known as "swaps", essentially in which the Company agreed to pay a fixed price for a specific quantity of a specific commodity (residual oil in this case), for a given time period. This transferred the risk (or the benefit) of commodity price fluctuations to the other party to the agreement for the given period of time. These were strictly financial transactions, and no delivery of the underlying commodity was taken. Settlements occurred on a monthly basis and the cash receipts/payments arising from the "swap" transactions offset corresponding increases/decreases in the Company's purchased energy costs.

The Company entered into "swap" transactions for 1999 and 1998 amounting to 1,600,000 and 1,180,000 barrels of residual oil, respectively. As a result of market movements in 1999 and 1998 the Company received cash payments of approximately $1.8 million in 1999 and made cash payments of $5.1 million in 1998 associated with the swap transactions.

The cash paid/received from the "swaps" was recorded as an increase/reduction in fuel for generation and purchased power expense in the Consolidated Statements of Income. As a result of these hedging activities, the Company managed a substantial portion of the risk of energy price fluctuations, which allowed the Company to more accurately predict its future purchased energy costs and cash flow requirements. To ensure the Company maintained a hedging, and not a speculative position, the Company had established official policies, procedures and controls for its fuel hedging program.

The Company managed the credit risk related to the fuel swaps through credit limits, collateral instruments, monitoring procedures, and diversification of counterparties. Basis risk was the risk that changes in the Company's costs did not move perfectly in tandem with the index/commodity specified in the swap. While basis risk existed with the residual oil swaps, the relationship between the Company's oil related purchased power costs and the index was highly correlated. As a result of the achievement of this high degree of correlation, the "swaps" were accounted for as hedges, and were not speculative financial instruments.

At December 31, 1999, the Company was a party to "swaps" covering 265,000 barrels of residual oil for the first two months of the year 2000. With the advent of retail competition in the electric utility industry starting March 1, 2000, and the Company providing only standard offer service to customers in the retail market, the utilization of fuel swaps will no longer be required (see Note 10). The Company received approximately $2.1 million in cash payments associated with swap transactions in January and February 2000.

Interest Rate Swap - As discussed in Note 4, in connection with the $24.8 million in BERI medium term notes, BERI entered into an interest rate swap arrangement with a major financial institution to provide interest rate protection through the maturity date of the term loan. The interest rate swap fixed the LIBO interest rate on the medium term notes at 5.72%.
BERI will be reimbursed for incremental interest expense incurred in excess of the 5.72% and incurs additional expense for incremental interest expense below 5.72%. Market risk is the potential loss arising from adverse changes in interest rates. The fair value of the interest rate swap at December
31, 1999 is a negative $203,769 and represents the estimated payment that would be made to terminate the agreement.


Note 14. Contingencies
----------------------

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

The Company has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for this waste disposal site. Additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. At December 31, 1999, the liability recorded by the Company for its estimated environmental remediation costs amounted to $331,000. The Company's actual future environmental remediation costs may be higher as additional factors become known.

PRICEWATERHOUSECOOPERS LLP

                     Report of Independent Accountants


To the Stockholders and Directors of Bangor Hydro-Electric Company:

In our opinion, the accompanying consolidated balance sheets and statements of capitalization and the related consolidated statements of income, common stock investment and cash flows present fairly, in all material respects, the financial position of Bangor Hydro-Electric Company (the Company) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



February 9, 2000

                          /s/ PRICEWATERHOUSECOOPERS LLP


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

	See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Contingencies and Risk Management" and
Note 13 to the Consolidated Financial Statement included in Item 8, above, for a discussion of certain derivative financial instruments held by the Company.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH AUDIT FIRMS ON FINANCIAL
------   ----------------------------------------------------------
DISCLOSURE
----------

There have been no changes in or disagreements with audit firms on financial disclosure.

PART III
--------

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------
	The following table sets forth the nominees and the directors whose terms continue, their ages, other positions held by them with the Company, the date when they first became a director and their business experience during the last five years (including any other directorship held by them in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act, or in any company registered as an investment company under the Investment Company Act of 1940 (referred to in the table as "Reporting Companies")):

   Name and          Became          Business Experience During Last 5 Years
  Position (Age)     Director                and Other Directorships
-----------------------------------------------------------------------------
CLASS II (NOMINEES FOR TERM EXPIRING IN 2000)
Robert S. Briggs (56)
Chairman of the Board, President
& Chief Executive Officer
		     1985              Chairman of the Board; President and Chief
                  				   Executive Officer of the Company; Director
                  				   of Maine Yankee Atomic Power Company;
                  				   Trustee of Eastern Maine Medical  Center

William C. Bullock, Jr. (63)
Director             1982          Chairman of the Board and Director of
                            				   Merrill Merchants Bancshares, Inc. (a
                            				   reporting company) and its subsidiary,
                            				   Merrill Merchants Bank;  Director of
                             			   Eastern Maine Healthcare

Joseph H. Cyr (59)
Director             1998          President of John T. Cyr & Sons, Inc., a
                             			   school and charter bus company; Director
                            				   of Merrill Merchants Bancshares, Inc. (a
                            				   reporting company) and its subsidiary,
                            				   Merrill Merchants Bank

CLASS I (DIRECTORS WHOSE TERMS EXPIRE IN 2002)
Marion M. Kane (55)
Director             1996          President of the Barr Foundation,
                            				   a not-for-profit charitable organization
                            				   that manages a charitable trust;
                            				   until December 31, 1999, President
                            				   of the Maine Community Foundation,
                            				   a not-for-profit charitable foundation
                            				   that manages a pool of individual
                            				   charitable funds; Director of Maine
                            				   Bank and Trust Company


Norman A. Ledwin (58)
Director             1996          President and Chief Executive
                            				   Officer and a Director of Eastern
                            				   Maine Healthcare, a healthcare
                             			   organization  made up of not-for-
                            				   profit and for-profit entities
                            				   (including Eastern Maine Medical
                            				   Center, a not-for-profit regional
                            				   acute care hospital facility

James E. Rier, Jr.(54)
Director             1998          President of Rier Motors Co., an
                            				   automobile dealership located in Machias,
                            				   Maine

CLASS III (DIRECTORS WHOSE TERMS EXPIRE IN 2001)
Carroll R. Lee (50)
Senior Vice President
& Chief Operating Officer
and Director         1991          Senior Vice President and Chief Operating
                            				   Officer of the Company; Director of Maine
                             			   Yankee Atomic Power Company; Director of
                            				   Maine Electric Power Company, Inc.;
                            				   President of the Board of Community
                            				   Health and Counseling Service, a not-for-
                            				   profit supplier of home and mental health
                            				   care services

David M. Carlisle (61)
Director             1989          President, Prentiss & Carlisle Companies,
                            				   a timberland management company; Director
                            				   of Bangor Savings Bank; Director of
                             			   Eastern Maine Healthcare

Jane J. Bush (54)
Director             1990          Vice President and co-owner of Coastal
                            				   Ventures, a retailing company

The Board of Directors has three standing committees: an Audit
Committee, an Investment Committee and a Compensation Committee. The Audit Committee, consisting of Ms. Bush (Chair), Mr. Carlisle, Mr. Rier and Ms. Kane reviews with the independent public accountants the scope and results of their audit and other services to the Company, reviews the adequacy of the Company's internal accounting controls and reports to the Board as necessary. The Compensation Committee, consisting of Mr. Bullock (Chair), Mr. Cyr and Mr. Ledwin, reviews the Company's executive compensation and compensation policies in general, and makes recommendations to the full Board of Directors. The Investment Committee, consisting of Mr. Bullock (Chair), Mr. Carlisle, Ms. Kane, Mr. Briggs and other non-director members of management, oversees the investments of the Company's pension funds. The Board does not have a nominating or similar committee. Committee appointments will be reviewed after the Annual Meeting. Directors who are not employees of the Company appoint from their own number the members of the Audit Committee and the Compensation Committee. Other committee assignments are made by the Chairman of the Board.

The following are the present executive officers of the Company with all positions and offices held. There are no family relationships between any of them nor are there any arrangements pursuant to which any were selected as officers.

NAME                                    AGE     OFFICE AND YEAR FIRST ELECTED
----                                    ---       ----------------------------
Robert S. Briggs                        56      President & Chief Executive
                                          						Officer since January 1991

Carroll R. Lee                          50      Senior Vice President and
                                          						Chief Operating Officer since
						December, 1996

Frederick S. Samp                       49      Vice President - Finance &
                                           					Law since 1995; Chief Financial
                                          						Officer since 1995

Paul A. LeBlanc                         52      Vice President -Human Resources
                                           					& Information Services since
                                          						November, 1996

Each of the executive officers has for more than the last five years been an officer or employee of the Company. Mr. Briggs was Vice President and General Counsel from 1979 until 1987, Vice President-Law and Public Affairs from 1987 until 1988, Executive Vice President & Chief Operating Officer from 1988 until 1989 and President and Chief Operating Officer from 1989 until 1991. From 1983 through 1984, Mr. Lee was Vice President-Power Supply and Planning and he served as Vice President-Engineering and Operations from 1985 until 1987, Vice President-Planning & Development from 1987 until 1990 and Vice President-Operations from 1990 until 1996. Mr. Samp was Corporate Counsel, Corporate Secretary and Clerk from 1985 until 1988, General Counsel, Corporate Secretary and Clerk from 1988 until 1995, and
Treasurer from 1995 until 1999.   Mr. LeBlanc was Vice President-
Administration from 1978 until 1987, Vice President-Customer Services from 1987 until 1988 and Assistant to the President from 1988 until 1996.


ITEM 11  EXECUTIVE COMPENSATION
-------  ----------------------
The following table shows, for the fiscal years ending December 31, 1999, 1998 and 1997, the cash compensation paid by the Company to the Chief Executive Officer and to the other executive officers whose total salary and bonus exceeded $100,000:


		SUMMARY COMPENSATION TABLE - ANNUAL COMPENSATION
							    Other Annual
Name and Principal Position    Year     Salary     Bonus    Compensation*
-------------------------------------------------------------------------
Robert S. Briggs                 1999   $207,549   $66,499   $3,200
Chairman of the Board, President 1998   $200,981   $41,726   $3,200
& Chief Executive Officer        1997    186,170    12,175    3,724

Carroll R. Lee                   1999   $161,149   $37,968   $3,200
Senior Vice President &          1998   $153,645   $24,468   $3,200
Chief Operating Officer          1997    140,663     9,899    2,813

Frederick S. Samp                1999   $112,574   $21,457   $2,527
Vice President-Finance & Law     1998   $101,807   $14,337   $2,159

Paul A. LeBlanc                  1999   $101,031   $19,197   $2,246
Vice President - Human Resources 1998   $ 94,961   $12,093   $1,984
& Information Services

* For each named executive officer, Other Annual Compensation consists of the Company's matching contribution to a 401(k) Plan.

The executive officers participate in a defined benefit pension plan that is also applicable to all employees. In addition, the executive officers are parties to Supplemental Benefit Agreements with the Company under which additional retirement benefits are to be paid. Said agreements define the total pension amount to be paid to the executive officer by the Company, with the supplemental amount defined as the difference between this total amount due and the amount due to the executive officer under the tax qualified pension plan. These supplemental benefits are not funded, although the Company maintains insurance policies on the lives of the executive officers that would reimburse the Company for the cost of the benefits upon the death of the covered officer. The total amount of pension benefit, as defined under the Supplemental Benefit Agreements, is a function of the executive officer's age at retirement and his average total compensation over
a three year period.   Under the Supplemental Benefit Agreements, no pension
amount would be due until the executive officer reaches age 55. At age 55, the executive officer would be entitled to receive 50% of his or her average total compensation over a three year period. The total pension amount to be paid upon retirement would increase proportionately until a retirement age of 62, at which point the executive officer would be entitled to receive 75% of his or her average total compensation over a three year. The following table sets forth estimated annual benefit amounts payable upon retirement to the executive officers:

			  Age at Retirement
-----------------------------------------------------------------------------
Average Total
Compensation  55      56      57      58      59      60      61      62+
$100,000   $50,000 $53,000 $57,000 $60,000 $64,000 $68,000 $72,000 $75,000
$150,000    75,000  79,500  85,500  90,000  96,000 102,000 108,000 112,500
$200,000   100,000 106,000 114,000 120,000 128,000 136,000 144,000 150,000
$250,000   125,000 132,500 142,500 150,000 160,000 170,000 180,000 187,500
$300,000   150,000 159,000 171,000 180,000 192,000 204,000 216,000 225,000

Compensation covered by both the under the defined plan applicable to all employees and the Supplemental Retirement Agreements is total basic compensation exclusive of overtime, bonuses, and other extra, contingent or supplemental compensation, and inclusive of compensation deferred pursuant to the Company's Section 401(k) Plan. It is essentially the same as the amount shown as "Salary" in the Summary Compensation Table above. Compensation covered under the tax qualified pension plan is limited to the amount set forth in IRC Section 415. Compensation covered by the Supplemental Benefit Agreements is total compensation inclusive of bonuses, and other, contingent or supplemental compensation, and compensation deferred pursuant to the Company's Section 401(k) Plan. It is essentially the same as the amount shown as "Salary" and "Bonus" in the Summary Compensation Table above.

"Average Total Compensation" for both plans is computed using the average of the total annual compensation actually paid by the Company to the Executive during the three (3) consecutive calendar years in which the Executive's total compensation from the Company was the highest.

The total annual pension amounts shown in the Pension Plan Table above are payable for the remainder of the executive officer's life after retirement. If the executive officer's spouse survives the executive officer, the spouse will receive an annual benefit for the remainder of her life equal to 50% of the annual benefit to the executive officer. The total annual pension amounts shown in the Pension Plan Table are not subject to any deduction for Social Security or other offset amounts.

The named executive officers are parties to agreements under which in the event 1) of a change of control of the Company as defined in the agreements and 2) the covered party leaves the employment of the Company within one year after the change of control, he would be entitled to receive a payment equal to two years' salary (three years' salary if he is not eligible for early retirement under the defined benefit pension plan at the time) based upon his average salary over the past five years. He would also be entitled to receive the Company's standard health, life insurance and disability benefits for a period of two years.

The executive officers also participate in a long-term disability income plan which is also applicable to all employees. Under the plan, after 90 days of disability, employees are entitled to receive 66 2/3% of their basic monthly earnings up to a maximum monthly benefit of $5,000.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-------  -----------------------------------------------
	 AND MANAGEMENT
	 --------------

(a)     Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 1999 information with respect to persons known to management to be the beneficial owners of more than 5% of any class of voting securities of the Company:

Title of Class:  Common Stock

Name and Address of Beneficial Owner:

FMR Corp.
82 Devonshire Street
Boston, Massachusetts  02109

Amount and Nature of Beneficial Ownership:  736,300 shares

Percent of Class:  10.0%


(b)     Security Ownership of Management

The following table sets forth as of February 28, 1999 information with respect to the beneficial ownership of equity securities by directors, nominees for the office of director and named executive officers:

Title of Class      Name of Beneficial Owner    Beneficially Owned*
--------------------------------------------------------------------
Common              Robert S. Briggs             5,244
Preferred           Robert S. Briggs                28
Common              William C. Bullock, Jr.     10,000
Common              Jane J. Bush                   300
Common              David M. Carlisle            2,427
Common              Joseph H. Cyr                1,683
Common              Marion M. Kane                 260
Common              Paul A. LeBlanc                452
Common              Norman A. Ledwin               180
Common              Carroll R. Lee               1,930
Common              James E. Rier, Jr.             300
Common              Frederick S. Samp              349
Common              Directors & Executive
              		      Officers as a group (11)  23,152
Preferred           Directors & Executive
		                    Officers as a group (11)      28

* The directors and executive officers of the Company as a group own a beneficial interest in less than 1% of the Company's Common and Preferred Stock.

(c)     Changes in Control

Not applicable.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------
COMPENSATION COMMITTEE INTERLOCKS - During 1999, Mr. Briggs, the Chairman of the Company's Board of Directors and its President and Chief Executive Officer, served as a Trustee of Eastern Maine Medical Center, a hospital facility located in Bangor, Maine. Mr. Ledwin, who serves on the Board's Compensation Committee, is President, Chief Executive Officer and a Director of Eastern Maine Healthcare, the organization that owns and operates Eastern Maine Medical Center.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - During 1999, the Company made payments to Eastern Maine Healthcare, its subsidiaries and affiliates, of $1,030,777. Mr. Ledwin, who serves on the Board of Directors and the Board's Compensation Committee, is President, Chief Executive Officer and a Director of Eastern Maine Healthcare. Eastern Maine Healthcare owns and operates Eastern Maine Medical Center, the second largest hospital in the State of Maine and the largest in the region served by the Company, as well as several other health care organizations in the region. The Company provides health care benefits to its employees through a self insured managed care plan. An independent plan administrator negotiates on behalf of the Company the rates for health care services paid to individual providers under the plan, including Eastern Maine Healthcare and its affiliates.


PART IV
-------
ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
-------  ----------------------------------------------------
	 ON FORM 8-K
       -------------


(a) Consolidated Financial Statements of the Company covered by the Report of the of Independent
Auditors (See Item 8):

Consolidated Statements of Income for the Years Ended
December 31, 1999, 1998 and 1997

Consolidated Balance Sheets - December 31, 1999 and
1998

Consolidated Statements of Common Stock Investment for the Years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Capitalization - December
31, 1999 and 1998

Consolidated Statements of Cash Flows
for the Years Ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

Report of Independent Accountants

(b)     Schedules

Report of Independent Accountants

Schedule VIII - Reserves for Doubtful Accounts  and Insurance

All other schedules are omitted as the required information is inapplicable or the information is presented in the Company's consolidated financial statements or related notes.

(c)     Exhibits

See Exhibit Index, page

(d)     Reports on Form 8-K

The Company has no current reports on Form 8-K.



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

/s/ Robert S. Briggs                 /s/ Marion M. Kane
----------------------              ---------------------
Robert S. Briggs                     Marion M. Kane
President and                        Director
Chairman of the Board

/s/ William C. Bullock, Jr.         /s/ Norman A. Ledwin
---------------------------         --------------------
William C. Bullock, Jr.             Norman A. Ledwin
Director                            Director

/s/ Jane J. Bush                    /s/ James E. Rier, Jr.
-----------------                   -----------------------
Jane J. Bush                        James E. Rier, Jr.
Director                            Director

/s/ David M. Carlisle               /s/ Carroll R. Lee
---------------------               ------------------
David M. Carlisle                   Carroll R. Lee
Director                            Director, Senior Vice
				    President and Chief
				    Operating Officer

/s/ Joseph H. Cyr                   /s/ Frederick S. Samp
-----------------                   ----------------------
Joseph H. Cyr                       Frederick S. Samp
Director                            Vice President - Finance & Law
				    (Chief Financial Officer)

			 /s/ David R. Black
			 -------------------
			 David R. Black
			 Controller
			 (Chief Accounting Officer)

Each of the above signatures is affixed as of March 15, 2000.


PRICEWATERHOUSECOOPERS LLP

             Report of Independent Accountants on
                 Financial Statement Schedules



To the Stockholders and Directors
of Bangor Hydro-Electric Company:

Our report on the consolidated financial statements of Bangor Hydro-Electric Company is included in Item 8 of the Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statement schedule listed in the index in Item 14(b) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



February 9, 2000

                              /s/ PRICEWATERHOUSECOOPERS LLP



                                                                                         SCHEDULE VIII


                                        RESERVES FOR DOUBTFUL ACCOUNTS AND INSURANCE
                                        --------------------------------------------

                                                             Additions
                                                   ------------------------

                                        Balance at   Charged to   Charged to                   Balance at
                                         Beginning    Costs and     Other                          End
                                         Of Period    Expenses     Accounts   Deductions        of Period
                                          -------      -------     -------      -------          -------

1999

Reserve for Doubtful Accounts           $ 1,075,000  $ 1,475,395  $    -      $ 1,475,395 (A)  $ 1,075,000
                                        -----------  -----------  ----------  -----------      -----------


1998

Reserve for Doubtful Accounts          $ 1,450,000  $ 1,345,536  $    -      $ 1,720,536 (A)  $ 1,075,000
                                        -----------  -----------  ----------  -----------      -----------


1997

Reserve for Doubtful Accounts          $ 1,450,000  $ 1,401,313  $    -      $ 1,401,313 (A)  $ 1,450,000
                                        -----------  -----------  ----------  -----------      -----------


 NOTE:
 (A) Accounts written off, less recoveries. For 1998 includes reduction in reserve for doubtful accounts of $375,000.


                         			 EXHIBIT INDEX

		      Exhibits Filed Herewith
		      -----------------------
Exhibit No.                     Description of Exhibit
-----------                     ---------------------

10.     Material Contracts
	------------------
10(a)                          Asset Purchase Implementation
                     			       Agreement, dated as of May 27,
                     			       1999, by and among Bangor Hydro-
                     			       Electric Company, Penobscot Hydro
                     			       Co., Inc. and Penobscot Hydro, LLC

10(b)                          33rd Amendment to the NEPOOL
                     			       Agreement dated December 1, 1996

10(c)                          Form of Agreement with
                     			       certain Executive Officers
                     			       providing benefits upon
                     			       a change of control

10(d)                          Form of Agreement with
                     			       certain Executive Officers
                     			       providing supplemental
			                            death and retirement
                      		       benefits

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

3.1     Company's Certificate           Form S-2, Reg. No. 33-39181,
       	of Organization, together       Exhibit 3.1
       	with all amendments thereto

3.2     Articles of Amendment           Form S-2, Reg. No. 33-63500,
       	increasing Company's            Exhibit 4.3
       	authorized capital stock

3.3     Articles of Amendment           Form 10-K, 1995, Exhibit 3(a)
       	changing Corporate Clerk

3.4     By-Laws of the Company          Form S-2, Reg. No. 33-63500,
    				Exhibit 4.4

3.5     Articles of Amendment           Form 10-K, 1998, Exhibit 3(a)
       	Allowing Use of Similar Name

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

4.4     Supplemental Indenture         Form 10-K, 1975, Exhibit B
       	dated as of November 1,
	       1975, re 10 1/2% Series
       	Bonds, together with form
       	of purchase agreement

4.5     Supplemental Indenture         Form 8-K, 6/28/76, Exhibit A
       	dated as of June 1, 1976,
       	re 9 1/4% Series Bonds

4.6     Supplemental Indenture         Form S-7, Reg. No. 2-61589,
       	dated as of January 1,         Exhibit 5(a)(7)
       	1978, re 8.6% Series
       	Bonds, together with form
       	of purchase agreement

4.7     Supplemental Indenture         Form 10-Q, 3rd Quarter 1979,
       	dated as of August 1,          Exhibit A
       	1979, re 10.25% Series
       	Bonds, together with form
       	of purchase agreement
       	Common Stock Purchase Plan

4.8     Supplemental Indenture         Form 10-Q, 1st Quarter, 1981,
        dated as of April 1,           Exhibit A
       	1981 re 15.25% Series
       	Bonds, together with form
       	of purchase agreement

4.9     Supplemental Indenture         Form 10-Q, 2nd Quarter 1981,
       	dated as of July 30,           Exhibit (4)
       	1981 re 16.50% Series
       	Bonds, together with form
       	of purchase agreement

4.10    Bond Purchase Agreement,       Form 10-K, 1983, Exhibit 4(a)
       	including form of
       	supplemental indenture,
       	with respect to First
       	Mortgage Bonds, 12.50%
       	Series due 1998

4.11    Bond Purchase Agreement,       Form 10-K, 1984, Exhibit 4(a)
       	including form of
       	supplemental indenture,
       	with respect to First
       	Mortgage Bonds, 17.35%
       	Series due 1994

4.12    Bond Purchase Agreement        Form 10-Q, First Quarter,
       	dated as of March 1, 1989      1989, Exhibit 4.1
       	including form of
       	supplemental indenture,
       	with respect to First
       	Mortgage Bonds, 10.25%
       	Series due 2019

4.13    Bond Purchase Agreement        Form 10-K, 1990, Exhibit 4(b)
       	dated as of June 15, 1990
       	including form of
       	supplemental indenture,
       	with respect to First
       	Mortgage Bonds, 10.25%
       	Series due 2020

4.14    Loan Agreement by and          Form 10-Q, 3rd Quarter 1995,
       	Finance Authority of           Exhibit 4.1
       	Maine and Bangor Hydro-
       	Electric Company

4.15    Purchase Contract dated        Form 10-Q, 3rd Quarter 1995,
       	as of June 28, 1995 among      Exhibit 4.3
       	the Finance Authority of
       	Maine and Bangor Hydro-
       	Electric Company and
       	Prudential Securities
       	Incorporated

4.16    General and Refunding          Form 10-Q, 3rd Quarter 1995,
       	Mortgage Indenture and         Exhibit 4.4
       	Deed of Trust - Bangor
       	Hydro-Electric Company
       	to Chemical Bank, As
       	Trustee, Dated as of
       	June 1, 1995

4.17    Supplemental Indenture         Form 10-Q, 3rd Quarter 1995,
       	Dated as of June 15, 1995      Exhibit 4.5
       	to General and Refunding
       	Mortgage Indenture and Deed
       	of Trust dated as of June
       	1, 1995 (Bangor Hydro-
       	Electric Company to Chemical
       	Bank).

4.18    Supplemental Indenture as      Form 10-Q, 3rd Quarter 1995,
       	of June 29, 1995 to
       	Mortgage and Deed of Trust
       	dated as of July 1, 1936
      	(Bangor Hydro-Electric
      	Company to Citibank, N.A.
      	at Trustee).

4.19    Supplemental Indenture         Form 10-K, 1995, Exhibit 4(a)
       	Dated as of October 1, 1995    (Identified as Exhibit 10(a))
       	to General and Refunding
       	Mortgage and Deed of Trust
       	dated as of June 1, 1995
       (Bangor Hydro-Electric
      	Company to Chemical Bank).

4.20    TERM LOAN AGREEMENT            Form 10-Q, First Quarter 1998,
       	dated as of March 31, 1998     Exhibit 4(a)
       	among BANGOR ENERGY RESALE,
       	INC., BANKBOSTON, N.A. and
       	the certain other lending
       	institutions and
       	BANKBOSTON, N.A., as Agent,
       	including all Exhibits thereto

4.21    GUARANTY, dated as of March 31, Form 10-Q, First Quarter 1998,
       	1998, by BANGOR HYDRO           Exhibit 4(b)
       	-ELECTRIC COMPANY, in favor of
      	(a) BANKBOSTON, N.A., as Agent,
      	for itself and the other
      	lending institutions which are
      	or may become parties to a Term
      	Loan Agreement, dated as of
      	March 31, 1998

4.22    Warrant to Purchase             Form 10-Q, Second Quarter 1998,
       	Common Stock Granted to         Exhibit 4(a)
       	the Municipal Review
       	Committee, Inc. on
       	June 26, 1998

4.23    Warrant to Purchase             Form 10-Q, Second Quarter 1998,
       	Common Stock Dated              Exhibit 4(b)
       	Granted to PERC
       	Management Company
       	Limited Partnership on
       	June 26, 1998

4.24    Warrant to Purchase             Form 10-Q, Second Quarter 1998,
       	Common Stock Granted to         Exhibit 4(c)
       	Energy National, Inc. on
       	June 26, 1998

4.25    Supplemental Indenture          Form 10-Q, Second Quarter 1998,
       	Dated as of June 29, 1998       Exhibit 4(d)
       	between the Company and
       	Citibank, N.A.


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


10.13   Employee Stock Ownership        Form S-7, Reg. No. 2-59747,
       	Plan, including related         Exhibit 5(a)(2)
        trust agreements, dated
       	June 1, 1977

10.14   Sample of binder relating       Form S-7, Reg. No. 2-59747,
       	to contingent liability         Exhibit 5(a)(4)
       	for nuclear incidents

10.15   Amendment No. 2 dated           Form 10-K, 1976, Exhibit H(2)
       	August 16, 1976 to Joint
       	Ownership Agreement
       	dated November 1, 1974
       	with Central Maine Power
       	Company and others re
       	Wyman Unit No. 4

10.16   Forms of contracts              Form 10-Q, 2nd Qtr. 1982,
       	concerning the Company's        Exhibit 10
        participation with
       	other New England
       	utilities in the
       	proposed Quebec
       	interconnection


10.17   Third Amendment dated           Form 10-K, 1983, Exhibit 10.2
       	as of November 1, 1982
       	to Preliminary Quebec
       	Interconnection Support
       	Agreement

10.18   Second Amendment dated          Form 10-K, 1983, Exhibit 10.3
       	as of November 1, 1982
        to Agreement With
        Respect to Use of
       	Quebec Interconnection

10.19   Amendment No. 2 dated           Form 10-K, 1983, Exhibit 10.4
       	as of November 1, 1982,
       	to Phase 1 Terminal
       	Facility Support
       	Agreement (Quebec
       	Interconnection)

10.20   Amendment No. 2 dated           Form 10-K, 1983, Exhibit 10.5
       	as of November 1, 1982
       	to Phase 1 Vermont
       	Transmission Line
       	Support Agreement
        (Quebec Interconnection)

10.21   Fourth Amendment                Form 10-Q, 1st Quarter 1983,
       	dated as of March 1,            Exhibit 10.1
       	1983, to Preliminary
       	Quebec Interconnection
       	Support Agreement

10.22   Amendment dated as of           Form 10-Q, 2nd Quarter 1983,
       	September 1, 1981               Exhibit 10.3
        to New England Power
       	Pool Agreement

10.23   Amendment dated as of           Form 10-Q, 2nd Quarter 1983,
       	June 1, 1982 to New             Exhibit 10.4
       	England Power Pool
       	Agreement

10.24   Amendment dated as of           Form 10-Q, 2nd Quarter 1983,
       	June 15, 1983 to New            Exhibit 10.5
       	England Power Pool
       	Agreement

10.25   Amendment dated as of           Form 10-Q, 3rd Quarter 1983,
       	October 1, 1983 to              Exhibit 10.1
       	New England Power Pool
       	Agreement

10.26   Amendment No. 1 to the          Form 10-K, 1983, Exhibit 10(b)
       	Maine Yankee Power
       	Contract

10.27   Amendment No. 2 to the          Form 10-K, 1983, Exhibit 10(c)
       	Maine Yankee Power
       	Contract

10.28   Additional Power Con-           Form 10-K, 1983, Exhibit 10(d)
       	tract between Maine
       	Yankee and its sponsors,
        including the Company

10.29   Preliminary Support             Form 10-K, 1984, Exhibit 10(b)
       	Agreement - Phase 2 of
       	Hydro-Quebec Inter-
       	connection

10.30   Amendment dated September 1,    Form 10-K, 1985, Exhibit 10(b)
       	1985 to Agreement with
       	respect to Use of Quebec
	       Interconnection

10.31   Energy Contract dated           Form 10-K, 1985, Exhibit 10(c)
       	March 1983 between NEPOOL
       	and Hydro-Quebec re:
       	Hydro-Quebec Phase I
       	interconnection project

10.32   Energy Banking Agreement        Form 10-K, 1985, Exhibit 10(d)
        dated March 1983 between
       	NEPOOL and Hydro-Quebec re
       	Hydro-Quebec Phase I
       	interconnection project

10.33   Interconnection Agreement       Form 10-K, 1985, Exhibit 10(e)
       	dated March 1983 between
       	NEPOOL and Hydro-Quebec re:
       	Hydro-Quebec Phase I
       	interconnection project

10.34   Amendment dated September 1     Form 10-K, 1985, Exhibit 10(f)
       	1985 to NEPOOL Agreement
       	re:  Hydro-Quebec Phase II
       	interconnection project

10.35   Firm Energy Contract dated      Form 10-K, 1985, Exhibit 10(g)
       	October 14, 1985 between
       	New England utilities and
       	Hydro-Quebec re:  Hydro-
       	Quebec Phase II
       	interconnection project

10.36   Boston Edison AC Facilities     Form 10-K, 1985, Exhibit 10(h)
       	Support Agreement dated June
       	1, 1985 re:  Hydro-Quebec
       	Phase II interconnection
       	project

10.37   Phase II New England            Form 10-K, 1985, Exhibit 10(i)
       	Power AC Facilities
       	Support Agreement dated
       	June 1, 1985 re: Hydro-
       	Quebec Phase II
       	interconnection project


10.38   Phase II Massachusetts          Form 10-K, 1985, Exhibit 10(j)
       	Transmission Facilities
       	Support Agreement dated
       	June 1, 1985 re: Hydro-
       	Quebec Phase II
       	interconnection project

10.39   Phase II New Hampshire          Form 10-K, 1985, Exhibit 10(k)
       	Facilities Support
       	Agreement dated June 1,
       	1985 re:  Hydro-Quebec
       	Phase II interconnection
       	project

10.40   First Amendment dated           Form 10-K, 1985, Exhibit 10(l)
       	March 1, 1985 and Second
       	Amendment dated January 1,
       	1986 to Preliminary Quebec
        Interconnection Support
       	Agreement - Phase II

10.41   Amendment No. 3 dated           Form 10-K, 1985, Exhibit 10(m)
       	October 1, 1984 to Maine
       	Yankee Power Contract

10.42   Amendment No. 1 dated           Form 10-K, 1985, Exhibit 10(n)
       	August 1, 1985 to Maine
       	Yankee Capital Funds
       	Agreement

10.43   Amendments dated August 1,      Form 10-K, 1985, Exhibit 10(o)
       	1985, August 15, 1985, and
       	January 1, 1986 to
       	NEPOOL Agreement

10.44   Third Amendment to Vermont      Form 10-Q, 1st Quarter 1986,
       	Transmission Line Support       Exhibit 10.2
       	Agreement

10.45   First Amendment to Hydro-       Form 10-Q, 1st Quarter 1986,
       	Quebec Phase I Intercon-        Exhibit 10.3
       	nection Agreement

10.46   First Amendment to Hydro-       Form 10-Q, 2nd Quarter 1986,
       	Quebec Phase II Exhibit 10.1
        Massachusetts Trans-
       	mission Facilities
       	Support Agreement

10.47   First Amendment to Hydro-       Form 10-Q, 2nd Quarter 1986,
       	Quebec Phase II New             Exhibit 10.2
       	Hampshire Transmission
       	Facilities Support
       	Agreement

10.48   First Amendment to Hydro-       Form 10-Q, 2nd Quarter 1986,
       	Quebec Phase II New England     Exhibit 10.3
       	Power AC Facilities
        Support Agreement

10.49   First Amendment to              Form 10-Q, 2nd Quarter 1986,
       	Hydro-Quebec Phase II           Exhibit 10.4
        Boston Edison Company AC
       	Facilities Support
       	Agreement

10.50   Amendment Number 3 to           Form 10-Q, 3rd Quarter 1986,
       	Hydro-Quebec Phase l            Exhibit 10.1
       	Terminal Facility Support
       	Agreement

10.51   Amendment Number 3 to           Form 10-Q, 3rd Quarter 1986,
       	Hydro-Quebec Phase I            Exhibit 10.2
       	Vermont Transmission Line
        Support Agreement

10.52   Power Sale Agreement for        Form 10-Q, 3rd Quarter 1986,
       	sale of approximately           Exhibit 10.3
       	31 MW of system power by
       	Bangor Hydro-Electric
       	Company to UNITIL
       	Power Corp.

10.53   Purchase Agreement with         Form 10-Q, 3rd Quarter 1986,
       	respect to Wyman No. 4          Exhibit 10.4
       	between Bangor Hydro-
       	Electric Company and
       	Fitchburg Gas and Electric
       	Light Company

10.54   Power Purchase Agreement        Form 10-K, 1986, Exhibit 10(i)
       	dated June 9, 1986 and
       	Amendment No. 1 thereto
       	dated January 14, 1987,
       	between the Company and
       	Bangor-Pacific Hydro
       	Associates (formerly West
       	Enfield Associates)


10.55   Power Sale Agreement dated      Form 10-K, 1986, Exhibit 10(l)
       	August 1, 1986, and First
       	Amendment thereto, between
        the Company and Unitil
       	Power Corp. re Wyman No. 4

10.56   Third Amendment to Pre-         Form 10-K, 1987, Exhibit 10(a)
       	liminary Quebec Intercon-
       	nection Support Agreement -
       	Phase II

10.57   Fourth Amendment to Pre-        Form 10-K, 1987, Exhibit 10(b)
       	liminary Quebec Intercon-
       	nection Support Agreement -
       	Phase II

10.58   Fifth Amendment to Pre-         Form 10-K, 1987, Exhibit 10(c)
       	liminary Quebec Intercon-
        nection Support Agreement -
       	Phase II

10.59   Sixth Amendment to Pre-         Form 10-K, 1987, Exhibit 10(d)
        liminary Quebec Intercon-
       	nection Support Agreement -
       	Phase II

10.60   Seventh Amendment to Pre-       Form 10-K, 1987, Exhibit 10(e)
       	liminary Quebec Intercon-
        nection Support Agreement -
       	Phase II

10.61   Amendment to New England        Form 10-K, 1987, Exhibit 10(f)
       	Power Pool Agreement dated
       	March 1, 1988

10.62   Second Amendment to Credit      Form 10-K, 1987, Exhibit 10(h)
       	Agreement, dated as of July
        22, 1987, among the Company
       	and the Banks named therein

10.63   Dividend Reinvestment and       Form 10-K, 1987, Exhibit 10(i)
       	Common Stock Purchase Plan
        Effective as of December 1,
       	1987

10.64   Ninth Amendment to              Form 10-K, 1988, Exhibit 10(b)
       	Preliminary Quebec
       	Interconnection Support
       	Agreement - Phase II

10.65   Tenth Amendment to              Form 10-K, 1988, Exhibit 10(c)
       	Preliminary Quebec
       	Interconnection Support
       	Agreement - Phase II

10.66   Second Amendment to             Form 10-K, 1988, Exhibit 10(d)
       	Massachusetts Trans-
       	mission Facilities
       	Support Agreement

10.67   Third Amendment to              Form 10-K, 1988, Exhibit 10(e)
       	Massachusetts Trans-
       	mission Facilities
       	Support Agreement

10.68   Fourth Amendment to             Form 10-K, 1988, Exhibit 10(f)
       	Massachusetts Trans-
       	mission Facilities
       	Support Agreement

10.69   Fifth Amendment to              Form 10-K, 1988, Exhibit 10(g)
        Massachusetts Trans-
        	mission Facilities
        	Support Agreement

10.70   Sixth Amendment to              Form 10-K, 1988, Exhibit 10(h)
       	Massachusetts Trans-
       	mission Facilities
       	Support Agreement

10.71   Second Amendment to             Form 10-K, 1988, Exhibit 10(i)
       	New Hampshire Trans-
       	mission Facilities
       	Support Agreement

10.72   Third Amendment to              Form 10-K, 1988, Exhibit 10(j)
       	New Hampshire Trans-
        mission Facilities
       	Support Agreement

10.73   Fourth Amendment to             Form 10-K, 1988, Exhibit 10(k)
       	New Hampshire Trans-
       	mission Facilities
       	Support Agreement

10.74   Fifth Amendment to              Form 10-K, 1988, Exhibit 10(l)
       	New Hampshire Trans-
       	mission Facilities
       	Support Agreement

10.75   Sixth Amendment to              Form 10-K, 1988, Exhibit 10(m)
       	New Hampshire Trans-
       	mission Facilities
        Support Agreement

10.76   Second Amendment to             Form 10-K, 1988, Exhibit 10(n)
       	Phase II AC New England
       	Power Facilities Sup-
       	port Agreement

10.77   Third Amendment to              Form 10-K, 1988, Exhibit 10(o)
       	Phase II AC New England
       	Power Facilities Sup-
       	port Agreement

10.78   Fourth Amendment to             Form 10-K, 1988, Exhibit 10(p)
       	Phase II AC New England
       	Power Facilities Sup-
       	port Agreement

10.79   Fifth Amendment to              Form 10-K, 1988, Exhibit 10(q)
       	Phase II AC New England
       	Power Facilities Sup-
       	port Agreement

10.80   Second Amendment to             Form 10-K, 1988, Exhibit 10(r)
       	Phase II Boston Edison
       	AC Facilities Support
       	Agreement

10.81   Third Amendment to              Form 10-K, 1988, Exhibit 10(s)
       	Phase II Boston Edison
       	AC Facilities Support
       	Agreement

110.82  Fourth Amendment to             Form 10-K, 1988, Exhibit 10(t)
       	Phase II Boston Edison
       	AC Facilities Support
       	Agreement

10.83   Fifth Amendment to              Form 10-K, 1988, Exhibit 10(u)
       	Phase II Boston Edison
       	AC Facilities Support
       	Agreement

10.84   Letter of Assurances,           Form 10-K, 1988, Exhibit 10(v)
       	Consents and Agreements
       	With Respect to Credit
       	Facility Financing for
       	Phase II Hydro-Quebec
       	Financing

10.85   401 (k) Plan for Non-           Form 10-K, 1988, Exhibit 10(x)
       	Union Employees

10.86   Agreement for the               Form S-2, Reg. No. 33-39181,
       	Purchase and Sale of            Exhibit 10.82
       	Electricity dated as of
       	June 21, 1984 between
       	Penobscot Energy Recovery
       	Company and the Company

10.87   Amendment No. 1 as of           Form S-2, Reg. No. 33-39181,
       	March 24, 1986 to the           Exhibit 10.83
       	Agreement for the Purchase
       	and Sale of Electricity
       	dated as of June 21, 1984
       	between Penobscot Energy
        Recovery Company and the
       	Company

10.88   Partnership Agreement           Form S-2, Reg. No. 33-39181,
       	dated as of July 1, 1990        Exhibit 10.85
       	between NORVARCO and
        Bangor Var Co., Inc.

10.89   Purchase Agreement between      Form 10-Q, 3rd Quarter 1995,
       	Babcock-Ultrapower              Exhibit 10.1
       	Jonseboro and Bangor Hydro-
       	Electric Company

10.90   Purchase Agreement between      Form 10-Q, 3rd Quarter 1995,
       	Babcock-Ultrapower West         Exhibit 10.2
       	Enfield and Bangor Hydro-
       	Electric Company

10.91   ASSIGNMENT OF CONTRACTS         Form 10-Q, 1st Quarter 1998,
       	AND ENTITLEMENTS, made March    Exhibit 10(a)
       	31, 1998 by and between Bangor
       	Hydro-Electric Company and
       	Bangor Energy Resale, Inc.

10.92   Rate Agreement made October 30, Form 10-Q, 1st Quarter 1998,
       	1997, by and between Bangor     Exhibit 10(b)
       	Hydro-Electric Company and
       	Bangor Energy Resale, Inc.

10.93   Management and Support Services Form 10-Q, 1st Quarter 1998,
       	Agreement made March 31, 1998   Exhibit 10(c)
       	by and between Bangor Hydro-
       	Electric Company and Bangor
        Energy Resale, Inc.

10.94   Surplus Cash Agreement          Form 10-Q, 2nd Quarter 1998,
       	dated as of June 26, 1998       Exhibit 10(a)
       	among the Company,
       	Penobscot Energy Recovery
       	Company Limited
	       Partnership and the
       	Municipal Review
       	Committee, Inc.

10.95   Guaranty Agreement dated        Form 10-Q, 2nd Quarter 1998,
       	as of June 1, 1998              Exhibit 10(b)
       	between the Company and
       	The Chase Manhattan Bank

10.96   Amendment No. 2 to              Form 10-Q, 2nd Quarter 1998,
	       Purchase Power Agreement        Exhibit 10(c)
       	dated as of June 26, 1998
       	between the Company and
       	Penobscot Energy Recovery
       	Company Limited
       	Partnership


10.97   Amended and Restated            Form 10-Q, 2nd Quarter 1998,
       	Revolving Credit And            Exhibit 10(d)
       	Term Loan Agreement
       	dated as of June 19, 1998
       	between the Company and
       	BankBoston, N.A. and Fleet
       	National Bank

10.98   Asset Purchase Agreement        Form 8-K, September 25, 1998
       	dated as of September 25,       Exhibit 2
       	1998 between Bangor Hydro-
       	Electric Company and PP&L
       	Global, Inc. (schedules and
       	exhibits omitted).