Form 10-K/A
period 1999-12-31
BANGOR HYDRO ELECTRIC CO
filed 2000-04-28
CIK 9548

FORM 10-K/A


                		 SECURITIES AND EXCHANGE COMMISSION

                  		    WASHINGTON, D.C.  20549


      	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
	            	THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended DECEMBER 31, 1999   Commission File No. 0-505
                     			  ------------------                      -----

             		   BANGOR HYDRO-ELECTRIC COMPANY
  ------------------------------------------------------------
    	(Exact Name of Registrant as specified in its charter)


      		 MAINE                                  01-0024370
	    --------------                            -------------
	  (State of Incorporation)              (I.R.S. Employer ID No.)


      		  33 STATE STREET, BANGOR, MAINE               04401
	      -----------------------------------             -------
	     (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code    207-945-5621
                                          						     -------------


Securities registered pursuant to Section 12(b) of the Act:

	    Title of each class        Name of exchange on which registered

	COMMON STOCK, $5 PAR VALUE                NEW YORK STOCK EXCHANGE
	--------------------------                -----------------------

     	Securities registered pursuant to Section 12(b) of the Act:

    			      Common Stock, $5 Par value

			(7,363,424 shares outstanding at March 20, 2000)
			------------------------------------------------

			7% Preferred Stock, $100 Par Value
			----------------------------------

			4 1/4% Preferred Stock, $100 Par Value
			---------------------------------------

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

The information required by Part III Items 10, 11, 12 and 13 is incorporated by reference from the registrant's proxy statement filed with the Securities and Exchange Commission on April 14, 2000.

         		      BANGOR HYDRO-ELECTRIC COMPANY
         		     -------------------------------
			                   AMENDMENT NO. 1
                        				 TO
      		       1999 ANNUAL REPORT ON FORM 10-K


     The undersigned registrant hereby amends the following items in its Annual Report for the year ended December 31, 1999 on Form 10-K as set forth in the page attached hereto:


Item 11  Executive Compensation
Item 12  Security Ownership of Certain Beneficial Owners and Management


                       				 SIGNATURE
                       				 ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                             				 BANGOR HYDRO-ELECTRIC COMPANY

                                   					(Registrant)

                           				   /s/ Frederick S. Samp
Date:  April 28, 2000             ____________________________

                              				Frederick S. Samp, Vice President -
                              				Finance & Law -- Chief Financial Officer



                   			    EXPLANATORY NOTE

This amendment is filed to correct three nonmaterial errors included in the Company's 10-K filing for the year ending December 31, 1999 in Item 11, Executive Compensation, and Item 12, Security Ownership of Certain Beneficial Owners and Management. The first error, included in Item 11 on page 67 of the Company's original 10-K, incorrectly states that the Company maintains life insurance policies on the executive officers covered by the described supplemental benefit agreements. The Company does not maintain insurance policies that would compensate it for the cost of these agreements in the event of an executive officer's death, although the Company does maintain insurance policies on Mr. Briggs and Mr. Lee that names the Company as the beneficiary. The second error, included in Item 11 on page 68 of the Company's original 10-K, incorrectly states that covered executive officers would be entitled to three years compensation in the event of a change of control of the Company if such officers were not eligible for early retirement. The change of control agreements with the executive officers that are currently in effect provide compensation for a two year period irrespective of whether the officer is eligible for early retirement. With respect to these two matters, the corrections embodied herein conform the discussion of executive compensation to that included in the Company's Proxy Statement for the annual meeting of stockholders to be held on May 17, 2000. The final error, included in Item 12 on page of 69 of the Company's original 10-K, states the incorrect number of shares of common stock held by Mr. Briggs and Mr. Samp. With respect to this matter, the nonmaterial correction embodied herein also corrects information included in the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 14, 2000 for the annual meeting of stockholders to be held on May 17, 2000.


PART III

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

The executive officers participate in a tax qualified defined benefit pension plan that is also applicable to all employees. In addition, the executive officers are parties to Supplemental Benefit Agreements with the Company under which additional retirement benefits are to be paid. Said agreements define the total pension amount to be paid to the executive officer by the Company, with the supplemental amount defined as the difference between this total amount due and the amount due to the executive officer under the tax qualified pension plan applicable to all employees.
The total amount of pension benefit, as defined under the Supplemental Benefit Agreements, is a function of the executive officer's age at retirement and his average total compensation over a three-year period.
Under the Supplemental Benefit Agreements, no pension amount would be due until the executive officer reaches age 55. At age 55, the executive officer would be entitled to receive 50% of his or her average total compensation over a three-year period. The total pension amount to be paid upon retirement would increase proportionately until a retirement age of 62, at which point the executive officer would be entitled to receive 75% of his or her average total compensation over a three-year period. The following table sets forth estimated annual benefit amounts payable upon retirement to the executive officers:


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

Compensation covered under the defined plan applicable to all employees and the Supplemental Retirement Agreements is total basic compensation exclusive of overtime, bonuses, and other extra, contingent or supplemental compensation, and inclusive of compensation deferred pursuant to the Company's Section 401(k) Plan. It is essentially the same as the amount shown as "Salary" in the Summary Compensation Table above. Compensation covered under the tax qualified pension plan is limited to the amount set forth in IRC Section 415. Subject to this limitation, it is essentially the same as the amount shown as "Salary" in the Summary Compensation Table above. Compensation covered by the Supplemental Benefit Agreements is total compensation inclusive of bonuses, and other, contingent or supplemental compensation, and compensation deferred pursuant to the Company's Section 401(k) Plan. It is essentially the same as the amount shown as "Salary" and "Bonus" in the Summary Compensation Table above.

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

The named executive officers are parties to agreements under which in the event 1) of a change of control of the Company as defined in the agreements and 2) the covered party leaves the employment of the Company within one year after the change of control, he would be entitled to receive a payment equal to two years' salary based upon his average salary over the past three years. He would also be entitled to receive the Company's standard health, life insurance and disability benefits for a period of two years.

The executive officers also participate in a long-term disability income plan which is also applicable to all employees. Under the plan, after 90 days of disability, employees are entitled to receive 66 2/3% of their basic monthly earnings up to a maximum monthly benefit of $5,000.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   -------------------------------------------------------------
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

      (b)     Security Ownership of Management

The following table sets forth as of February 28, 1999 information with respect to the beneficial ownership of equity securities by directors, nominees for the office of director and named executive officers:

Title of Class      Name of Beneficial Owner    Beneficially Owned*
--------------------------------------------------------------------
Common              Robert S. Briggs             6,550
Preferred           Robert S. Briggs                28
Common              William C. Bullock, Jr.     10,000
Common              Jane J. Bush                   300
Common              David M. Carlisle            2,427
Common              Joseph H. Cyr                1,683
Common              Marion M. Kane                 260
Common              Paul A. LeBlanc                452
Common              Norman A. Ledwin               180
Common              Carroll R. Lee               1,930
Common              James E. Rier, Jr.             300
Common              Frederick S. Samp              803
Common              Directors & Executive
              		      Officers as a group (11)  24,913
Preferred           Directors & Executive
		                    Officers as a group (11)      28

* The directors and executive officers of the Company as a group own a beneficial interest in less than 1% of the Company's Common and Preferred Stock.

(c)     Changes in Control

	Not applicable.