Form 10-Q
period 2000-03-31
BANGOR HYDRO ELECTRIC CO
filed 2000-05-12
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
		                      	WASHINGTON, D.C.  20549

                          			     FORM 10-Q

         	 QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
        	    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended MARCH 31, 2000           Commission File No. 0-505
             		     ----------------                             ------


             		     BANGOR HYDRO-ELECTRIC COMPANY
          	 -------------------------------------------
        	(Exact Name of Registrant as specified in its Charter


	      Maine                                     01-0024370
-------------------------------                ----------------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)                Identification No.)


    33 STATE STREET, BANGOR, MAINE                04401
----------------------------------------       ----------
(Address of Principal Executive Offices)       (Zip Code)


Registrant's Telephone Number, including Area Code    207-945-5621
                                         						       -------------

	                        			 NONE
                        				 ----
  	   Former Name, Former Address and Former Fiscal Year,
         		       if Changed Since Last Report


        	Outstanding Common Stock, $5 Par Value - 7,363,424 Shares
                               	March 31, 2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       			 Yes   X        No
                     			     -----         -----





                           			 FORM 10-Q

          	    FOR THE QUARTER ENDED MARCH 31, 2000

           	      PART I - FINANCIAL INFORMATION


                                                 							   PAGE
                                                  							   ----

Cover Page                                                   1

Index                                                        2

Consolidated Statements of Income                            3

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                         4

Consolidated Balance Sheets - March 31, 2000 and
  December 31, 1999                                         17

Consolidated Statements of Capitalization                   19

Consolidated Statements of Cash Flows                       20

Consolidated Statements of Common Stock Investment          21

Notes to the Consolidated Financial Statements              22

PART II - OTHER INFORMATION                                 32

Item 6 - Exhibits and Reports on Form 8-K                   33

Signature Page                                              34





               		       BANGOR HYDRO-ELECTRIC COMPANY
               		    CONSOLIDATED STATEMENTS OF INCOME
                 		 000's Omitted Except Per Share Amounts
                         			      (Unudited)

                                          						   Three Months Ended
                                        						    Mar. 31,      Mar. 31,
                                          				      2000          1999
                                         					    --------      --------

ELECTRIC OPERATING REVENUES                       $  50,121     $  50,222
                                         						    --------      --------
OPERATING EXPENSES:
    Fuel for generation and purchased power       $  21,883     $  18,515
    Other operation and maintenance                   8,871         9,593
    Depreciation and amortization                     1,971         2,520
    Amortization of Seabrook Nuclear Unit               425           425
    Amortization of contract buyouts
       and restructuring                              5,394         5,200
    Amortization of deferred asset sale gain           (491)            -
    Taxes -
       Property and payroll                           1,387         1,633
       State income                                     365           494
       Federal income                                 2,009         1,956
						                                              --------      --------
                                          						  $  41,814     $  40,336
                                         						    --------      --------
OPERATING INCOME                                  $   8,307     $   9,886
                                         						    --------      --------
OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                        $    (220)    $     143
    Other, net of applicable income taxes               270           260
                                         						    --------      --------
                                          						  $      50     $     403
                                         						    --------      --------
INCOME BEFORE INTEREST EXPENSE                    $   8,357     $  10,289
                                         						    --------      --------
INTEREST EXPENSE:
    Long-term debt                                $   3,979     $   5,753
    Other                                               238           528
    Allowance for borrowed funds used
       during construction                              203          (204)
                                         						    --------      --------
                                          						  $   4,420     $   6,077
                                         						    --------      --------
NET INCOME                                        $   3,937     $   4,212
DIVIDENDS ON PREFERRED STOCK                             66           279
                                         						    --------      --------
EARNINGS APPLICABLE TO COMMON STOCK               $   3,871     $   3,933
                                         						    ========      ========
WEIGHTED AVERAGE NUMBER OF SHARES                     7,363         7,363
                                         						    ========      ========
EARNINGS PER COMMON SHARE,
    Basic                                         $     .53     $     .53
    Diluted                                             .47           .47
                                        						     ========      ========
DIVIDENDS DECLARED PER COMMON SHARE               $     .20     $     -
                                         						    ========      ========

See notes to the consolidated financial statements.


             		     BANGOR HYDRO-ELECTRIC COMPANY
       	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
	                OPERATIONS AND FINANCIAL CONDITION

Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in Bangor Hydro-Electric Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 1999 (1999 Form 10-K) should be read in conjunction with the comments below.

EARNINGS

Each of the quarters ended March 31, 2000 and 1999 resulted in basic earnings per common share of $.53. First quarter 1999 earnings reflected a one-time benefit of $802,000 ($.07 per common share after taxes) due to the settlement, by the New England Power Pool (NEPOOL), of a contract dispute with Hydro-Quebec (HQ). Absent that benefit, first quarter 2000 earnings were higher than in 1999, primarily due to an increase in energy sales.


IMPORTANT CURRENT ACTIVITIES

IMPLEMENTATION OF COMPETITION IN ELECTRIC UTILITY INDUSTRY - In connection with the state of Maine's electric industry restructuring law, effective March 1, 2000, consumers of electricity have the right to purchase generation services directly from competitive electricity suppliers. The Company's electric rates were changed effective March 1, as well, to reflect the Company's revenue requirement as a transmission and distribution utility, including the recovery of stranded costs. The electric utility industry restructuring and the Company's associated rate proceedings at the Maine Public Utilities Commission (MPUC) are discussed in more detail in the 1999 Form 10-K.

	As discussed in the 1999 Form 10-K, the restructuring law also provided for a standard-offer service being available for all customers who do not choose to purchase energy from a competitive supplier starting March 1, 2000. As a result of the bids from competitive energy suppliers to provide energy under the standard- offer service being too high, and as ordered by the MPUC, the Company assumed the responsibility of being the standard-offer service provider starting March 1, 2000 for a one-year period. At the end of this period, it is anticipated that the Company will no longer be the standard-offer service provider, although, this is dependent upon the level of future bids from competitive energy suppliers to serve the standard-offer load and MPUC approvals. The MPUC established the schedule of rates the Company may charge for this service starting March 1, 2000.

	The Company has entered into arrangements with third parties to purchase the energy to serve the standard-offer customers. The Company is allowed by the MPUC to defer the difference between revenues realized from the standard-offer sales and the costs incurred to provide this service, including carrying costs on the deferred balance. As a result of this reconciliation mechanism, standard-offer related revenues and expenses do not have any impact on the Company's earnings, although they do result in increases in both categories in the Company's consolidated statements of income. The deferred amount will be recovered from/returned to customers in a future rate proceeding. In March 2000, the Company recorded a regulatory liability of $1.2 million related to the excess of revenues over costs incurred in connection with the standard-offer service. This amount is included in Other regulatory liabilities on the Consolidated Balance Sheets at March 31, 2000.

BANGOR GAS INVESTMENT - As discussed in the 1999 Form 10-K, the Company announced in late 1999 that it no longer intended to participate in the Bangor Gas Company, LLC (Bangor Gas) joint venture and intended to sell its joint venture interest. On March 7, 2000, the Company and Penobscot Natural Gas Company (Penobscot Gas),the Company's wholly-owned subsidiary which owns a 50% interest in Bangor Gas, entered into a stock purchase agreement to sell the Company's interest in Penobscot Gas to Sempra Energy (Sempra). Sempra currently owns the other 50% interest in Bangor Gas. The parties are currently seeking the approval of the sale by the MPUC and expect a decision in June 2000. If the transaction is timely completed, the Company expects to realize a one-time gain on the sale of Penobscot Gas in the second quarter of 2000.

INCREASE IN COMMON STOCK DIVIDEND - On March 15, 2000 the Company's board of directors declared a cash dividend on its common stock of $.20 per share. The quarterly dividend represented a $.05 increase over the $.15 per share dividend declared in each of the prior three quarters. In June of 1999, the board of directors resumed payment of quarterly common stock dividends after having suspended them in March 1997 due to financial difficulties triggered by problems at the Maine Yankee nuclear generating plant. The Company has a 7% ownership interest in Maine Yankee, which was permanently shut down in 1997 and is now in the process of being decommissioned.

The Company's board of directors continues to take a cautious approach to the payment of common dividends. The Company and other Maine utilities are still in the process of implementing changes under Maine's comprehensive electric utility restructuring law, and management is cognizant of continuing uncertainties associated with this transition.

MAINE YANKEE - TERMINATION OF DECOMMISSIONING OPERATIONS CONTRACT - On May 4, 2000, Maine Yankee notified its decommissioning operations contractor, Stone & Webster Engineering Corporation (Stone & Webster), that it was terminating the decommissioning operations contract after becoming aware of the extent of financial difficulties being experienced by Stone & Webster. On May 8, 2000, Stone & Webster announced that it had signed a letter of intent with Jacobs Engineering Group, Inc. (Jacobs), regarding a proposed transaction in which Jacobs would acquire substantially all of Stone & Webster's assets in exchange for an immediate $50 million secured credit facility and other stated consideration, including cash and stock. Stone & Webster said that the credit facility was intended to enable it to address its current liquidity difficulties and continue to operate its business until the asset sale in consummated. In addition, Stone & Webster announced that, as a condition to the proposed transactions with Jacobs, it intended to seek bankruptcy court approval of the asset sale and credit agreement, and therefore intended to file a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code after it signed a definitive sale agreement with Jacobs, which it expected to occur later in May.

Maine Yankee has stated that it remains committed to the successful completion of the decommissioning project and on May 10, 2000, entered into an interim agreement with Stone & Webster for the purpose of avoiding the adverse consequences of an abrupt or inefficient demobilization from the Maine Yankee Plant site and allowing decommissioning work to continue through June 30, 2000. During that period, Maine Yankee will also continue to evaluate all available long-term alternatives for safely and efficiently completing the decommissioning project. However, we cannot predict at this time what affect the financial difficulties of Stone & Webster, the interim agreement, or any subsequent arrangement with Stone & Webster or a new general contractor will have on the cost or schedule of the decommissioning project.

REVENUES

With the previously discussed implementation of competition in the electric utility industry starting March 1, 2000, and excluding the standard-offer service, the Company is no longer selling electricity to customers.
The Company's transmission and distribution and stranded cost charges to customers, though, continue to be based on customers' electricity usage
measured in kilowatt-hours (KWH).    Consequently, discussion related to
electric operating revenues will continue to have a KWH sales component. Electric operating revenue decreased by $101,000 in the first quarter of 2000. The small decrease is due to several factors. Prior to March 1, electric operating revenues for the first two months of 2000 were $1.8 million greater than the first two months of 1999 due principally to a 3.6% increase in KWH sales and the 1.36% rate increase effective June 1, 1999. Increased KWH sales were positively impacted by colder weather in January and February 2000. As a result of certain commercial and industrial customers choosing a competitive electricity supplier starting March 1, 2000 and not falling under standard-offer service, revenues were $1.7 million lower in March 2000 as compared to March 1999. The reduction was also impacted by warmer weather in March 2000 and an overall rate reduction, including the impact of the standard-offer prices, of approximately 2.9% starting March 1, 2000. The Company did recognize $5.6 million in revenues in March 2000 associated with providing standard-offer service, which was reduced by the previously discussed deferral of $1.2 million of standard-offer service revenues in excess of costs.

EXPENSES

Fuel for generation and purchased power expense increased $3.4 million in the first quarter of 2000 as compared to 1999. The increased expense was a result of several factors. The previously discussed settlement of the dispute with HQ resulted in a $747,000 reduction in expense in the first quarter of 1999. Purchased power expenses increased by about $1 million in the first two months of 2000 due to the May 27, 1999 sale of the Company's generating facilities and subsequent buyback contract with PP&L Global for the power from the plants. Also as a result of the sale to PP&L Global, incremental replacement power costs for other entitlements in Wyman #4, Hydro-Quebec and MEPCO transmission were $549,000 greater for the first quarter of 2000 as compared to 1999 (See the 1999 Form 10-K for a complete discussion of the sale of generation assets and certain transmission rights to PP&L Global in May 1999). Purchased power costs were greater for the first two months of 2000 as a result of the previously discussed increase in KWH sales and by higher power costs. Also NEPOOL and ISO New England
(ISO)expenses were greater in 2000 as compared to the 1999 period due to the implementation of NEPOOL new market rules and certain new ISO charges in 2000 that had not been previously incurred.

With the implementation of competition on March 1, 2000, the Company was still obligated to purchase power at significantly above market rates under its existing contracts with certain small power producers, although the output from the generation facilities was resold to a third party at market rates pursuant to Chapter 307 of Maine's 1997 restructuring law. For a more complete discussion of the Company's power purchase commitments and the resale of power under Chapter 307, see the 1999 Form 10-K. The Company also purchased power in March 2000 necessary to serve the load associated with standard-offer service customers. Consequently, while restructuring was implemented on March 1, 2000, the customer's purchased power expenses were not materially lower in March 2000 as compared to March 1999.

Other operation and maintenance (O&M) expense decreased by  $722,000 in the first quarter of 2000 as compared to 1999. Decreasing other O&M expense in the 2000 quarter was a $303,000 reduction in expenses associated with the Company's hydroelectric facilities and interest in the Wyman #4 generating plant as a result of the sale to PP&L Global in May 1999. Also decreasing other O&M expense in the 2000 quarter was a $239,000 decrease in non-labor expenditures related to electric utility industry restructuring activities, costs associated with assessment and testing of systems for year 2000 compliance, and an upgrade to the Company's customer information system. Finally, in the first quarter of 2000, pension income was $218,000 higher than in the first quarter of 1999.

Depreciation and amortization expense decreased $549,000 in the first quarter of 2000 as compared to the 1999 quarter due principally to the sale of the Company's generation assets in May 1999, offset to some extent by property additions in 1999 and the first quarter of 2000.

The $194,000 increase in amortization of contract buyouts and restructuring in the 2000 quarter was due to changes, effective March 1, 2000 with the implementation of new rates, in the amortization of the deferred Beaver Wood contract buyout costs and the deferred costs associated with the June 1998 restructuring of the Penobscot Energy Recovery Company (PERC) purchased power contract. The Beaver Wood amortization was $141,000 higher in the first quarter of 2000 and will be amortized at an annual rate of $3.9 million starting March 2000. Prior to the implementation of new rates in March 2000, the Company was recovering deferred PERC restructuring costs at an annual rate of $1 million. Effective March 1, 2000, recovery of PERC restructuring costs was adjusted to include the estimated future value of warrants to be exercised. The adjusted annual amortization amounted to $1.6 million. For a complete discussion of the Beaver Wood purchased power contract buyout and the PERC contract restructuring, see the 1999 Form 10-K.

Effective with the March 1, 2000 rate change, the Company began amortizing the deferred asset sale gain over a 70 month period. The annual amortization amounts are to be recorded in an uneven manner in order to levelize the Company's revenue requirement over this period. The Company will record $4.9 million of amortization during 2000.

The decrease in property and other taxes in the first quarter of 2000 was due principally to reductions in property taxes as a result of the sale of the Company's generation assets. This reduction in property taxes was offset to some extent by increased electric plant additions and higher property tax rates.

The decrease in total federal and state income taxes was principally a function of slightly lower earnings in the first quarter of 2000 as compared to the 1999 quarter. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.

Allowance for funds used during construction, which includes carrying costs on certain regulatory assets and liabilities, decreased in 2000 relative to 1999 due mainly to $454,000 in carrying costs being recorded on the deferred asset sale gain.

Long-term debt interest expense decreased $1.8 million in the first quarter of 2000 as compared to 1999 due primarily to principal repayments on the Company's 12.25% first mortgage bonds (which were fully repaid in August
1999); a $13.1 million principal payment at the end of June 1999 on the Finance Authority of Maine Revenue Notes; monthly principal payments from April 1999 through March 2000 amounting to $4.9 million on the $24.8 million medium term notes; the redemption of the remaining outstanding principal on the $45 million medium term notes in May 1999 amounting to $38.8 million; the full redemption of $15 million in outstanding 10.25% Series First Mortgage Bonds in early July 1999; and the redemption of $4.2 million in outstanding variable rate Pollution Control Revenue Bonds in early September 1999.

Other interest expense decreased due principally to an $11 million reduction in weighted average short-term borrowings outstanding in the 2000 quarter as compared to 1999. The Company fully repaid the outstanding balance under its revolving credit line in April 1999, and no new borrowings have subsequently occurred.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events in the first quarters of 2000 and 1999 as they affect the Company's liquidity. Net increase in cash from operating activities was $19.1 million in 2000 as
compared to $16.3 million in the 1999 quarter.   Positively impacting cash
flows from operating activities in the 2000 quarter as compared to the 1999 quarter was the beneficial impact of the 1.36% rate increase effective June 1, 1999; the deferral of $1.2 million of standard-offer service revenues in the 2000 quarter, a $510,000 reduction in deferred Maine Yankee incremental costs, and a $1.6 million reduction in interest payments in the 2000 quarter principally as a result of the previously discussed long-term debt principal payments. These operating cash flow enhancements were offset to some extent by a $1.75 million payment received in the 1999 quarter related to a terminated purchased power contract (See 1999 Form 10-K).

Construction expenditures were $2.4 million lower in the 2000 quarter as compared to 1999. In the first quarter of 1999 the Company incurred approximately $2.3 million in costs associated with the construction of a major transmission line which was completed in 1999. In late January 1999 the $6.2 million in proceeds from the Graham Station property sale were released by the trustee(see 1999 Form 10-K) and were utilized to repay outstanding medium term notes.

As previously discussed, the Company reinstated its common dividend in the second quarter of 1999, resulting in the increase in common dividends in the first quarter of 2000.

The reduction in preferred dividends paid resulted principally from the final redemption of the remaining outstanding 8.76% mandatory redeemable preferred stock in October 1999.

The decrease in payments on long-term debt is due principally to the previously discussed utilization of the $6.2 million in property sale proceeds released by the trustee in January 1999 to repay principal in connection with the $45 million medium term notes.

As previously discussed, and principally as a result of generation asset sale proceeds, the Company has continued to maintain full borrowing capacity under its revolving credit facility, with no new borrowings since early 1999. The reduction in short-term borrowings in the 1999 quarter was a result of improved cash flows from operating activities and the $1.75 million payment received related to the terminated purchased power contract.

For additional discussion of liquidity and capital resources, see the Company's 1999 Form 10-K.

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

                  			BANGOR HYDRO-ELECTRIC COMPANY
                  			 CONSOLIDATED BALANCE SHEETS
                  			       000's Omitted
                   		       (Unaudited)
							                                                 Mar. 31,   Dec. 31,
            			ASSETS                                     2000        1999
                                                							 --------    --------
INVESTMENT IN UTILITY PLANT:
    Electric plant in service, at original cost        $ 302,416   $ 306,971
    Less - Accumulated depreciation and amortization      80,992      84,825
                                                							 --------    --------
                                          						       $ 221,424   $ 222,146

    Construction work in progress                          7,203       5,668
                                                							 --------    --------
                                          						       $ 228,627   $ 227,814
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company               $   5,171   $   5,267
       Maine Electric Power Company, Inc.                    554         530
                                                							 --------    --------
       Total investment in utility plant               $ 234,352   $ 233,611
                                                							 --------    --------
OTHER INVESTMENTS, principally at cost                 $   3,625   $   3,629
                                                 						 --------    --------
FUNDS HELD BY TRUSTEE, at cost                         $  23,044   $  22,699
                                                							 --------    --------
CURRENT ASSETS:
    Cash and cash equivalents                          $  29,055   $  15,691
    Accounts receivable, net of reserve                   18,624      18,270
    Unbilled revenue receivable                            9,467      14,128
    Inventories, at average cost:
       Material and supplies                               2,549       2,793
       Fuel oil                                               67          45
    Prepaid expenses                                         503         928
                                                 							 --------    --------
       Total current assets                            $  60,265   $  51,855
                                                							 --------    --------
REGULATORY ASSETS AND DEFERRED CHARGES:
    Investment in Seabrook Nuclear Project, net of
       accumulated amortization of $32,297 in 2000
       and $31,872 in 1999                             $  26,545   $  26,970
    Costs to terminate/restructure power contracts,
       net of accumulated amortization of $106,255
       in 2000 and $100,861 in 1999                      113,745     118,565
    Maine Yankee decommissioning costs                    44,961      46,041
    Other regulatory assets                               36,384      36,925
    Other deferred charges                                 3,393       3,655
                                                							 --------    --------
       Total regulatory assets and deferred charges    $ 225,028   $ 232,156
                                                							 --------    --------
	  Total assets                                        $ 546,314   $ 543,950
                                                							 ========    ========

See notes to the consolidated financial statements.


               		       BANGOR HYDRO-ELECTRIC COMPANY
                      			CONSOLIDATED BALANCE SHEETS
                      			      000's Omitted
                       			       (Unaudited)

                                                							  Mar. 31,   Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES               2000        1999
                                                							 --------    --------

CAPITALIZATION:
    Common stock investment                            $ 135,073   $ 132,722
    Preferred stock                                        4,734       4,734
    Long-term debt, net of current portion               181,800     183,300
                                                							 --------    --------
	 Total capitalization                                 $ 321,607   $ 320,756
                                                							 --------    --------
CURRENT LIABILITIES:
    Notes payable - banks                              $       -   $       -
                                                							 --------    --------

    Other current liabilities -
      Current portion of long-term debt                $  19,670   $  19,460
      Accounts payable                                    11,426      14,175
      Dividends payable                                    1,539       1,171
      Accrued interest                                     3,922       2,553
      Customers' deposits                                    406         399
      Current income taxes payable                         7,252       4,126
                                                							 --------    --------
	 Total other current liabilities                      $  44,215   $  41,884
                                                							 --------    --------
	 Total current liabilities                            $  44,215   $  41,884
                                                							 --------    --------

REGULATORY AND OTHER LONG-TERM LIABILITIES:
    Deferred income taxes - Seabrook                   $  13,773   $  13,995
    Other accumulated deferred income taxes               54,024      55,827
    Maine Yankee decommissioning liability                44,961      46,041
    Deferred gain on asset sale                           28,809      29,357
    Other regulatory liabilities                          11,928       9,872
    Unamortized investment tax credits                     1,557       1,592
    Accrued pension and postretirement benefit costs      11,858      11,301
    Other long-term liabilities                           13,582      13,325
                                                							 --------    --------
      Total regulatory and other long-term liabilities $ 180,492   $ 181,310
                                                 						 --------    --------
	Total Stockholders' Investment and Liabilities        $ 546,314   $ 543,950
                                                							 ========    ========

See notes to the consolidated financial statements.



                 		      BANGOR HYDRO-ELECTRIC COMPANY
          	      CONSOLIDATED STATEMENTS OF CAPITALIZATION
                     			      000's Omitted
			                            (Unaudited)

                                               							 Mar. 31,    Dec. 31,
                                                						   2000        1999
                                              							 ---------   ---------
COMMON STOCK INVESTMENT
    Common stock, par value $5 per share-              $  36,817   $  36,817
       Authorized -- 10,000,000 shares
       Outstanding -- 7,363,424 shares in 2000 and 1999
    Amounts paid in excess of par value                   58,843      58,890
    Retained earnings                                     39,413      37,015
                                               							 ---------   ---------
		Total common stock investment                        $ 135,073   $ 132,722
                                               							 ---------   ---------
PREFERRED STOCK
    Non participating, cumulative, par value $100 per share,
       authorized 600,000 shares, not redeemable or
       redeemable solely at the option of the issuer-
	  7%, Noncallable, 25,000 shares,
	     authorized and outstanding                      $   2,500   $   2,500
	  4.25%, Callable at $100, 4,840 shares,
	     authorized and outstanding                            484         484
	  4%, Series A, Callable at $110, 17,500 shares,
	     authorized and outstanding                          1,750       1,750
                                                					 ---------   ---------
		Total preferred stock                               $   4,734   $   4,734
                                              							 ---------   ---------
LONG-TERM DEBT
   First Mortgage Bonds-
      	10.25%  Series due 2020                        $  30,000   $  30,000
      	 8.98%  Series due 2022                           20,000      20,000
      	 7.38%  Series due 2002                           20,000      20,000
      	 7.30%  Series due 2003                           15,000      15,000
						                                              	 ---------   ---------
      	     Total first mortgage bonds                $  85,000   $  85,000
						                                              	 ---------   ---------
   Other Long-Term Debt-
	Finance Authority of Maine - Taxable Electric Rate
	  Stabilization Revenue Notes,
	  7.03% Series 1995A, due 2005                       $ 100,600   $ 100,600
	Medium Term Notes, Variable interest rate-
	  LIBO Rate plus 1.125%, due 2002                       15,870      17,160
                                              							 ---------   ---------
                                         						       $ 116,470   $ 117,760

	  Less:  Current portion of long-term debt              19,670      19,460
                                              							 ---------   ---------
	     Total other long-term debt                      $  96,800   $  98,300
                                              							 ---------   ---------
		Total long-term debt                                $ 181,800   $ 183,300
                                              							 ---------   ---------
		   Total Capitalization                             $ 321,607   $ 320,756
                                              							 =========   =========
See notes to the consolidated financial statements.


               		 BANGOR HYDRO-ELECTRIC COMPANY
       	    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    			000's Omitted
                    			 (Unaudited)
                                               							  Three Months Ended
                                                 							 Mar. 31,    Mar. 31,
                                                							   2000        1999
                                                  					---------   ---------
Cash Flows From Operating Activities:
  Net income                                           $   3,937   $   4,212
    Adjustments to reconcile net income to net cash
      from operating activities:
	Depreciation and amortization                             1,971       2,520
	Amortization of Seabrook Nuclear Project                    425         425
	Amortization of contract buyouts and
	  restructuring                                           5,394       5,200
	Amortization of deferred asset sale gain                   (448)          -
	Other amortizations                                         640         530
	Allowance for equity funds used during
	  construction                                              220        (143)
	Deferred income tax provision and amortization
	  of investment tax credits                              (2,616)      2,333
    Changes in assets and liabilities:
	Costs to restructure purchased power contract              (250)       (349)
	Deferred standard-offer service revenues                  1,237           -
	Deferred incremental Maine Yankee costs                     894         384
	Exercise of PERC warrants-cash paid in lieu
	  of issuing shares                                        (310)          -
	Payment received related to terminated purchased
	  power contract                                              -       1,750
	Accounts receivable, net and unbilled revenue             4,307      (2,173)
	Accounts payable                                         (2,749)       (236)
	Accrued interest                                          1,369         956
	Current and deferred income taxes                         3,942         202
	Accrued postretirement benefit costs                        696         396
	Other current assets and liabilities, net                   495         983
	Other, net                                                  (40)       (667)
                                                							---------   ---------
Net Increase in Cash From Operating Activities:        $  19,114   $  16,323
                                                							---------   ---------
Cash Flows From Investing Activities:
  Construction expenditures                            $  (3,492)  $  (5,938)
  Release of Graham Station property sale proceeds
    by trustee                                                 -       6,200
  Allowance for borrowed funds used during construction      203        (204)
                                                  					---------   ---------
Net (Decrease) Increase in Cash From Investing
   Activities                                          $  (3,289)  $      58
                                                 						---------   ---------
Cash Flows From Financing Activities:
  Dividends on common stock                            $  (1,105)  $       -
  Dividends on preferred stock                               (66)       (296)
  Payments on long-term debt                              (1,290)     (8,168)
  Short-term debt, net                                         -      (8,000)
                                                							---------   ---------
Net Decrease in Cash From Financing Activities         $  (2,461)  $ (16,464)
                                                							---------   ---------
Net Increase in Cash and Cash Equivalents              $  13,364   $     (83)
Cash and Cash Equivalents at Beginning of Period          15,691       2,946
                                                							---------   ---------
Cash and Cash Equivalents at End of Period             $  29,055   $   2,863
                                                							=========   =========
Cash Paid During the Three Months For:
     Interest (Net of Amount Capitalized)              $   3,046   $   4,674
     Income Taxes                                          1,300           -
                                                 						=========   =========
See notes to consolidated financial statements.


               		   BANGOR HYDRO-ELECTRIC COMPANY
   	 CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT
			                        000's Omitted
                      			   (Unaudited)




                                 					     Amounts                  Total
                                 					     Paid in                  Common
                          				  Common    Excess of    Retained     Stock
                           				  Stock     Par Value    Earnings   Investment

BALANCE DECEMBER 31, 1998       $ 36,817    $ 59,054    $ 22,993    $118,864
Net income                            -           -        4,212       4,212
Cash dividends declared on-
  Preferred stock                     -           -         (264)       (264)
Other                                 -           -          (15)        (15)
                    			       ----------  ----------  ----------- -----------
BALANCE MARCH 31, 1999          $ 36,817    $ 59,054    $ 26,926    $122,797
                    			       ==========  ==========  =========== ===========
BALANCE DECEMBER 31, 1999       $ 36,817    $ 58,890    $ 37,015    $132,722
Net income                            -           -        3,937       3,937
Cash dividends declared on-
  Preferred stock                     -           -          (66)        (66)
  Common stock                        -           -       (1,473)     (1,473)
Exercise of warrants-cash paid
  in lieu of issuing shares           -          (47)          -         (47)
                    			       ----------  ----------  ----------- -----------
BALANCE MARCH 31, 2000          $ 36,817    $ 58,843    $ 39,413    $135,073
                    			       ==========  ==========  =========== ===========

See notes to the consolidated financial statements.


                			BANGOR HYDRO-ELECTRIC COMPANY
 	       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
			                     MARCH 31, 2000
                	       --------------
                    				 (Unaudited)


(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company (the Company), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. The year end condensed balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, footnotes and all other information included in the 1999 Form 10-K.

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the periods ended March 31, 2000 and 1999.

The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 1999 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.


(2)  INCOME TAXES:

The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the federal income tax provision:

                            					    Three Months Ended March 31,
                           					    -----------------------------
                                   						  2000           1999
                                      				 ----           ----
                                   						 Amount    %     Amount   %
                                			    -----------------------------
					                                     (Dollars in Thousands)
Federal income tax provision
     at statutory rate                  $2,263  35.0   $2,395   35.0
Less permanent reductions
     in tax expense resulting
     from statutory exclusions
     from taxable income                    (1)    -      (47)   (.7)
                                    					------  ----   ------   ----
Federal income tax provision before
	     effect of temporary differences
     and investment tax credits         $2,262  35.0   $2,348   34.3
Less temporary differences that
     are flowed through for rate-
     making and accounting purposes        (97) (1.6)    (198)  (2.8)
Less utilization and amortization
     of investment tax credits             (35)  (.5)     (52)   (.8)
                                   					------  ----   ------   ----
Federal income tax provision            $2,130  32.9   $2,098   30.7
                                   					======  ====   ======   ====


(3)  INVESTMENT IN JOINTLY OWNED FACILITIES:

Condensed financial information for Maine Yankee Atomic Power Company (Maine Yankee), Maine Electric Power Company, Inc. (MEPCO), Bangor-Pacific Hydro Associates (BPHA), Chester SVC Partnership (Chester) and Bangor Gas Company, LLC (Bangor Gas) is as follows:


                           			    MAINE YANKEE          MEPCO
                			       -------------------------------------
                        				  (Dollars in Thousands - Unaudited)
				                             Operations for Three Months Ended
                           		 -------------------------------------
                    			       Mar. 31,  Mar. 31,   Mar. 31,  Mar. 31,
                            				 2000      1999       2000      1999
OPERATIONS:                    --------  --------   --------  --------
  As reported by investee-
   Operating revenues          $ 12,953  $ 15,683   $    690  $    744

                      		       ========  ========   ========  ========
  Earnings applicable to
    common stock               $  1,190  $  1,253   $    273  $  2,888
                     			       ========  ========   ========  ========
 Company's reported equity-
   Equity in net income        $     83  $     88   $     39  $    410
    Add(Deduct)-Effect of
    adjusting Company's
    estimate to actual               (4)      169          6      (390)
                      			       --------  --------   --------  --------
  Amounts reported by Company  $     79  $    257   $     45  $     20
                     			       ========  ========   ========  ========

                          				 MAINE YANKEE            MEPCO
               			       ---------------------------------------

                 			       (Dollars in Thousands - Unaudited)
                         				       Financial Position at
                    			     ---------------------------------------
                    			     Mar. 31,  Dec. 31,   Mar. 31,  Dec. 31,
                     			      2000       1999       2000       1999
FINANCIAL POSITION:         --------- ---------  ---------  --------
As reported by investee-
  Total assets             $1,023,168 $1,091,950  $  5,837  $  8,067
  Less-
   Preferred stock             15,000     15,000         -         -
   Long-term debt              50,000     54,000         -         -
   Other liabilities and
     deferred credits         884,199    947,972     1,859     4,339
                      			   ----------  ---------  --------  --------
  Net assets               $   73,969 $   74,978  $  3,978  $  3,728
                     			   ========== ==========  ========  ========
Company's reported equity-
  Equity in net assets     $    5,178 $    5,248  $    565  $    529
   Add(Deduct)- Effect
   of adjusting Company's
   estimate to actual              (7)        19       (11)        1
                     			   ---------- ----------  --------  --------
Amounts reported by Co.    $    5,171 $    5,267  $    554  $    530
                     			   ========== ==========  ========  ========



                           				    BPHA                  Chester
                    			    -------------------    ------------------
                         				(Dollars in Thousands - Unaudited)
                         				 Operations for Three Months Ended
                  			     ------------------------------------------
                   			      Mar. 31,   Mar. 31,   Mar. 31,  Mar. 31,
                      			       2000       1999       2000      1999
                     			     ---------  ---------  --------- ---------
OPERATIONS:
As reported by investee-
 Operating revenues           $     -    $ 2,035    $ 1,083   $ 1,089
			                           =======    =======    =======   =======
 Net Income                   $     -    $   885    $     -   $     -
                     			      =======    =======    =======   =======
Company's reported equity
 in net income                $     -    $   443    $     -   $     -
                     			      =======    =======    =======   =======


                           				      Financial Position at
                  			      Mar. 31,  Dec. 31,   Mar. 31,  Dec. 31,
                   			       2000       1999      2000       1999
                   			     ---------  --------  ---------  --------
FINANCIAL POSITION:
As reported by investee-
  Total assets               $      -   $     -   $ 24,897   $25,302
  Less-
   Long-term debt                   -         -     24,359    23,471
   Other liabilities                -         -        538     1,831
                     			      -------   -------   --------   -------
  Net assets                 $      -   $     -   $      -   $     -
                      		      =======   =======   ========   =======
Company's reported equity
  in net assets              $      -   $     -   $      -   $     -
	                     		      =======   =======   ========   =======

On May 4, 2000, Maine Yankee notified its decommissioning operations contractor, Stone & Webster Engineering Corporation (Stone & Webster), that it was terminating the decommissioning operations contract after becoming aware of the extent of financial difficulties being experienced by Stone & Webster. On May 8, 2000, Stone & Webster announced that it had signed a letter of intent with Jacobs Engineering Group, Inc. (Jacobs), regarding a proposed transaction in which Jacobs would acquire substantially all of Stone & Webster's assets in exchange for an immediate $50 million secured credit facility and other stated consideration, including cash and stock. Stone & Webster said that the credit facility was intended to enable it to address its current liquidity difficulties and continue to operate its business until the asset sale in consummated. In addition, Stone & Webster announced that, as a condition to the proposed transactions with Jacobs, it intended to seek bankruptcy court approval of the asset sale and credit agreement, and therefore intended to file a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code after it signed a definitive sale agreement with Jacobs, which it expected to occur later in May.

Maine Yankee has stated that it remains committed to the successful completion of the decommissioning project and on May 10, 2000, entered into an interim agreement with Stone & Webster for the purpose of avoiding the adverse consequences of an abrupt or inefficient demobilization from the Maine Yankee Plant site and allowing decommissioning work to continue through June 30, 2000. During that period, Maine Yankee will also continue to evaluate all available long-term alternatives for safely and efficiently completing the decommissioning project. However, we cannot predict at this time what affect the financial difficulties of Stone & Webster, the interim agreement, or any subsequent arrangement with Stone & Webster or a new general contractor will have on the cost or schedule of the decommissioning project.

As discussed in the 1999 Form 10-K, the Company sold its wholly-owned subsidiary, Penobscot Hydro Co., Inc., which held a 50% ownership interest in BPHA, in July 1999.

At March 31, 2000, and December 31, 1999, the Company's wholly owned subsidiary, Penobscot Natural Gas Company (Penobscot Gas), had $277,000 and $328,000 equity investment in Bangor Gas, respectively and recorded equity losses in Bangor Gas of approximately $51,000 and $37,000 for the quarters ended March 31, 2000 and 1999, respectively. At March 31, 2000 and December 31, 1999, Bangor Gas' total assets, principally construction work in progress, amounted to $13.6 million and $12.5 million, respectively.

As discussed in the 1999 Form 10-K, the Company announced in late 1999 that it no longer intended to participate in Bangor Gas and intended to sell its joint venture interest. On March 7, 2000, the Company and Penobscot Gas entered into a stock purchase agreement to sell the Company's interest in Penobscot Gas to Sempra Energy (Sempra). Sempra currently owns the other 50% interest in Bangor Gas. The parties are currently seeking the approval of the sale by the MPUC and expect a decision in June 2000. If the transaction is timely completed, the Company expects to realize a one-time gain on the sale of Penobscot Gas in the second quarter of 2000.


(4)  EARNINGS PER SHARE:

The following table reconciles basic and diluted earnings per common share assuming all stock warrants were converted to common shares.

             		    (Amounts in 000's, except per share data)
                       				   For the Quarters
                                					Ended
                         			 --------------------
                         				  Mar. 31,   Mar. 31,
                         				    2000       1999
                         				  --------  ---------
Earnings
  applicable to
  common stock                   $  3,871   $  3,933
                            				 --------   --------
Average common
  shares outstanding                7,363      7,363
Plus: incremental
  shares from assumed
  conversion                          887        940
                            				 --------   --------
Average common shares
  outstanding plus
  assumed warrants
  converted                         8,250      8,303
                            				 --------   --------
Basic earnings
  per common share               $    .53    $   .53
                             			 ========    =======
Diluted earnings
  per common share               $    .47    $   .47
                            				 ========    =======


(5) PURCHASED POWER CONTRACT OBLIGATIONS -

Under Chapter 307 of Maine's electric utility industry restructuring law, the Company was required to sell all of the energy and capacity associated with its six purchased power contracts. In late 1999 the Company selected Morgan Stanley Dean Witter & Co., subsidiary Morgan Stanley Capital Group, Inc., (Morgan Stanley) as the winning bidder for this energy and capacity. The Company, though still maintains all obligations to the small power producers under the power purchase contracts. These obligations are not presently recorded on the Company's balance sheet and are being charged to expense as incurred in accordance with generally accepted accounting principles. Included in the Company's rates, effective March 1, 2000, are expenses associated with the estimated annual costs under these contracts, net of the estimated amounts to be received from the resale of the power to Morgan Stanley. The net present value of the estimated future purchased power costs under the contracts, net of estimated revenues to be realized associated with the resale of the power amounted to approximately $128.3 million as of March 31, 2000.


(6) IMPLEMENTATION OF COMPETITION IN THE ELECTRIC UTILITY INDUSTRY -

In connection with the state of Maine's electric industry restructuring law, effective March 1, 2000, consumers of electricity have the right to purchase generation services directly from competitive electricity suppliers. The Company's electric rates were changed effective March 1, as well, to reflect the Company's revenue requirement as a transmission and distribution utility, including the recovery of stranded costs. The electric utility industry restructuring and the Company's associated rate proceedings at the Maine Public Utilities Commission (MPUC) are discussed in more detail in the 1999 Form 10-K.

As discussed in the 1999 Form 10-K, the restructuring law also provided for a standard-offer service being available for all customers who do not choose to purchase energy from a competitive supplier starting March 1, 2000. As a result of the bids from competitive energy suppliers to provide energy under the standard-offer service being too high, and as ordered by the MPUC, the Company assumed the responsibility of being the standard-offer service provider starting March 1, 2000 for a one-year period. At the end of this period it is anticipated that the Company will no longer be the standard-offer service provider, although, this is dependent upon the level of future bids from competitive energy suppliers to serve the standard-offer load and MPUC approvals. The MPUC established the schedule of rates the Company may charge for this service starting March 1, 2000.

The Company has entered into arrangements with third parties to purchase the energy to serve the standard-offer customers. The Company is allowed by the MPUC to defer the difference between revenues realized from the standard-offer sales and the costs incurred to provide this service, including carrying costs on the deferred balance. As a result of this reconciliation mechanism, standard-offer related revenues and expenses do not have any impact on the Company's earnings, although they do result in increases in both categories in the Company's consolidated statements of income. The deferred amount will be recovered from/returned to customers in a future rate proceeding. In March 2000, the Company recorded a regulatory liability of $1.2 million related to the excess of revenues over costs incurred in connection with the standard-offer service. This amount is included in Other regulatory liabilities on the Consolidated Balance Sheets at March 31, 2000.






         		       BANGOR HYDRO-ELECTRIC COMPANY




            		FORM 10-Q FOR PERIOD ENDING MARCH 31, 2000




                        				  PART II






Item 6.  Exhibits and Reports on Form 8-K


       	Exhibits:  None.



       	Reports on Form 8-K:  None.









                 			BANGOR HYDRO-ELECTRIC COMPANY

          		 FORM 10-Q FOR PERIOD ENDED MARCH 31, 2000




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




                					     BANGOR HYDRO-ELECTRIC COMPANY
                         						    (Registrant)




Dated: May 12, 2000             /s/ Mathieu A. Poulin
                            ---------------------------
                                 Mathieu A. Poulin
                             		  Treasurer