Form 10-Q
period 2000-06-30
BANGOR HYDRO ELECTRIC CO
filed 2000-08-10
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
		                    WASHINGTON, D.C.  20549

                  			       FORM 10-Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
	15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended JUNE 30, 2000           Commission File No. 0-505
              		      -------------                               -----

      		     BANGOR HYDRO-ELECTRIC COMPANY
		           -----------------------------
	(Exact Name of Registrant as specified in its Charter)


	      MAINE                                       01-0024370
-------------------------------                    ----------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)                Identification No.)


    33 STATE STREET, BANGOR, MAINE                04401
----------------------------------------          -----
(Address of Principal Executive Offices)       (Zip Code)


Registrant's Telephone Number, including Area Code    207-945-5621
                                          						      ------------

				                      NONE
------------------------------------------------------------------------
	   Former Name, Former Address and Former Fiscal Year,
		       if Changed Since Last Report


	Outstanding Common Stock, $5 Par Value - 7,363,424 Shares
               			    June 30, 2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




			 Yes   X        No
			     -----        ------





                      			     FORM 10-Q

              	    FOR THE QUARTER ENDED JUNE 30, 2000



PART I - FINANCIAL INFORMATION
                                                							   PAGE
							                                                   ----
Cover Page                                                   1

Index                                                        2

Consolidated Statements of Income                            3

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                         4

Consolidated Balance Sheets - June 30, 2000 and
  December 31, 1999                                         30

Consolidated Statements of Capitalization                   32

Consolidated Statements of Cash Flows                       33

Consolidated Statements of Common Stock Investment          34

Notes to the Consolidated Financial Statements              35



PART II - OTHER INFORMATION                                 47


Item 4 - Submission of Matters to a Vote of
	    Security Holders                                       48

Item 6 - Exhibits and Reports on Form 8-K                   48

Signature Page                                              49



               			 BANGOR HYDRO-ELECTRIC COMPANY
		               CONSOLIDATED STATEMENTS OF INCOME
		              000's Omitted Except Per Share Amounts
				                       (Unudited)
							                                                 Three Months Ended       Six Months Ended
						                                                  	June 30,    June 30,    June 30,    June 30,
							                                                   2000        1999        2000        1999
                                               							 --------    --------   ---------   ----------
ELECTRIC OPERATING REVENUES                            $  48,563   $  47,299   $  98,684   $    97,521
                                                 							--------    --------    ---------   ----------
OPERATING EXPENSES:
    Fuel for generation and purchased power            $  25,514   $  18,837   $  47,397   $    37,352
    Other operation and maintenance                        9,921       8,636      18,792        18,229
    Depreciation and amortization                          2,399       2,346       4,370         4,866
    Amortization of Seabrook Nuclear Unit                    425         425         850           850
    Amortization of contract buyouts
       and restructuring                                   5,639       5,201      11,033        10,401
    Amortization of deferred asset sale gain              (1,681)          -      (2,172)          -
    Taxes -
       Property and payroll                                1,210       1,340       2,597         2,973
       State income                                          135         378         500         872
       Federal income                                        349       1,634       2,358         3,590
						                                                  --------    --------   ---------   ----------
                                          						       $  43,911   $  38,797   $  85,725   $    79,133
                                                							 --------    --------   ---------   ----------
OPERATING INCOME                                       $   4,652   $   8,502   $  12,959   $    18,388
                                                							 --------    --------   ---------   ----------
OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                             $     127   $     158   $     (93)  $       301
    Other, net of applicable income taxes                    656         521         926           781
                                                							 --------    --------   ---------   ----------
                                          						       $     783   $     679   $     833   $     1,082
                                                							 --------    --------   ---------   ----------
INCOME BEFORE INTEREST EXPENSE                         $   5,435   $   9,181   $  13,792   $    19,470
                                                							 --------    --------   ---------   ----------
INTEREST EXPENSE:
    Long-term debt                                     $   3,960   $   5,120   $   7,939   $    10,873
    Other                                                    260         336         497           864
    Allowance for borrowed funds used
       during construction                                  (124)        273          79            69
                                                							 --------    --------   ---------   ----------
                                          						       $   4,096   $   5,729   $   8,515   $    11,806
                                                							 --------    --------   ---------   ----------
NET INCOME                                             $   1,339   $   3,452   $   5,277   $     7,664
DIVIDENDS ON PREFERRED STOCK                                  67         278         133           557
                                                							 --------    --------   ---------   ----------
EARNINGS APPLICABLE TO COMMON STOCK                    $   1,272   $   3,174   $   5,144   $     7,107
                                                							 ========    ========    =========  ==========
WEIGHTED AVERAGE NUMBER OF SHARES                          7,363       7,363       7,363         7,363
                                                							 ========    ========    =========  ==========
EARNINGS PER COMMON SHARE,
    Basic                                              $      .17  $     .43   $     .70   $       .97
    Diluted                                                   .15        .38         .62           .86
                                                 							 ========    ========    =========  ==========
DIVIDENDS DECLARED PER COMMON SHARE                    $      .20  $     .15   $     .40   $       .15
                                                 							 ========    ========    =========  ==========

See notes to the consolidated financial statements.



                		    BANGOR HYDRO-ELECTRIC COMPANY
       	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 		 OPERATIONS AND FINANCIAL CONDITION

Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in Bangor Hydro-Electric Company's (the Company or Bangor Hydro) Annual Report on Form 10-K for the year ended December 31, 1999 (1999 Form 10-K) should be read in conjunction with the comments below.

EARNINGS
	For the quarters ended June 30, 2000 and 1999 basic earnings per common share were $.17 and $.43, respectively. The difference in earnings from the same quarter in 1999 is in large part attributable to new rates implemented by order of the Maine Public Utilities Commission (MPUC) effective March 1, 2000 that reflect a lower authorized return on equity of 11% in Maine's restructured electric industry. The Company's previous authorized return on equity was 12.75%. Also affecting second quarter 2000 earnings was the recognition of $1.1 million in costs related to the proposed merger with Emera Inc. (Emera), formerly NS Power Holdings Inc., that was announced on June 30, 2000 ($.09 per common share after taxes) and costs billed to the Company associated with transmission constraints in New England ($.03 per common share after taxes). Somewhat offsetting these factors was an increase in sales to the Company's customers of 3.2% in the second quarter of 2000. Positively impacting second quarter 1999 earnings was a one-time benefit of $896,000 ($.07 per common share after taxes) related to the settlement of a dispute related to the New England Power Pool (NEPOOL).


IMPORTANT CURRENT ACTIVITIES

PROPOSED MERGER AGREEMENT WITH EMERA - On June 29, 2000, the Company entered into a definitive merger agreement with Emera of Halifax, Nova Scotia, pursuant to which Emera will acquire all of the outstanding shares of common stock of Bangor Hydro for US$26.50 per share in cash. After the closing of the merger, each of Bangor Hydro's outstanding warrants to purchase common stock will entitle the holder to receive US$26.50 in cash, less the exercise price. For a discussion of the common stock warrants, see the notes to the consolidated financial statements in the 1999 Form 10-K. The equity market value of the transaction is approximately $206 million. The transaction will take the form of a merger of Bangor Hydro with a U.S. corporate subsidiary to be formed by Emera. Upon completion of the merger, Bangor Hydro will be a wholly-owned subsidiary of Emera. Bangor Hydro's outstanding debt and preferred stock will not be affected by the transaction.

The transaction is subject to a number of approvals, including the approval of Bangor Hydro's shareholders and regulatory approvals from the MPUC, the Federal Energy Regulatory Commission (FERC), and the Securities and Exchange Commission. Receipt of the approvals necessary for closing is expected to take 9 to 12 months.

The merger is part of Emera's strategy to grow its business beyond its current borders. Bangor Hydro will operate as a standalone division of Emera and will be the base for Emera to launch other initiatives. The companies will share best practices learned from their respective utility system operations.

Emera is a diversified energy and services company, with 440,000 customers and (Cdn)$2.96 billion in assets. It owns 100% of Nova Scotia Power, Inc., the primary electricity supplier in the province of Nova Scotia.
 Emera's energy product line also includes bunker oil, diesel fuel and light fuel oil, and the company has a 12.5% interest in the Maritimes & Northeast Pipeline, which delivers Sable Island natural gas to markets in Maritime Canada, and the northeastern United States.

IMPLEMENTATION OF COMPETITION IN ELECTRIC UTILITY INDUSTRY - In connection with the state of Maine's electric industry restructuring law, effective March 1, 2000, consumers of electricity have the right to purchase generation services directly from competitive electricity suppliers. The Company's electric rates were changed effective March 1, as well, to reflect the Company's revenue requirement as a transmission and distribution utility, including the recovery of stranded costs. The electric utility industry restructuring and the Company's associated rate proceedings at the MPUC are discussed in more detail in the 1999 Form 10-K.

	As discussed in the 1999 Form 10-K, the restructuring law also provided for a standard-offer service being available for all customers who do not choose to purchase energy from a competitive supplier starting March 1, 2000. As a result of the bids from competitive energy suppliers to provide energy under the standard- offer service being higher than anticipated, and as ordered by the MPUC, the Company assumed the responsibility of being the standard-offer service provider starting March 1, 2000 for a one-year period. At the end of this period, it is anticipated that the Company will no longer be the standard-offer service provider, although this is dependent upon the level of future bids from competitive energy suppliers to serve the standard-offer load and MPUC approvals. The MPUC established the schedule of rates the Company may charge for this service starting March 1, 2000.

	The Company has entered into arrangements with third parties to purchase the energy to serve the standard-offer customers. The Company is allowed by the MPUC to defer the difference between revenues realized from the standard-offer sales and the costs incurred to provide this service, including carrying costs on the deferred balance. As a result of this reconciliation mechanism, standard-offer related revenues and expenses do not have any impact on the Company's earnings, although they do result in increases in both categories in the Company's consolidated statements of income. The deferred amount will be recovered from/returned to customers in a future rate proceeding. Since March 1, 2000, when new rates went into effect, the Company has recorded a regulatory asset of $.5 million related to the excess of costs over revenues incurred in connection with the standard-offer service. The excess of costs is due principally to unusually high purchased power costs for one day in May 2000 that is discussed below. The $.5 million is included in Other regulatory assets on the Consolidated Balance Sheets at June 30, 2000.

BANGOR GAS INVESTMENT - As discussed in the 1999 Form 10-K, the Company announced in late 1999 that it no longer intended to participate in the Bangor Gas Company, LLC (Bangor Gas) joint venture and intended to sell its joint venture interest. On July 13, 2000, the Company and Penobscot Natural Gas Company (Penobscot Gas), the Company's wholly-owned subsidiary which owned a 50% interest in Bangor Gas, completed a stock purchase agreement to sell the Company's interest in Penobscot Gas to Sempra Energy (Sempra). Sempra had owned the other 50% interest in Bangor Gas. A one-time gain on the sale of Penobscot Gas of approximately $1.2 million will be recognized in the third quarter of 2000. The consummation of this sale has no impact on the previously discussed proposed merger agreement with Emera.

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

MAINE YANKEE - TERMINATION OF DECOMMISSIONING OPERATIONS CONTRACT - As discussed in the 1999 Form 10-K, the Company owns 7% of the common stock of Maine Yankee, which owns and, prior to its permanent closure in 1997, operated an 880 megawatt nuclear generating plant (the Plant) in Wiscasset, Maine. Pursuant to a contract with Maine Yankee, the Company is obligated to pay its pro rata share of Maine Yankee's operating expenses, including decommissioning costs.

On May 4, 2000, Maine Yankee notified its decommissioning operations contractor, Stone & Webster Engineering Corporation (Stone & Webster), that it was terminating the decommissioning operations contract pursuant to the terms of the contract. Stone & Webster subsequently notified Maine Yankee that it was disputing Maine Yankee's grounds for terminating the contract. On May 8, 2000, Stone & Webster announced that it had signed a letter of intent with Jacobs Engineering Group, Inc. (Jacobs), regarding a proposed transaction in which Jacobs would acquire substantially all of Stone & Webster's assets in exchange for an immediate credit facility and other consideration, including cash and stock. Stone & Webster said that the credit facility was intended to enable it to address its liquidity difficulties and continue to operate its businesses until the asset sale was completed. Stone & Webster also announced that it intended to seek bankruptcy court approval of the asset sale and credit agreement.

On June 2, 2000, Stone & Webster filed a voluntary petition under
Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. By Sale Order dated July 13, 2000, the Bankruptcy Court approved the sale of substantially all of Stone & Webster's assets to the successful bidder in the Chapter 11 sale, The Shaw Group, Inc.
(Shaw), for cash, stock, and the assumption of certain liabilities of Stone & Webster, and the earlier agreement with Jacobs was terminated. Stone & Webster reported that the Shaw transaction was effectively closed on July 14, 2000, and that it would continue to operate as a Debtor-in-Possession subject to the supervision and orders of the Bankruptcy Court.

As previously reported, on May 10, 2000, Maine Yankee entered into an interim agreement with Stone & Webster in order to allow decommissioning work to continue and avoid the adverse consequences of an abrupt or inefficient demobilization from the Plant site. After obtaining assignments of several subcontracts from Stone & Webster and upon termination of the interim agreement on July 1, Maine Yankee at least temporarily assumed the general contractor role, utilizing a reduced number of Stone & Webster personnel under a revised interim agreement that expires on September 30, 2000. The decommissioning of the Plant site is progressing, with major emphasis being directed to maintaining the schedule on critical-path projects such as construction of the independent spent fuel storage and preparation of the Plant's reactor vessel for eventual shipment to an off-site disposal facility.

On June 30, 2000, Federal Insurance Company (Federal), which provided performance and payment bonds in the amount of $37.6 million each in connection with the decommissioning operations contract, filed a Complaint for Declaratory Judgement against Maine Yankee in the United States Bankruptcy Court for the District of Delaware. The complaint alleges that Maine Yankee improperly terminated the decommissioning operations contract with Stone & Webster and failed to give proper notice of termination to Federal under the contract, and that Federal therefore had no further obligations under the bonds. Maine Yankee believes that its termination of the decommissioning operations contract was proper, but cannot predict the outcome of the litigation.

Maine Yankee is evaluating all available long-term alternatives for and efficiently completing the decommissioning of the Plant site, including the possibilities of contracting with a new decommissioning operations contractor or assuming that function itself on a long-term basis. However, Maine Yankee cannot predict at this point what affect the financial difficulties of Stone & Webster and the termination of its decommissioning operations agreement with Maine Yankee will have on the cost or schedule of the decommissioning project.

In connection with the state of Maine's electric industry restructuring law, the Company was allowed the recovery of Maine Yankee decommissioning costs as a component of its stranded costs. In the Company's rate order from the MPUC that became effective March 1, 2000, the Company was allowed to defer the amount of any future FERC ordered changes in Maine Yankee's decommissioning collections. Consequently, management does not believe that Maine Yankee's current decommissioning contractor difficulties will have a material adverse impact on the Company's results of operations, financial condition or cash flows.


REVENUES

With the previously discussed implementation of competition in the electric utility industry starting March 1, 2000, and excluding the standard-offer service, the Company is no longer selling electricity to customers.
The Company's transmission and distribution and stranded cost charges to customers, though, continue to be based on customers' electricity usage
measured in kilowatt-hours (KWH).    Consequently, discussion related to
electric operating revenues will continue to have a KWH sales component. Electric operating revenue increased by $1.3 million in the second quarter of 2000. The increase is due to several factors. Off-system sales, which are sales related to power pool and interconnection agreements and resales of purchased power, were approximately $772,000 higher in the 2000 quarter as a result of the Company's requirement to resell the capacity and energy from its six purchased power contracts pursuant to Chapter 307 of Maine's 1997 law restructuring the State's electric industry (See the 1999 Form 10-k for a more complete discussion). Other revenues (not attributable to KWH sales or off-system sales) were approximately $1.9 million greater in the 2000 quarter as compared to 1999 due principally to two factors. First, as a result of the previously discussed deferral mechanism for the standard-offer service revenues and costs, the Company recorded additional revenue of $1.8 million in the second quarter of 2000 to recognize the standard-offer service expenses in excess of revenues. Also, primarily as a result of electric generators in the Company's service territory wheeling power over the Company's transmission lines and out of its service territory, the Company recorded approximately $1.1 million in higher transmission wheeling revenues in the second quarter of 2000 as compared to the second quarter of 1999. Offsetting these increases in other revenues was $1.1 million of revenue recorded in June 1999 attributable to deferred expenses related to the Company's generation asset sale in May 1999 (See the 1999 Form 10-K for a complete discussion of the accounting for the generation asset sale).

While total KWH sales were 3.24% higher (excluding off-system sales) in the second quarter of 2000 as compared to the 1999 quarter, as a result of certain commercial and industrial customers choosing a competitive electricity supplier starting March 1, 2000 and not falling under standard-offer service, total electric operating revenues attributable to KWH sales (excluding the previously discussed off-system sales) were $1.4 million lower in the second quarter of 2000 than in the second quarter of 1999. The increased sales were a function of customer growth and colder weather in April and May of 2000.

Changes in the Company's rates also impacted the decrease in electric operating revenues. On June 1, 1999 rates were increased by 1.36% in connection with the Company's Alternative Rate Plan that was in effect at the time, and as a result of the February 2000 rate order from the MPUC, the Company's overall rates, including the impact of the standard-offer prices, were reduced by approximately 2.9% starting March 1, 2000.

EXPENSES

Fuel for generation and purchased power expense increased $6.7 million in the second quarter of 2000 as compared to 1999. The increased expense was a result of several factors. Total power purchases in the second quarter of 2000 were fairly consistent with those in the 1999 quarter due to the Company continuing to fulfill its existing power purchase contract obligations subsequent to the implementation of the electric industry restructuring on March 1, 2000 and procuring power to serve the standard-offer load. In the second quarter of 2000, though, the Company purchased significantly more power on the spot power market as compared to 1999 principally as a result of being ordered by the MPUC to serve the standard-offer service customers starting March 1, 2000. In the second quarter of 1999 the Company had more power contracts in place than in 2000 and still owned generation assets in 1999 through the asset sale in May 1999. These resulted in lower fuel and purchased power costs in the second quarter of 1999. With more of the Company's power purchases being made in the spot power market in 2000, the price of the power was affected by new market rules implemented by NEPOOL in May 1999, which set prices for replacement purchases from the pool at open market levels related to supply and demand as opposed
to marginal fuel costs.   The result of the new market rules has been much
higher power costs. Also impacting power cost increases were very unusual circumstances in NEPOOL for one day in each of the respective quarters, with record-breaking loads occurring while many generators were still out of service on spring maintenance. The result was on-peak power prices that, for the June 1999 event were two to three times as great as would normally occur during June. However, the May 2000 event resulted in prices that were even about five times as high as the prices paid on the day in June 1999. Due to these unusual one-day events in each quarter, the Company incurred approximately $2 million more in purchased power costs on the day in 2000 as compared to the day in 1999. As a result of the new market rules in NEPOOL and the unusually high power costs for the two days in each quarter, the price of spot market power was approximately $15/megawatt higher in the 2000 quarter as compared to 1999, which greatly increased the purchased power expense.

There were also other factors impacting the increase in fuel and purchased power expense in the second quarter of 2000, including the previously discussed settlement of the dispute related to NEPOOL, which resulted in a $896,000 reduction in expense in the second quarter of 1999. Fuel and purchased power expense was also reduced in the 1999 quarter by an approximately $352,000 increase in equity earnings (the Company records equity earnings in MEPCO as a reduction in fuel for generation and purchased power expense) from the Company's investment in MEPCO, which was principally the result of a gain on sale of right-of-ways in connection with a natural gas transmission pipeline which was being constructed in Maine. Also ISO New England (ISO) expenses were greater in the second quarter of 2000 as compared to 1999 due to the implementation of NEPOOL new market rules in May 1999 and $350,000 in previously discussed ISO costs in the 2000 quarter associated with transmission constraints.

Other operation and maintenance (O&M) expense increased by  $1.3 million in the second quarter of 2000 as compared to 1999. The principal item increasing other O&M expense in the 2000 quarter is the $1.1 million in costs associated with the Company's proposed merger with Emera. Also increasing other O&M expense was a $318,000 increase in O&M payroll due principally to less labor in the 2000 quarter being charged to capital projects as compared to 1999 as a result of less construction activity in 2000, and the impact of a 4% wage rate increase for bargaining unit employees on January 1, 2000 and various wage rate increases for non-bargaining unit employees. These labor increases were partially offset by a reduction in the number of employees resulting from the Company's divestiture of its generation assets in late May 1999. Further increasing other O&M in the second quarter of 2000 was the amortization expense of $204,000 associated with certain incremental costs deferred in 1999 and the first two months of 2000 in connection with the implementation of the electric utility industry restructuring. The cost deferrals were recorded in accordance with an accounting order from the MPUC in 1999, and recovery was allowed in rates in the Company's February 2000 rate order from the MPUC over a three year period starting March 1, 2000.

Decreasing other O&M expense in the second quarter of 2000 was a $436,000 reduction in bad debt expense attributable to a $264,000 reduction in the reserve for bad debts and lower write-offs in 2000. With the Company's new rates starting March 1, 2000 and the reduction in the Company's revenues due to no longer selling electricity to customers (excluding the standard-offer service), the Company's level of bad debts have decreased. Also reducing other O&M expense was the timing of regulatory assessments from the MPUC and Office of the Public Advocate (OPA). In the second quarter of 1999 the Company recorded expense of $509,000 associated with the MPUC assessment, while in the 2000 quarter the Company had only received the OPA assessment amounting to $116,730. The Company expects to record the MPUC assessment for 2000 in the third quarter, while in 1999, the OPA assessment was recorded in the third quarter.

Depreciation and amortization expense increased $53,000 in the second quarter of 2000 as compared to the 1999 quarter due to property additions. Also increasing depreciation expense in the 2000 quarter was the effect of a depreciation study conducted in December 1996, which determined that the Company's reserve for depreciation was overaccumulated by approximately $3.6 million. In connection with the MPUC's rate order in February 1998, the Company was allowed to amortize this balance over a two-year period, starting in February 1998. The amortization was adjusted in June 1999 as a result of the previously discussed generation asset sale. The amortization recorded as a reduction in depreciation expense in the second quarter of 1999 amounted to $501,000. These increases were offset to some extent by the reduction in depreciation expense as a result of the generation asset sale.

The $438,000 increase in amortization of contract buyouts and restructuring in the 2000 quarter was due to changes, effective March 1, 2000 with the implementation of new rates, in the amortization of the deferred Beaver Wood contract buyout costs and the deferred costs associated with the June 1998 restructuring of the Penobscot Energy Recovery Company (PERC) purchased power contract. The Beaver Wood amortization was $281,000 higher in the first quarter of 2000 and is being amortized at an annual rate of $3.9 million which started March 2000. Prior to the implementation of new rates in March 2000, the Company was recovering deferred PERC restructuring costs at an annual rate of $1 million. Effective March 1, 2000, recovery of PERC restructuring costs was adjusted to include the estimated future value of warrants to be exercised. The adjusted annual amortization amounted to $1.6 million. For a complete discussion of the Beaver Wood purchased power contract buyout and the PERC contract restructuring, see the 1999 Form 10-K.

Effective with the March 1, 2000 rate change, the Company began amortizing the deferred asset sale gain over a 70 month period. The annual amortization amounts are to be recorded in an uneven manner in order to levelize the Company's revenue requirement over this period. As a result of an increase in the Company's FERC regulated transmission rates on June 1, 2000, and the Company's desire to not increase rates to its retail customers so close to the implementation of electric industry restructuring, which occurred on March 1, 2000, the Company agreed to reduce its MPUC jurisdictional distribution rates in an amount equal to the increase in its transmission rates. The reduction in the distribution rates was accomplished by accelerating the amortization of the deferred asset sale gain by an annualized total of $2.5 million. The Company recorded $491,000 of amortization for each of April and May of 2000 and increased the monthly amortization to $698,000 for June 2000. The additional monthly amortization of $207,000 is expected to continue through May 2001

The decrease in property and other taxes in the second quarter of 2000 was due principally to reductions in property taxes as a result of the sale of the Company's generation assets. This reduction in property taxes was offset to some extent by increased electric plant additions and higher property tax rates.

The decrease in total federal and state income taxes was principally a function of lower earnings in the second quarter of 2000 as compared to the 1999 quarter. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.


OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENSE

Allowance for funds used during construction, which includes carrying costs on certain regulatory assets and liabilities, increased in 2000 relative to 1999 due mainly to $483,000 in carrying costs being recorded on the deferred asset sale gain in the 1999 quarter as compared to $8,000 of such carrying costs in the 2000 quarter. The reduction is due to the inclusion of the deferred asset sale gain in the Company's electric rates starting March 1, 2000.

Other income increased by $135,000 in the second quarter of 2000 principally as a result of investment income earned. The Company did not fully utilize the proceeds from its 1999 generation asset sale, and these funds have been invested in short-term investments.

Long-term debt interest expense decreased $1.2 million in the second quarter of 2000 as compared to 1999 due primarily to principal repayments on the Company's 12.25% first mortgage bonds (which were fully repaid in August
1999); a $13.1 million principal payment at the end of June 1999 on the Finance Authority of Maine Revenue Notes; monthly principal payments on the $24.8 million medium term notes from April 1999 through June 2000 amounting to $6.2 million; the redemption of the remaining outstanding principal on the $45 million medium term notes in May 1999 amounting to $38.8 million; the full redemption of $15 million in outstanding 10.25% series first mortgage bonds in early July 1999; and the redemption of $4.2 million in outstanding variable rate Pollution Control Revenue Bonds in early September 1999.

Other interest expense decreased due principally to a reduction in the amortization of debt issue costs in the second quarter of 2000. With the redemption of the remaining outstanding principal on the $45 million medium term notes in May 1999, the amortization of the associated debt issuance costs ended. The Company fully repaid the outstanding balance under its revolving credit line in April 1999, and no new borrowings have subsequently occurred.

Dividends on preferred stock decreased $211,000 due principally from the final redemption of the remaining outstanding 8.76% mandatory redeemable preferred stock in October 1999.

SIX MONTHS OF 2000 AS COMPARED TO THE SIX MONTHS OF 1999
EARNINGS

	For the six months ended June 30, 2000 and 1999 basic earnings per common share were $.70 and $.97, respectively. The six-month earning numbers declined for the same reasons as mentioned above as well as a one-time benefit in the first quarter of 1999 of $802,000 ($.07 per common share after taxes) due to the settlement by NEPOOL of a contract dispute with Hydro-Quebec (HQ).

REVENUES

	Electric operating revenue increased by $1.2 million in the first six months of 2000 as compared to the 1999 period. The increase is due to the reasons previously discussed for the second quarter changes, as well as factors in the first quarters of 2000 and 1999. Prior to the March 1, 2000 electric utility restructuring, electric operating revenues for the first two months of 2000 were $1.8 million greater than the first two months of 1999 due principally to a 3.6% increase in KWH sales and the 1.36% rate increase effective June 1, 1999. Increased KWH sales were positively impacted by colder weather in January and February 2000. These increases were offset in decreased revenues in March 2000 as a result of warmer weather in March 2000 and an overall rate reduction, including the impact of the standard-offer prices, of approximately 2.9% starting March 1, 2000, and certain larger customers beginning to purchase electricity from competitive energy providers in March 2000. As a result of these changes, electric operating revenues were approximately $101,000 lower in the first quarter of 2000 compared to the 1999 quarter.

EXPENSES

	Fuel for generation and purchased power expense increased $10 million in the first six months of 2000 as compared to 1999. The increase is due principally to the previously discussed reasons for the second quarters of each year, as well as the settlement of the dispute with HQ which resulted in a $747,000 reduction in expense in the first quarter of 1999. As in the second quarter of 2000, NEPOOL and ISO related expenses were greater in the first quarter of 2000 as compared to 1999, including $322,000 of first quarter 2000 costs associated with transmission constraints. Purchased power costs were greater for the first two months of 2000 as a result of the previously discussed increase in KWH sales and by higher power costs.

	Other O&M expense increased by $563,000 in the first six months of 2000 as compared to the first six months of 1999. The increase is principally attributable to the reasons discussed above for the quarters. Also increasing other O&M expense in the first six months of 2000 was a $276,000 increase in amortization expense associated with deferred ice storm costs, which started in June 1999. Decreasing other O&M expense in the 2000 period was a $556,000 decrease in non-labor expenditures related to electric utility industry restructuring activities, costs associated with assessment and testing of systems for year 2000 compliance, and an upgrade to the Company's customer information system which was completed in May 1999.

	Depreciation and amortization expense decreased $496,000 in the 2000 period as compared to 1999 due principally to the previously discussed generation asset sale, which was offset to some extent by the reasons discussed above for the quarters ending June 30, 2000 and 1999.

	The reasons for the changes in the amortization of contract buyouts and restructuring, amortization of deferred asset sale gain, property and other taxes, and state and federal income taxes for the first six months of 2000 as compared to the first six months of 1999 are consistent with those previously discussed for the second quarters of 2000 and 1999.

OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENSE

	Total AFDC increased $404,000 in the 2000 period in comparison to the 1999 period. The increase is principally due to the previously discussed carrying costs on the deferred asset sale gain. This increase is offset to some extent by a decrease in carrying costs associated with deferred Maine Yankee costs and by a reduction in AFDC on construction work in progress, which is a result of lower levels of construction activity in 2000.

	The $145,000 increase in other income in the first six months of 2000 was primarily due to the same reason discussed above for the second quarters of 2000 and 1999.

	The decreases in long-term debt and other interest expense and preferred dividends in the 2000 period as compared to 1999 were principally a result of the same reasons previously discussed for the second quarters of each year. Also impacting the reduction in other interest expense was $11 million in weighted average borrowings under the Company's revolving credit facility for the first quarter of 1999 as compared to no outstanding borrowings in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events in the first six months of 2000 and 1999 as they affect the Company's liquidity. Net increase in cash from operating activities was $26.2 million in 2000 as compared to $31.7 million in the 1999 period. Negatively impacting cash flows from operating activities in 2000 was a $4 million increase in state and federal income tax payments as a result of the Company fully utilizing its remaining net tax operating loss carryforwards in 1999. The Company also received a $1.75 million payment in the first quarter of 1999 related to a terminated purchased power contract (See the 1999 Form 10-K). Also negatively impacting cash flows in the 2000 period was the previously discussed overall 2.9% rate decrease which took effect on March 1, 2000, and $1.4 million in payments in 2000 to the holders of the PERC warrants in lieu of issuing shares of common stock (See the 1999 Form 10-K for a discussion of the PERC warrants). Positively impacting cash flows from operating activities in the 2000 period as compared to 1999 was the beneficial impact of the 1.36% rate increase effective June 1, 1999, a $3 million reduction in interest payments in 2000 principally as a result of the previously discussed long-term debt principal payments, and the Company incurred $3.4 million in costs associated with the generation asset sale in first six months of 1999.

Construction expenditures were $3.3 million lower in the 2000 period as compared to 1999. In the first six months of 1999 the Company incurred approximately $2.5 million in costs associated with the construction of a major transmission line which was completed in 1999. As discussed in more detail in the 1999 Form 10-K, the Company received approximately $79.6 million in proceeds related to its generation asset sale in late May 1999.

As previously discussed, the increase in dividends paid on common stock increased in 2000 was a result of the reinstatement of the Company's common dividend in the second quarter of 1999, and the increase in the common dividend from $.15 to $.20 per share in March 2000.

The reduction in preferred dividends paid resulted principally from the final redemption of the remaining outstanding 8.76% mandatory redeemable preferred stock in October 1999.

The decrease in payments on long-term debt is due principally to the full repayment of the $45 million medium term notes in the first six months of 1999 plus $813,000 in sinking fund payments on the 12.25% series first mortgage bonds in January 1999 which were fully redeemed in August 1999. These were offset by a $330,000 increase in principal repayment on the $24.8 million medium term notes in 2000 as compared to 1999, and a $900,000 increase in the annual principal payment on the Finance Authority of Maine Revenue Notes in June 2000 as compared to June 1999.

As previously discussed, and principally as a result of generation asset sale proceeds, the Company has continued to maintain full borrowing capacity under its revolving credit facility, with no new borrowings since early April of 1999.

For additional discussion of liquidity and capital resources, see the Company's 1999 Form 10-K.


ENVIRONMENTAL MATTERS

	The Company is regulated by the United States Environmental Protection Agency (EPA) as to compliance with the Federal Water Pollution Control Act, the Clean Air Act, and several federal statutes governing the treatment and disposal of hazardous wastes. The Company is also regulated by the Maine Department of Environmental Protection (DEP) under various Maine environmental statutes. The Company is actively engaged in complying with these federal and state acts and statutes, and it has not, to date, encountered material difficulties in connection with such compliance.

	In 1992, the Company received notice from the DEP that it was investigating the cleanup of several sites in Maine that were used in the past for the disposal of waste oil and other hazardous substances, and that the Company, as a generator of waste oil that was disposed at those sites, may be liable for certain cleanup costs. The Company learned in October 1995 that the EPA placed one of those sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act and would pursue potentially responsible parties. With respect to this site, the Company is one of a number of waste generators under investigation.

	The Company has recorded a liability, based on currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for this waste disposal site. Additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, and possible effects of future legislation or regulation and the possible effects of technological changes. At June 30, 2000, the liability recorded by the Company for its estimated environmental remediation costs amounted to $331,000. The Company's actual future environmental remediation costs may be higher as additional factors become known.

	The Company estimates that during 2000 it will spend approximately $374,000 in operations expense and $51,000 in capital expenditures to comply
with environmental standards for air, water and hazardous materials.   These
amounts may change based on facts and circumstances that occur in the year
2000.

DISCLOSURES ABOUT MARKET RISK

	The Company's major financial market risk exposure is changing interest rates. Changes in interest rates will affect interest paid on variable rate debt and the fair value of fixed rate debt. The Company manages interest rate risk through a combination of both fixed and variable rate debt instruments and an interest rate swap, which is associated with the Company's medium term notes (See Note 13 to the 1999 Form 10-K). As of June 30, 2000, the Company had $14.5 million of medium term notes outstanding which bear floating, LIBOR-based rates (6.65125% LIBO rate at June 30, 2000). The interest rate swap fixes the interest rate on the medium term notes at 5.72% for the full notional amount of the debt. See Note 4 to the 1999 Form 10-K for a discussion of these medium term notes.

OTHER

Management's discussion and analysis of results of operations and financial condition contains items that are "forward-looking" as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Factors that might cause such differences include, but are not limited to, the Company's proposed merger with Emera, future economic conditions, relationships with lenders, earnings retention and dividend payout policies, electric utility restructuring, developments in the legislative, regulatory and competitive environments in which the Company operates, environmental issues and other circumstances that could affect revenues and costs.


            		     BANGOR HYDRO-ELECTRIC COMPANY
		                  CONSOLIDATED BALANCE SHEETS
			                      000's Omitted
			                       (Unaudited)
							                                                  June 30,   Dec. 31,
                       	  		ASSETS                        2000        1999
                                                 							 --------    --------
INVESTMENT IN UTILITY PLANT:
    Electric plant in service, at original cost        $ 304,027   $ 306,971
    Less - Accumulated depreciation and amortization      83,154      84,825
                                                							 --------    --------
                                          						       $ 220,873   $ 222,146

    Construction work in progress                          9,520       5,668
                                                							 --------    --------
                                          						       $ 230,393   $ 227,814
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company               $   5,097   $   5,267
       Maine Electric Power Company, Inc.                    591         530
                                                							 --------    --------
       Total investment in utility plant               $ 236,081   $ 233,611
                                                							 --------    --------
OTHER INVESTMENTS, principally at cost                 $   3,550   $   3,629
                                                							 --------    --------
FUNDS HELD BY TRUSTEE, at cost                         $  22,700   $  22,699
                                                							 --------    --------
CURRENT ASSETS:
    Cash and cash equivalents                          $  15,987   $  15,691
    Accounts receivable, net of reserve                   16,965      18,270
    Unbilled revenue receivable                            9,487      14,128
    Inventories, at average cost:
       Material and supplies                               2,624       2,793
       Fuel oil                                               62          45
    Prepaid expenses                                         554         928
                                                  					 --------    --------
       Total current assets                            $  45,679   $  51,855
                                                							 --------    --------
REGULATORY ASSETS AND DEFERRED CHARGES:
    Investment in Seabrook Nuclear Project, net of
       accumulated amortization of $32,722 in 2000
       and $31,872 in 1999                             $  26,120   $  26,970
    Costs to terminate/restructure power contracts,
       net of accumulated amortization of $111,894
       in 2000 and $100,861 in 1999                      109,315     118,565
    Maine Yankee decommissioning costs                    44,044      46,041
    Other regulatory assets                               40,637      36,925
    Other deferred charges                                 3,433       3,655
                                                							 --------    --------
       Total regulatory assets and deferred charges    $ 223,549   $ 232,156
                                                							 --------    --------
       	  Total assets                                 $ 531,559   $ 543,950
							                                                 ========    ========

See notes to the consolidated financial statements.


                 		     BANGOR HYDRO-ELECTRIC COMPANY
                 		      CONSOLIDATED BALANCE SHEETS
                       			    000's Omitted
                      			      (Unaudited)

                                               							  June 30,   Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES               2000        1999
                                               							 --------    --------

CAPITALIZATION:
    Common stock investment                            $ 134,751   $ 132,722
    Preferred stock                                        4,734       4,734
    Long-term debt, net of current portion               165,185     183,300
                                                							 --------    --------
      	 Total capitalization                           $ 304,670   $ 320,756
						                                                	 --------    --------
CURRENT LIABILITIES:
    Notes payable - banks                              $       -   $       -
                                                							 --------    --------

    Other current liabilities -
      Current portion of long-term debt                $  20,950   $  19,460
      Accounts payable                                    15,574      14,175
      Dividends payable                                    1,539       1,171
      Accrued interest                                     2,475       2,553
      Customers' deposits                                    468         399
      Current income taxes payable                         6,098       4,126
                                                							 --------    --------
       	 Total other current liabilities               $  47,104   $  41,884
							                                                 --------    --------
       	 Total current liabilities                     $  47,104   $  41,884
							                                                 --------    --------

REGULATORY AND OTHER LONG-TERM LIABILITIES:
    Deferred income taxes - Seabrook                   $  13,552   $  13,995
    Other accumulated deferred income taxes               57,005      55,827
    Maine Yankee decommissioning liability                44,044      46,041
    Deferred gain on asset sale                           27,103      29,357
    Other regulatory liabilities                          10,658       9,872
    Unamortized investment tax credits                     1,522       1,592
    Accrued pension and postretirement benefit costs      11,967      11,301
    Other long-term liabilities                           13,934      13,325
                                                							 --------    --------
     Total regulatory and other long-term liabilities  $ 179,785   $ 181,310
                                                							 --------    --------
       	Total Stockholders' Investment and Liabilities $ 531,559   $ 543,950
                                                							 ========    ========

See notes to the consolidated financial statements.


                 		    BANGOR HYDRO-ELECTRIC COMPANY
            	    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                       			   000's Omitted
                       			    (Unaudited)

                                                							 June 30,    Dec. 31,
                                                							   2000        1999
                                               							 ---------   ---------
COMMON STOCK INVESTMENT
    Common stock, par value $5 per share-              $  36,817   $  36,817
       Authorized -- 10,000,000 shares
       Outstanding -- 7,363,424 shares in 2000 and 1999
    Amounts paid in excess of par value                   58,721      58,890
    Retained earnings                                     39,213      37,015
                                               							 ---------   ---------
              		Total common stock investment          $ 134,751   $ 132,722
                                               							 ---------   ---------
PREFERRED STOCK
    Non participating, cumulative, par value $100 per share,
       authorized 600,000 shares, not redeemable or
       redeemable solely at the option of the issuer-
	  7%, Noncallable, 25,000 shares,
	            authorized and outstanding                $   2,500   $   2,500
	  4.25%, Callable at $100, 4,840 shares,
	            authorized and outstanding                      484         484
	  4%, Series A, Callable at $110, 17,500 shares,
	            authorized and outstanding                    1,750       1,750
                                               							 ---------   ---------
              		Total preferred stock                  $   4,734   $   4,734
                                               							 ---------   ---------
LONG-TERM DEBT
   First Mortgage Bonds-
       	10.25%  Series due 2020                        $  30,000   $  30,000
       	 8.98%  Series due 2022                           20,000      20,000
       	 7.38%  Series due 2002                           20,000      20,000
       	 7.30%  Series due 2003                           15,000      15,000
							                                                ---------   ---------
       	     Total first mortgage bonds                $  85,000   $  85,000
							                                                ---------   ---------
   Other Long-Term Debt-
	Finance Authority of Maine - Taxable Electric Rate
	  Stabilization Revenue Notes,
       	  7.03% Series 1995A, due 2005                 $  86,600   $ 100,600
	Medium Term Notes, Variable interest rate-
       	  LIBO Rate plus 1.125%, due 2002                 14,535      17,160
							                                                ---------   ---------
                                          						       $ 101,135   $ 117,760

       	  Less:  Current portion of long-term debt        20,950      19,460
						                                               	 ---------   ---------
             Total other long-term debt                $  80,185   $  98,300
							                                                ---------   ---------
              		Total long-term debt                   $ 165,185   $ 183,300
                                               							 ---------   ---------
              		   Total Capitalization                $ 304,670   $ 320,756
                                               							 =========   =========
See notes to the consolidated financial statements.


                				   BANGOR HYDRO-ELECTRIC COMPANY
        			       CONSOLIDATED STATEMENTS OF CASH FLOWS
					                        000's Omitted
                     					    (Unaudited)
                                                                    						      Six Months Ended
										                                                                     June 30,    June 30,
										                                                                      	2000        1999
                                                                 										     ---------   ---------
Cash Flows From Operating Activities:
  Net income                                                                 $   5,277   $   7,664
    Adjustments to reconcile net income to net cash
      from operating activities:
	Depreciation and amortization                                                   4,370       4,866
	Amortization of Seabrook Nuclear Project                                          850         850
	Amortization of contract buyouts and restructuring                             11,033      10,401
	Amortization of deferred asset sale gain                                       (2,172)          -
	Other amortizations                                                             1,212       1,112
	Allowance for equity funds used during construction                                93        (301)
	Deferred income tax provision and amortization of investment tax credits       (4,615)      4,335
    Changes in assets and liabilities:
	Costs to restructure purchased power contract                                    (500)       (599)
	Deferred standard-offer service costs                                            (541)          -
	Deferred incremental Maine Yankee costs                                           808         564
	Deferred costs associated with generation asset sale                                -      (3,363)
	Exercise of PERC warrants-cash paid in lieu of issuing shares                  (1,365)          -
	Payment received related to terminated purchased power contract                     -       1,750
	Accounts receivable, net and unbilled revenue                                   5,946         467
	Accounts payable                                                                1,399       1,557
	Accrued interest                                                                  (78)       (311)
	Current and deferred income taxes                                               3,884       1,962
	Accrued postretirement benefit costs                                              943         396
	Other current assets and liabilities, net                                         436       1,319
	Other, net                                                                       (828)       (968)
										                                                                    ---------   ---------
Net Increase in Cash From Operating Activities:                              $  26,152   $  31,701
                                                               										     ---------   ---------
Cash Flows From Investing Activities:
  Construction expenditures                                                  $  (6,599)  $  (9,899)
  Asset sale proceeds                                                                -      79,588
  Allowance for borrowed funds used during construction                             79          69
                                                               										     ---------   ---------
Net (Decrease) Increase in Cash From Investing Activities                    $  (6,520)  $  69,758
                                                               										     ---------   ---------
Cash Flows From Financing Activities:
  Dividends on common stock                                                  $  (2,578)  $       -
  Dividends on preferred stock                                                    (133)       (559)
  Payments on long-term debt                                                   (16,625)    (61,208)
  Short-term debt, net                                                               -     (12,000)
										                                                                    ---------   ---------
Net Decrease in Cash From Financing Activities                               $ (19,336)  $ (73,767)
										                                                                    ---------   ---------
Net Increase in Cash and Cash Equivalents                                    $     296   $  27,692
Cash and Cash Equivalents at Beginning of Period                                15,691       2,946
										                                                                    ---------   ---------
Cash and Cash Equivalents at End of Period                                   $  15,987   $  30,638
										                                                                    =========   =========
Cash Paid During the Six Months For:
     Interest (Net of Amount Capitalized)                                    $   8,239   $  11,233
     Income Taxes                                                                4,215         179
										                                                                    =========   =========
See notes to consolidated financial statements.

                     		   BANGOR HYDRO-ELECTRIC COMPANY
            CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT
                             			 000's Omitted
                              			 (Unaudited)



                                      				       Amounts                Total
                               					             Paid in                Common
                              				    Common    Excess of  Retained     Stock
                             				     Stock    Par Value  Earnings   Investment

BALANCE DECEMBER 31, 1998            $36,817    $59,054    $22,993    $118,864
Net income                                 -          -      7,664       7,664
Cash dividends declared on-
  Preferred stock                          -          -       (527)       (527)
  Common stock                             -          -     (1,105)     (1,105)
Other                                      -          -        (30)        (30)
Exercise of warrants-cash paid
  in lieu of issuing shares                -        (84)          -        (84)
                            				  ---------- ---------- ----------------------
BALANCE JUNE 30, 1999                $36,817    $58,970    $28,995    $124,782
                            				  ========== ========== ======================
BALANCE DECEMBER 31, 1999            $36,817    $58,890    $37,015    $132,722
Net income                                 -          -      5,277       5,277
Cash dividends declared on-
  Preferred stock                          -          -       (133)       (133)
  Common stock                             -          -     (2,946)     (2,946)
Exercise of warrants-cash paid
  in lieu of issuing shares                -       (169)          -       (169)
                            				  ---------- ---------- ----------------------
BALANCE JUNE 30, 2000                $36,817    $58,721    $39,213    $134,751
                            				  ========== ========== ======================

See notes to the consolidated financial statements.


                 		 BANGOR HYDRO-ELECTRIC COMPANY
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 		       JUNE 30, 2000
                 		       -------------
                        			(Unaudited)


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

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the periods ended June 30, 2000 and 1999.

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

(2)  INCOME TAXES:

The following table reconciles a provision calculated by
multiplying income before federal income taxes by the statutory federal income tax rate to the federal income tax provision:
                                   					  Six Months Ended June 30,
					                                        2000           1999
                                     					Amount    %     Amount   %
                                    					   (Dollars in Thousands)
Federal income tax provision
     at statutory rate                   $3,033  35.0   $4,427   35.0
Less permanent reductions
     in tax expense resulting
     from statutory exclusions
     from taxable income                   (49)  (.6)     (86)   (.7)
                                   					------  ----   ------   ----
Federal income tax provision before
     effect of temporary differences
     and investment tax credits          $2,984  34.4   $4,341   34.3
Less temporary differences that
     are flowed through for rate-
     making and accounting purposes       (143) (1.6)    (248)  (2.0)
Less utilization and amortization
     of investment tax credits             (69)  (.8)     (95)   (.8)
                                   					------  ----   ------   ----
Federal income tax provision            $2,772  32.0   $3,998   31.5
                                   					======  ====   ======   ====


(3)  INVESTMENT IN JOINTLY OWNED FACILITIES:

Condensed financial information for Maine Yankee Atomic Power Company (Maine Yankee), Maine Electric Power Company, Inc. (MEPCO), Bangor-Pacific Hydro Associates (BPHA), Chester SVC Partnership (Chester) and Bangor Gas Company, LLC (Bangor Gas) is as follows:


                              				    MAINE YANKEE          MEPCO
                        			      (Dollars in Thousands - Unaudited)
                              				 Operations for Six Months Ended
                      			       -------------------------------------
                    			       June 30,  June 30,   June 30,  June 30,
                            				 2000      1999       2000      1999
OPERATIONS:                    --------  --------   --------  --------
  As reported by investee-
   Operating revenues          $ 29,121  $ 34,553   $   1,773 $  1,409
                     			       ========  ========   ========  ========
  Earnings applicable to
    common stock               $  2,337  $  2,520   $    570  $  3,195
                     			       ========  ========   ========  ========
 Company's reported equity-
   Equity in net income        $    164  $    176   $     81  $    454
    Add(Deduct)-Effect of
    adjusting Company's
    estimate to actual               (5)     (260)        21       (23)
                     			       --------  --------   --------  --------
  Amounts reported by Company  $    159  $    (84)   $   102  $    431
                           				========  ========   ========  ========

                              				 MAINE YANKEE            MEPCO
                     			       (Dollars in Thousands - Unaudited)
                          				       Financial Position at
                     			    ---------------------------------------
                       			    June 30,  Dec. 31,   June 30,  Dec. 31,
                      			      2000       1999       2000       1999
FINANCIAL POSITION:         --------- ---------  ---------  --------
As reported by investee-
  Total assets             $  997,984 $1,091,950  $  5,620  $  8,067
  Less-
   Preferred stock             15,000     15,000         -         -
   Long-term debt              45,600     54,000         -         -
   Other liabilities and
     deferred credits         864,769    947,972     1,371     4,339
			                        ----------  ---------  --------  --------
  Net assets               $   72,615 $   74,978  $  4,249  $  3,728
                     			   ========== ==========  ========  ========
Company's reported equity-
  Equity in net assets     $    5,083 $    5,248  $    603  $    529
   Add(Deduct)- Effect
   of adjusting Company's
   estimate to actual              14         19       (12)        1
                     			   ---------- ----------  --------  --------
Amounts reported by Co.    $    5,097 $    5,267  $    591  $    530
                     			   ========== ==========  ========  ========




                      				          BPHA                  Chester
                			          -------------------    ------------------
                     			      	(Dollars in Thousands - Unaudited)
                     				       Operations for Six Months Ended
                			         ------------------------------------------
               			             June 30,   June 30,   June 30,  June 30,
                       			       2000       1999       2000      1999
                			          ---------  ---------  --------- ---------
OPERATIONS:
As reported by investee-
 Operating revenues           $     -    $ 3,956    $ 2,115   $ 2,137
			                           =======    =======    =======   =======
 Net Income                   $     -    $ 1,646    $     -   $     -
			                           =======    =======    =======   =======
Company's reported equity
 in net income                $     -    $   823    $     -   $     -
                     			      =======    =======    =======   =======

                            		  		      Financial Position at
                 			           June 30,  Dec. 31,   June 30,  Dec. 31,
                  			           2000       1999      2000       1999
                      			     ---------  --------  ---------  --------
FINANCIAL POSITION:
As reported by investee-
  Total assets               $      -   $     -   $ 24,691   $25,302
  Less-
   Long-term debt                   -         -     22,880    23,471
   Other liabilities                -         -      1,811     1,831
			                           -------   -------   --------   -------
  Net assets                 $      -   $     -   $      -   $     -
                     			      =======   =======   ========   =======
Company's reported equity
  in net assets              $      -   $     -   $      -   $     -
                     			      =======   =======   ========   =======

     As discussed in the 1999 Form 10-K, the Company owns 7% of the common stock of Maine Yankee, which owns and, prior to its permanent closure in 1997, operated an 880 megawatt nuclear generating plant (the Plant) in Wiscasset, Maine. Pursuant to a contract with Maine Yankee, the Company is obligated to pay its pro rata share of Maine Yankee's operating expenses, including decommissioning costs.


On May 4, 2000, Maine Yankee notified its decommissioning operations contractor, Stone & Webster Engineering Corporation (Stone & Webster), that it was terminating the decommissioning operations contract pursuant to the terms of the contract. Stone & Webster subsequently notified Maine Yankee that it was disputing Maine Yankee's grounds for terminating the contract. On May 8, 2000, Stone & Webster announced that it had signed a letter of intent with Jacobs Engineering Group, Inc. (Jacobs), regarding a proposed transaction in which Jacobs would acquire substantially all of Stone & Webster's assets in exchange for an immediate credit facility and other consideration, including cash and stock. Stone & Webster said that the credit facility was intended to enable it to address its liquidity difficulties and continue to operate its businesses until the asset sale was completed. Stone & Webster also announced that it intended to seek bankruptcy court approval of the asset sale and credit agreement.

On June 2, 2000, Stone & Webster filed a voluntary petition under
Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. By Sale Order dated July 13, 2000, the Bankruptcy Court approved the sale of substantially all of Stone & Webster's assets to the successful bidder in the Chapter 11 sale, The Shaw Group, Inc.
(Shaw), for cash, stock, and the assumption of certain liabilities of Stone & Webster, and the earlier agreement with Jacobs was terminated. Stone & Webster reported that the Shaw transaction was effectively closed on July 14, 2000, and that it would continue to operate as a Debtor-in-Possession subject to the supervision and orders of the Bankruptcy Court.

As previously reported, on May 10, 2000, Maine Yankee entered into an interim agreement with Stone & Webster in order to allow decommissioning work to continue and avoid the adverse consequences of an abrupt or inefficient demobilization from the Plant site. After obtaining assignments of several subcontracts from Stone & Webster and upon termination of the interim agreement on July 1, Maine Yankee at least temporarily assumed the general contractor role, utilizing a reduced number of Stone & Webster personnel under a revised interim agreement that expires on September 30, 2000. The decommissioning of the Plant site is progressing, with major emphasis being directed to maintaining the schedule on critical-path projects such as construction of the independent spent fuel storage and preparation of the Plant's reactor vessel for eventual shipment to an off-site disposal facility.

On June 30, 2000, Federal Insurance Company (Federal), which provided performance and payment bonds in the amount of $37.6 million each in connection with the decommissioning operations contract, filed a Complaint for Declaratory Judgement against Maine Yankee in the United States Bankruptcy Court for the District of Delaware. The complaint alleges that Maine Yankee improperly terminated the decommissioning operations contract with Stone & Webster and failed to give proper notice of termination to Federal under the contract, and that Federal therefore had no further obligations under the bonds. Maine Yankee believes that its termination of the decommissioning operations contract was proper, but cannot predict the outcome of the litigation.

Maine Yankee is evaluating all available long-term alternatives for and efficiently completing the decommissioning of the Plant site, including the possibilities of contracting with a new decommissioning operations contractor or assuming that function itself on a long-term basis. However, Maine Yankee cannot predict at this point what affect the financial difficulties of Stone & Webster and the termination of its decommissioning operations agreement with Maine Yankee will have on the cost or schedule of the decommissioning project.

	 As discussed in the 1999 Form 10-K, the Company sold its wholly-owned subsidiary, Penobscot Hydro Co., Inc., which held a 50% ownership interest in BPHA, in July 1999.

	 At June 30, 2000, and December 31, 1999, the Company's wholly owned subsidiary, Penobscot Natural Gas Company (Penobscot Gas), had a $123,000 and $328,000 equity investment in Bangor Gas, respectively and recorded equity losses in Bangor Gas of approximately $205,000 and $112,000 for the six months ended June 30, 2000 and 1999, respec-tively. At June 30, 2000 and December 31, 1999, Bangor Gas' total assets, principally construction work in progress, amounted to $21.1 million and $12.5 million, respectively.

	As discussed in the 1999 Form 10-K, the Company announced in late 1999 that it no longer intended to participate in the Bangor Gas Company, LLC (Bangor Gas) joint venture and intended to sell its joint venture interest.
On July 13, 2000, the Company and Penobscot Natural Gas Company (Penobscot
Gas), the Company's wholly-owned subsidiary which owned a 50% interest in Bangor Gas, completed a stock purchase agreement to sell the Company's interest in Penobscot Gas to Sempra Energy (Sempra). Sempra had owned the other 50% interest in Bangor Gas. A one-time gain on the sale of Penobscot Gas of approximately $1.2 million will be recognized in the third quarter of 2000.
The consummation of this sale has no impact on the Company's proposed merger agreement with Emera Inc. (See Note 5).

(4)  EARNINGS PER SHARE:

      The following table reconciles basic and diluted earnings per common share assuming all stock warrants were converted to common shares.

              		      (Amounts in 000's, except per share data)
             	 	      For the Three Months   For the Six Months
                       			     Ended               Ended
                		      --------------------  --------------------
                		       June 30,  June 30,    June 30,  June 30,
                       			 2000      1999        2000      1999
                		       -------- --------     --------  --------
Earnings applicable
  to common stock     $  1,272  $  3,174     $  5,144  $  7,107
              		      --------  --------     --------  --------
Average common
  shares outstanding     7,363     7,363        7,363     7,363
Plus: incremental
  shares from assumed
  conversion               857       949          873       944
              		      --------  --------     --------  --------
Average common shares
  outstanding plus
  assumed warrants
  converted              8,220     8,312        8,236     8,307
              		      --------  --------     --------  --------
Basic earnings
  per common share    $    .17   $   .43     $    .70   $   .97
              		      ========   =======     ========   =======
Diluted earnings
  per common share    $    .15   $   .38     $    .62   $   .86
              		      ========   =======     ========   =======


(5) PROPOSED MERGER AGREEMENT WITH EMERA:

On June 29, 2000, the Company entered into a definitive merger agreement with Emera of Halifax, Nova Scotia, pursuant to which Emera will acquire all of the outstanding shares of common stock of the Company for US$26.50 per share in cash. After the closing of the merger, each of the Company's outstanding warrants to purchase common stock will entitle the holder to receive US$26.50 in cash, less the exercise price. For a discussion of the common stock warrants, see the notes to the consolidated financial statements in the 1999 Form 10-K. The equity market value of the transaction is approximately $206 million. The transaction will take the form of a merger of the Company with a U.S. corporate subsidiary to be formed by Emera. Upon completion of the merger, the Company will be a wholly-owned subsidiary of Emera. The Company's outstanding debt and preferred stock will not be affected by the transaction.

The transaction is subject to a number of approvals, including the approval of the Company's shareholders and regulatory approvals from the Maine Public Utilities Commission, the Federal Energy Regulatory Commission, and the Securities and Exchange Commission. Receipt of the approvals necessary for closing is expected to take 9 to 12 months.

(6)  PURCHASED POWER CONTRACT OBLIGATIONS -

	Under Chapter 307 of Maine's electric utility industry restructuring law, the Company was required to sell all of the energy and capacity associated with its six purchased power contracts. In late 1999 the Company selected Morgan Stanley Dean Witter & Co., subsidiary Morgan Stanley Capital Group, Inc., (Morgan Stanley) as the winning bidder for this energy and capacity. The Company, though still maintains all obligations to the small power producers under the power purchase contracts. These obligations are not presently recorded on the Company's balance sheet and are being charged to expense as incurred in accordance with generally accepted accounting principles. Included in the Company's rates, effective March 1, 2000, are expenses associated with the estimated annual costs under these contracts, net of the estimated amounts to be received from the resale of the power to Morgan Stanley. The net present value of the estimated future purchased power costs under the contracts, net of estimated revenues to be realized associated with the resale of the power amounted to approximately $131.6 million as of June 30, 2000.

(7) IMPLEMENTATION OF COMPETITION IN THE ELECTRIC UTILITY INDUSTRY -

	In connection with the state of Maine's electric industry restructuring law, effective March 1, 2000, consumers of electricity have the right to purchase generation services directly from competitive electricity suppliers. The Company's electric rates were changed effective March 1, as well, to reflect the Company's revenue requirement as a transmission and distribution utility, including the recovery of stranded costs. The electric utility industry restructuring and the Company's associated rate proceedings at MPUC are discussed in more detail in the 1999 Form 10-K.

	As discussed in the 1999 Form 10-K, the restructuring law also provided for a standard-offer service being available for all customers who do not choose to purchase energy from a competitive supplier starting March 1, 2000. As a result of the bids from competitive energy suppliers to provide energy under the standard- offer service being higher than anticipated, and as ordered by the MPUC, the Company assumed the responsibility of being the standard-offer service provider starting March 1, 2000 for a one-year period. At the end of this period, it is anticipated that the Company will no longer be the standard-offer service provider, although this is dependent upon the level of future bids from competitive energy suppliers to serve the standard-offer load and MPUC approvals. The MPUC established the schedule of rates the Company may charge for this service starting March 1, 2000.

	The Company has entered into arrangements with third parties to purchase the energy to serve the standard-offer customers. The Company is allowed by the MPUC to defer the difference between revenues realized from the standard-offer sales and the costs incurred to provide this service, including carrying costs on the deferred balance. As a result of this reconciliation mechanism, standard-offer related revenues and expenses do not have any impact on the Company's earnings, although they do result in increases in both categories in the Company's consolidated statements of income. The deferred amount will be recovered from/returned to customers in a future rate proceeding. Since March 1, 2000, when new rates went into effect, the Company has recorded a regulatory asset of $.5 million related to the excess of costs over revenues incurred in connection with the standard-offer service. This amount is included in Other regulatory assets on the Consolidated Balance Sheets at June 30, 2000.

(8) RECLASSIFICATIONS:

	Certain 1999 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended June 30, 2000.



                		 BANGOR HYDRO-ELECTRIC COMPANY




      	    FORM 10-Q FOR PERIOD ENDING JUNE 30, 2000




                      			      PART II





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------
	The Company held its annual meeting of stockholders on May 17, 2000. The only matter submitted to a vote was the election of three Class II Directors for terms ending in 2003. The following persons were elected to fill those positions pursuant to the corresponding tabulations of votes:

                         				 Total Vote For        Total Vote Withheld
                         				 --------------        -------------------
Robert S. Briggs                    544,150                      7,754
William C. Bullock, Jr.             544,317                      7,587
Joseph H. Cyr                       544,141                      7,763

	The terms of the following Directors, members of Class I and Class III, continued after the annual meeting:

	Jane J. Bush
	David M. Carlisle
	Marion M. Kane
	Norman A. Ledwin
	Carroll R. Lee
	James E. Rier, Jr.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------
	EXHIBITS: None.
	--------

	REPORTS ON FORM 8-K: None.
	-------------------



		               BANGOR HYDRO-ELECTRIC COMPANY

	           FORM 10-Q FOR PERIOD ENDED JUNE 30, 2000




	The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.




                   			     SIGNATURE


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           					        BANGOR HYDRO-ELECTRIC COMPANY
                                  			   			    (Registrant)



                                					      /s/ Frederick S. Samp
Dated:  August 10, 2000                 ____________________________
                                      						Frederick S. Samp
                                  					 Vice President - Finance & Law
                                  					  (Chief Financial Officer)