Form 10-Q
period 2000-09-30
BANGOR HYDRO ELECTRIC CO
filed 2000-11-14
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
		               WASHINGTON, D.C.  20549

                  			    FORM 10-Q

	     QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
      		15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended SEPTEMBER 30, 2000       Commission File No. 0-505
              		      ------------------                           -----


     		        BANGOR HYDRO-ELECTRIC COMPANY
		            -------------------------------
	(Exact Name of Registrant as specified in its Charter)


	      MAINE                                   01-0024370
-------------------------------                -----------------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)                Identification No.)


    33 STATE STREET, BANGOR, MAINE                04401
----------------------------------------       ----------
(Address of Principal Executive Offices)       (Zip Code)


Registrant's Telephone Number, including Area Code    207-945-5621
                                  						             ------------

                      				 NONE
-------------------------------------------------------------------
	   Former Name, Former Address and Former Fiscal Year,
		       if Changed Since Last Report


  	Outstanding Common Stock, $5 Par Value - 7,363,424 Shares
	                 		   September 30, 2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




			 Yes   X        No ____
        ----



                      			FORM 10-Q

              	FOR THE QUARTER ENDED SEPTEMBER 30, 2000



PART I - FINANCIAL INFORMATION

                                                							   PAGE

Cover Page                                                   1

Index                                                        2

Consolidated Statements of Income                            3

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                         4

Consolidated Balance Sheets - September 30, 2000 and
  December 31, 1999                                         37

Consolidated Statements of Capitalization                   39

Consolidated Statements of Cash Flows                       40

Consolidated Statements of Common Stock Investment          41

Notes to the Consolidated Financial Statements              42


PART II - OTHER INFORMATION                                 56

Item 6 - Exhibits and Reports on Form 8-K                   57

Signature Page                                              58





            		       BANGOR HYDRO-ELECTRIC COMPANY
             		   CONSOLIDATED STATEMENTS OF INCOME
             		000's Omitted Except Per Share Amounts
                      			   (Unudited)
                                       						    Three Months Ended      Nine Months Ended
                                        						   Sept. 30,  Sept. 30,   Sept. 30,   Sept. 30,
                                       						      2000       1999       2000        1999
						                                            --------   --------  ---------   ----------
ELECTRIC OPERATING REVENUES                       $ 58,641   $ 51,452   $ 157,325   $   148,973
                                        						    --------   --------  ---------   ----------
OPERATING EXPENSES:
    Fuel for generation and purchased power       $ 32,568   $ 23,183   $  79,965   $    60,535
    Other operation and maintenance                  9,956      7,875      28,748        26,104
    Depreciation and amortization                    2,461      1,697       6,831         6,563
    Amortization of Seabrook Nuclear Unit              424        424       1,274         1,274
    Amortization of contract buyouts
       and restructuring                             5,639      5,200      16,672        15,601
    Amortization of deferred asset sale gain        (2,095)         -      (4,267)            -
    Taxes -
       Property and payroll                          1,145      1,133       3,742         4,106
       State income                                    454        446         954         1,318
       Federal income                                1,554      2,163       3,912         5,753
                                        						    --------   --------  ---------   ----------
                                          						  $ 52,106   $ 42,121   $ 137,831   $   121,254
                                        						    --------   --------  ---------   ----------
OPERATING INCOME                                  $  6,535   $  9,331   $  19,494   $    27,719
                                        						    --------   --------  ---------   ----------
OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                        $    153   $   (382)  $      60   $       (81)
    Other, net of applicable income taxes              929        438       1,855         1,219
                                        						    --------   --------  ---------   ----------
                                          						  $  1,082   $     56   $   1,915   $     1,138
                                           			    --------   --------  ---------   ----------
INCOME BEFORE INTEREST EXPENSE                    $  7,617   $  9,387   $  21,409   $    28,857
                                        						    --------   --------  ---------   ----------
INTEREST EXPENSE:
    Long-term debt                                $  3,649   $  4,120   $  11,588   $    14,993
    Other                                              178        238         675         1,102
    Allowance for borrowed funds used
       during construction                            (150)        (8)        (71)           61
                                         					    --------   --------  ---------   ----------
                                          						  $  3,677   $  4,350   $  12,192   $    16,156
                                        						    --------   --------  ---------   ----------
NET INCOME                                        $  3,940   $  5,037   $   9,217   $    12,701
DIVIDENDS ON PREFERRED STOCK                            66        279         199           836
                                        						    --------   --------  ---------   ----------
EARNINGS APPLICABLE TO COMMON STOCK               $  3,874   $  4,758   $   9,018   $    11,865
                                        						    ========   ========   =========  ==========
WEIGHTED AVERAGE NUMBER OF SHARES                    7,363      7,363       7,363         7,363
                                        						    ========   ========   =========  ==========
EARNINGS PER COMMON SHARE,
    Basic                                         $      .53 $      .65 $      1.22 $      1.61
    Diluted                                              .46        .57        1.08        1.42
                                          						    ========   ========   =========  ==========
DIVIDENDS DECLARED PER COMMON SHARE               $      .20 $      .15 $       .60 $       .30
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

EARNINGS

	For the quarters ended September 30, 2000 and 1999 basic earnings per common share were $.53 and $.65, respectively. The difference in earnings from the same quarter in 1999 is in large part attributable to new rates implemented by order of the Maine Public Utilities Commission (MPUC) effective March 1, 2000 that reflect a lower authorized return on equity of 11% in Maine's restructured electric industry. Also affecting third quarter 2000 earnings were costs billed to the Company associated with transmission constraints in New England ($.07 per common share after taxes). Earnings were positively impacted in the third quarter of 1999 by a gain on the sale of a subsidiary as part of the mandatory divestiture of generation assets (See the 1999 Form 10-K for a more complete discussion) and a one-time income tax benefits related to the utilization of investment tax credits and adjustments to the 1998 tax returns filed in September of 1999. The gain on sale of subsidiary and one-time tax benefits resulted in a $.10 increase in basic earnings per common share in the 1999 quarter. Total revenues and expenses for the quarters ended September 30, 2000 and 1999 are difficult to compare because of accounting changes ordered by the MPUC in it's rate order and because of changes associated with the introduction of retail competition for energy providers effective March 1, 2000. Earnings in the third quarter of 2000 were benefited by a gain on sale of a Company subsidiary which resulted in a $.10 per common share benefit to earnings after taxes. For a more complete discussion of this sale see the section on Current Important Activities below.


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

The transaction is subject to a number of approvals, including the approval of Bangor Hydro's shareholders, which was accomplished on October 24, 2000, and regulatory approvals from the MPUC, the Federal Energy Regulatory Commission (FERC), and the Securities and Exchange Commission. Receipt of the approvals necessary for closing is expected to take 9 to 12 months.

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

	As discussed in the 1999 Form 10-K, the restructuring law also provided for a standard-offer service being available for all customers who do not choose to purchase energy from a competitive supplier starting March 1, 2000. As a result of the bids from competitive energy suppliers to provide energy under the standard- offer service being higher than anticipated, and as ordered by the MPUC, the Company assumed the responsibility of being the standard-offer service provider starting March 1, 2000 for a one-year period. At the end of this period, it is anticipated that the Company will no longer be the standard-offer service provider, although this is dependent upon the level of future bids from competitive energy suppliers to serve the standard-offer load and MPUC approvals. The MPUC established the schedule of rates the Company could charge for this service starting March 1, 2000.

	The Company has entered into arrangements with third parties to purchase the energy to serve the standard-offer customers. The Company is allowed by the MPUC to defer the difference between revenues realized from the standard-offer sales and the costs incurred to provide this service, including carrying costs on the deferred balance. As a result of this reconciliation mechanism, standard-offer related revenues and expenses do not have any impact on the Company's earnings, although they do result in increases in both categories in the Company's consolidated statements of income. The deferred amount will be recovered from/returned to customers in a future rate proceeding. Since March 1, 2000, when new rates went into effect, the costs of providing the standard offer service have significantly exceeded the revenues realized from customers, and consequently, the Company has recorded a regulatory asset of $5.7 million as of September 30, 2000 (which is included in Other regulatory assets on the Consolidated Balance Sheets). The excess of costs is due principally to unusually high purchased power costs for one day in May 2000, which is discussed below, and higher than anticipated spot energy market prices in the summer of 2000. As a result of the growth in the balance of this regulatory asset, the MPUC approved standard offer service rate increases for customers in each of August and October 2000. These rate increases were necessitated to avoid a deficiency in standard offer service revenues that the Company projected would otherwise result based on actual costs already incurred and projected costs through February 2001.

BANGOR GAS INVESTMENT - As discussed in the 1999 Form 10-K, the Company announced in late 1999 that it no longer intended to participate in the Bangor Gas Company, LLC (Bangor Gas) joint venture and intended to sell its joint venture interest. On July 13, 2000, the Company and Penobscot Natural Gas Company (Penobscot Gas), the Company's wholly-owned subsidiary which owned a 50% interest in Bangor Gas, completed a stock purchase agreement to sell the Company's interest in Penobscot Gas to Sempra Energy (Sempra). Sempra had owned the other 50% interest in Bangor Gas. As previously discussed, a one-time gain on the sale of Penobscot Gas of approximately $1.2 million was recognized in the third quarter of 2000 and is included as a component of Other Income in the Consolidated Statements of Income for the quarter ending September 30, 2000. The completion of this sale has no impact on the previously discussed proposed merger agreement with Emera.

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

On May 10, 2000, Maine Yankee entered into an interim agreement with Stone & Webster in order to allow decommissioning work to continue and avoid the adverse consequences of an abrupt or inefficient demobilization from the Plant site. After obtaining assignments of several subcontracts from Stone & Webster and upon termination of the interim agreement on July 1, 2000, Maine Yankee, at least temporarily, assumed the general contractor role, utilizing a reduced number of Stone & Webster personnel under a revised new interim agreement. The decommissioning of the Plant site is progressing, with major emphasis being directed to maintaining the schedule on critical-path projects such as construction of the independent spent fuel storage and preparation of the Plant's reactor vessel for eventual shipment to an off-site disposal facility.

On June 30, 2000, Federal Insurance Company (Federal), which provided performance and payment bonds in the amount of approximately $37.6 million each in connection with the decommissioning operations contract, filed a Complaint for Declaratory Judgement against Maine Yankee in the United States Bankruptcy Court for the District of Delaware, which was subsequently transferred to the United States District Court in Maine. The Complaint, which seeks a declaration that Federal has no obligation to pay Maine Yankee under the bonds, alleges that Maine Yankee improperly terminated the decommissioning operations contract with Stone & Webster and failed to give proper notice of termination to Federal under the contract, and that Federal therefore had no further obligations under the bonds. Maine Yankee has filed both a counterclaim against Federal in the District Court seeking recovery up to the penalty amounts of the bonds and a proof of claim against Stone & Webster in the Bankruptcy Court seeking recovery of all additional costs resulting from the termination of the Stone & Webster contract. Maine Yankee believes that its termination of the decommissioning operations contract was proper, but cannot predict the outcome of the litigation.

Maine Yankee is evaluating all available long-term alternatives for safely and efficiently completing the decommissioning of the Plant site, including the possibilities of contracting with a new decommissioning operations contractor or assuming that function itself on a long-term basis. Maine Yankee expects to complete its review of proposals from prospective successor contractors and select a new contractor, if that is the alternative chosen, by the end of the year. However, Maine Yankee cannot predict at this time what affect the financial difficulties of Stone & Webster and the termination of its decommissioning operations contract with Maine Yankee will have on the cost or schedule of the decommissioning project.

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

MAINE YANKEE REPLACEMENT POWER COSTS - As discussed in the 1999 Form 10-K, under the Maine Yankee settlement agreement, the Maine owners of Maine Yankee are required, for the period from March 1, 2000 through December 1, 2004, to hold Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee board of directors that served as a basis for the plant shutdown decision, up to a maximum cumulative amount of $41 million. The Company's share of that amount would be $5.74 million for the period. During the period March 1 through December 31, 2000, the Company expects to accumulate about $1.7 million as credit against future potential liabilities.

In October 2000, the MPUC staff advised the Maine owners that they could not use the two-year entitlement auction price to satisfy the replacement power test required as part of the settlement of Maine Yankee for 2001. If the Maine owners are required to use a current wholesale market index for energy purchases as a benchmark for the replacement power test, the Company could be liable for a significant amount of excess replacement power costs for the 2001 test. Depending upon future wholesale market indices, it is possible that the Company could be liable for some or all of the $5.74 million maximum liability at the end of December 2004. The Company cannot predict the outcome of this issue with the MPUC, and consequently no liability has been recorded as of September 30, 2000. The Company will continue its efforts to mitigate liability.

LOSS OF MAJOR CUSTOMER - On August 22, 2000, HoltraChem Manufacturing Company (HoltraChem) announced that it would be ceasing production at its Orrington, Maine manufacturing facility on September 15, 2000 and would close the facility by mid-October of 2000. HoltraChem, a manufacturer of caustic soda and chlorine, has been a major user of the Company's transmission and distribution services, and before the restructuring of the electric utility industry in Maine in March 2000, was a major purchaser of energy from the Company.

For the 12 months ended June 30, 2000, the Company earned approximately $1.6 million pre-tax associated with the provision of transmission and distribution services to HoltraChem, or approximately 7% of the Company's total pre-tax income during that period. The Company has no current plans to seek authorization for any rate adjustments from the MPUC to account for the loss of revenues from HoltraChem. The Company has, however, already announced its intention to file a comprehensive rate plan with the MPUC following completion of its pending merger with Emera. Such a rate plan would address the loss of revenues from HoltraChem.

REVENUES

With the previously discussed implementation of competition in the electric utility industry starting March 1, 2000, and excluding the standard-offer service, the Company is no longer selling electricity to customers.
The Company's transmission and distribution (T&D) and stranded cost charges to customers, though, continue to be based on customers' electricity usage measured in kilowatt-hours (KWH). Consequently, discussion related to electric operating revenues will continue to have a KWH sales component.

Electric operating revenue increased by $7.2 million in the third quarter of 2000. The increase is due to several factors. Other revenues (not attributable to KWH sales) were approximately $9.7 million greater in the 2000 quarter as compared to 1999 due principally to two factors. First, as a result of the previously discussed deferral mechanism for the standard-offer service revenues and costs, the Company recorded additional revenue of $5.1 million in the third quarter of 2000 to recognize the standard-offer service expenses in excess of revenues. Off-system sales, which are sales related to power pool and interconnection agreements and resales of purchased power, were approximately $2.8 million higher in the 2000 quarter as a result of the Company's requirement to resell the capacity and energy from its six purchased power contracts pursuant to Chapter 307 of Maine's 1997 law restructuring the State's electric industry (See the 1999 Form 10-k for a more complete discussion). Also, primarily as a result of electric generators in the Company's service territory wheeling power over the Company's transmission lines and out of its service territory, the Company recorded approximately $741,000 in higher transmission wheeling revenues in the third quarter of 2000 as compared to the third quarter of 1999.

Total electric operating revenues attributable to KWH sales were $2.5 million lower in the third quarter of 2000 than in the third quarter of 1999. Total T&D and stranded cost related KWH sales were 3.5% or 16.6 million
KWH's lower in the third quarter of 2000 as compared to the 1999 quarter, largely attributable to reduced sales to the Company's largest special contract customers (19.7 million reduction in KWH sales and $3.4 million reduction in electric operating revenues). As a result of the previously discussed shutdown of Holtrachem on September 15, 2000, sales to this customer were reduced in the third quarter of 2000, and sales to another large industrial customer were lower by 11.8 million KWH's in the 2000 quarter. Sales to this customer, which contribute a relatively low profit margin to the Company, can vary greatly from quarter to quarter as they own self-generation facilities. Reduced revenues for this group of customers were also affected by certain of these large customers choosing a competitive electricity supplier starting March 1, 2000 and not contributing to the Company's standard-offer service revenues. For those who have chosen standard-offer service, corresponding revenues have been impacted by the various associated rate changes in 2000 discussed below.

Exclusive of the Company's largest special contract customers, total
T&D and stranded cost related KWH sales were flat in the third quarter of 2000 as compared to 1999, however, principally as a result of various rate changes discussed below, associated electric operating revenues increased by $884,000 or 2%. Sales were negatively impacted by colder weather in the third quarter of 2000 as compared to the 1999 quarter. As with the large special contract customers, certain non-special contract commercial customers have been able to purchase electricity from competitive energy providers (10.2 million KWH's or 3% of total non-special contract KWH sales for the third quarter of 2000), and consequently, the Company's electric operating revenues have been reduced

Changes in the Company's electric rates also impacted the change in electric operating revenues for the comparative quarters. As a result of the February 2000 rate order from the MPUC, the Company's overall rates, including the impact of the initial standard-offer prices, were reduced by approximately 2.9% starting March 1, 2000. The Company has also implemented various rate changes for its standard-offer service as approved by the MPUC.
 In June 2000 higher standard-offer service summer rates of approximately 17% for large industrial customers were implemented for the months of June and July, and in August 2000 standard-offer service rates for these customers were increased by an additional 7%. The summer rates ended on September 1, 2000, and the standard-offer service rates were reduced by approximately 19%.
 Rates for residential and small commercial customers were increased as previously discussed in August 2000 by approximately 2.4%.

EXPENSES

Fuel for generation and purchased power expense increased $9.4 million in the third quarter of 2000 as compared to 1999. The increased expense was a result of several factors. Total power purchases in the third quarter of 2000 were fairly consistent with those in the 1999 quarter due to the Company continuing to fulfill its existing power purchase contract obligations subsequent to the implementation of the electric industry restructuring on March 1, 2000 and procuring power to serve the standard-offer load. In the third quarter of 2000, though, the Company purchased significantly more power on the spot power market as compared to 1999 as a result of having more power contracts in place in 1999. These resulted in higher fuel and purchased power costs in the third quarter of 2000. With more of the Company's power purchases being made in the spot power market in 2000, the price of the power was negatively affected by very high oil prices in 2000 and new market rules implemented by NEPOOL in May 1999, which set prices for replacement purchases from the pool at market levels related to supply and demand as opposed to actual marginal fuel costs.

Increased fuel and purchased power expense was also impacted by higher ISO New England (ISO) expenses in 2000 as compared to 1999, due to the implementation of NEPOOL new market rules in May 1999 and $835,000 in previously discussed ISO costs in the 2000 quarter associated with transmission constraints.

Other operation and maintenance (O&M) expense increased by  $2.1 million in the third quarter of 2000 as compared to 1999. This increase was due to several factors. Decreasing other O&M expense in the 1999 quarter was a $437,000 increase in overhead expenses allocated to capital projects. This increased overhead allocation in 1999 was principally a result of major construction activities being performed by the Company in connection with the Maine Independence Station, a new 520 megawatt gas fired generation facility in Veazie, Maine, which has subsequently become operational and is connected to the regional transmission power grid. The Company was reimbursed by the owner of the facility for the construction costs incurred, including overhead expense. Other O&M in the third quarter of 1999 was also lower by $314,000 for the impact of an Accounting Order received from the MPUC associated with electric utility industry restructuring related costs, whereby costs that were charged to O&M expense in the first two quarters of 1999 were deferred in the third quarter of 1999. See the 1999 Form 10-K for a discussion of the recovery of these deferred costs.

Also increasing other O&M expense was a $357,000 increase in O&M payroll due principally to less labor in the 2000 quarter being charged to capital projects as compared to 1999 as a result of less construction activity in 2000, and the impact of a 4% wage rate increase for bargaining unit employees on January 1, 2000 and various wage rate increases for non-bargaining unit employees. Further increasing other O&M in the third quarter of 2000 was the amortization expense of $204,000 associated with the previously discussed incremental costs deferred in 1999 and the first two months of 2000 in connection with the implementation of the electric utility industry restructuring. Recovery of the cost deferrals was allowed in rates in the Company's February 2000 rate order from the MPUC over a three year period starting March 1, 2000. Also increasing other O&M expense was the timing of regulatory assessments from the MPUC and Office of the Public Advocate (OPA). In the third quarter of 2000, the Company recorded expense of $525,000 associated with the MPUC assessment, while in the 1999 quarter the Company recorded an expense attributable to the OPA assessment amounting to $132,000. The Company recorded the OPA assessment for 2000 in the second quarter of 2000 and the MPUC assessment for 1999 in the second quarter of 1999.

Depreciation and amortization expense increased $764,000 in the third quarter of 2000 as compared to the 1999 quarter due principally to two factors, the first being additions to the Company's electric plant in service. Also increasing depreciation expense in the 2000 quarter was the effect of a depreciation study conducted in December 1996, which determined that the Company's reserve for depreciation was overaccumulated by approximately $3.6 million. In connection with the MPUC's rate order in February 1998, the Company was allowed to amortize this balance over a two-year period, starting in February 1998. The amortization was increased in June 1999 as a result of the Company's generation asset sale. See the 1999 Form 10-K for a complete discussion of this transaction. The amortization recorded as a reduction in depreciation expense in the third quarter of 1999 amounted to $613,000.

The $439,000 increase in amortization of contract buyouts and restructuring in the 2000 quarter was due to changes, effective March 1, 2000 with the implementation of new rates, in the amortization of the deferred Beaver Wood contract buyout costs and the deferred costs associated with the June 1998 restructuring of the Penobscot Energy Recovery Company (PERC) purchased power contract. The Beaver Wood amortization was $281,000 higher in the third quarter of 2000 and is being amortized at an annual rate of $3.9 million which started March 2000. Prior to the implementation of new rates in March 2000, the Company was recovering deferred PERC restructuring costs at an annual rate of $1 million. Effective March 1, 2000, recovery of PERC restructuring costs was adjusted to include the estimated future value of warrants to be exercised. The adjusted annual amortization amounted to $1.6 million. For a complete discussion of the Beaver Wood purchased power contract buyout and the PERC contract restructuring, see the 1999 Form 10-K.

Effective with the March 1, 2000 rate change, the Company began amortizing the deferred asset sale gain over a 70 month period. The annual amortization amounts are to be recorded in an uneven manner in order to levelize the Company's revenue requirement over this period. As a result of an increase in the Company's FERC regulated transmission rates on June 1, 2000, and the Company's desire to not increase rates to its retail customers close to the implementation of electric industry restructuring, which occurred on March 1, 2000, the Company agreed to reduce its MPUC jurisdictional distribution rates in an amount equal to the increase in its transmission rates. The reduction in the distribution rates was accomplished by accelerating the amortization of the deferred asset sale gain by an annualized total of $2.5 million. The Company recorded $491,000 of amortization for each of April and May of 2000 and increased the monthly amortization to $698,000 starting in June 2000. The additional monthly amortization of $207,000 is expected to continue through May 2001.

The decrease in total federal and state income taxes was principally a function of lower earnings in the third quarter of 2000 as compared to the 1999 quarter. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.


OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENSE

Allowance for funds used during construction (AFDC), which includes carrying costs on certain regulatory assets and liabilities, increased in 2000 relative to 1999 due mainly to $628,000 in carrying costs being recorded on the deferred asset sale gain in the 1999 quarter.

Other income increased by $491,000 in the third quarter of 2000 principally as a result of the previously discussed $708,000, net of tax, gain on sale of Penobscot Gas in July 2000. Offsetting this to some extent was a $310,000, net of tax, gain on sale of the Company's wholly-owned subsidiary, Penobscot Hydro Company, in July 1999 (See the 1999 Form 10-K for a discussion of this sale).

Long-term debt interest expense decreased $471,000 in the third quarter of 2000 as compared to 1999 due primarily to a $14 million principal payment at the end of June 2000 on the Finance Authority of Maine Revenue Notes; principal repayments on the Company's 12.25% first mortgage bonds (which were fully repaid in August 1999); monthly principal payments on the $24.8 million medium term notes from July 1999 through September 2000 amounting to $6.5 million; the full redemption of $15 million in outstanding 10.25% series first mortgage bonds in early July 1999; the redemption of $4.2 million in outstanding variable rate Pollution Control Revenue Bonds in early September 1999; and the end of the amortization of the Company's deferred interest rate cap costs in June 2000.

Other interest expense decreased due principally to a reduction in the amortization of debt issuance costs in the third quarter of 2000. The amortization decrease was primarily attributable to the end of the amortization period of certain deferred debt issuance costs in June 2000. The Company fully repaid the outstanding balance under its revolving credit line in April 1999, and no new borrowings have subsequently occurred.

Dividends on preferred stock decreased $213,000 due principally from the final redemption of the remaining outstanding 8.76% mandatory redeemable preferred stock in October 1999.

NINE MONTHS OF 2000 AS COMPARED TO THE NINE MONTHS OF 1999
EARNINGS

	For the nine months ended September 30, 2000 and 1999 basic earnings per common share were $1.22 and $1.61, respectively. The nine-month earnings declined for the same reasons as mentioned above as well as one-time benefits in the first and second quarters of 1999, respectively, of $802,000 ($.07 per common share after taxes) due to the settlement by NEPOOL of a contract dispute with Hydro-Quebec (HQ) and $896,000 ($.07 per common share after taxes) related to the settlement of a dispute related to NEPOOL. Also contributing to the decreased earnings in 2000 were costs billed to the Company associated with transmission constraints in New England amounting to $1.5 million ($.12 per common share after taxes). The Company also incurred $1.2 million ($.10 per common share after taxes) in incremental costs associated with the Company's proposed merger with Emera in the 2000 period.

REVENUES

	Electric operating revenue increased by $8.4 million in the first nine months of 2000 as compared to the 1999 period. The increase is due to the reasons previously discussed for the third quarter changes, as well as factors in the first two quarters of 2000 and 1999. Prior to the March 1, 2000 electric utility restructuring, electric operating revenues for the first two months of 2000 were $1.8 million greater than the first two months of 1999 due principally to a 3.6% increase in KWH sales and the 1.36% rate increase effective June 1, 1999. Increased KWH sales were positively impacted by colder weather in January and February 2000.

	Electric operating revenue increases subsequent to March 1, 2000, and through the end of September 2000, were impacted by many of the factors discussed previously for the quarters ending September 30, 2000 and 1999. Other revenues (not attributable to KWH sales) were approximately $10.7 million greater in the 2000 period as compared to 1999. As a result of the previously discussed deferral mechanism for the standard-offer service revenues and costs, the Company recorded additional revenue of $5.7 million for the period from March through September 2000 to recognize the standard-offer service expenses in excess of revenues. Off-system sales were approximately $3.6 million higher in the 2000 period principally as a result of the previously discussed reasons. Also, for the previously discussed reasons, the Company recorded approximately $1.8 million in higher transmission wheeling revenues in the 2000 period as compared to 1999. Offsetting these increases in other revenues was approximately $854,000 of revenue recorded in 1999 attributable to deferred expenses related to the Company's generation asset sale in May 1999 (See the 1999 Form 10-K for a complete discussion of the accounting for the generation asset sale).

Total electric operating revenues attributable to KWH sales were $2.3 million lower in the 2000 period than in 1999. Total T&D and stranded cost related KWH sales were principally flat in first nine months of 2000 as compared to 1999, largely attributable to reduced sales to the Company's largest special contract customers (23.4 million reduction in KWH sales and $4.9 million reduction in electric operating revenues). Sales to the previously discussed large industrial customer were lower by 17.3 million KWH's in the 2000 period. Consistent with the third quarter explanation above, reduced revenues for this group of customers were also affected by certain of these large customers choosing a competitive electricity supplier starting March 1, 2000, and for those choosing the standard-offer service, corresponding revenues have been impacted by the various previously discussed standard-offer service rate changes in 2000.

	Exclusive of the Company's largest special contract customers, total T&D and stranded cost related KWH sales subsequent to February 2000 have been flat as compared to 1999, however, principally as a result of the previously discussed rate changes, associated electric operating revenues increased by $1.4 million or 1.6%. The flat sales were impacted by cooler weather in the summer of 2000 as compared to 1999. As with the large special contract customers, certain non-special contract commercial customers have been able to purchase electricity from competitive energy providers (22.6 million KWH's or 3% of total non-special contract KWH sales for the period subsequent to February 2000), and consequently, the Company's electric operating revenues have been reduced.

EXPENSES

	Fuel for generation and purchased power expense increased $19.4 million in the first nine months of 2000 as compared to 1999. The increase is due principally to the previously discussed reasons for the third quarters of each year, as well as the settlement of the dispute with HQ which resulted in a $747,000 reduction in expense in the first quarter of 1999 the previously discussed settlement of the dispute related to NEPOOL, which resulted in a $896,000 reduction in expense in the second quarter of 1999. As in the third quarter of 2000, NEPOOL and ISO related expenses were greater in the first two quarter of 2000 as compared to 1999, including $672,000 of costs in the first two quarters 2000 costs associated with transmission constraints.

	Also impacting power cost increases in each period were very unusual circumstances in NEPOOL for one day in each of the respective second quarters, with record-breaking loads occurring while many generators were still out of service on spring maintenance. The result was on-peak power prices that, for the June 1999 event were two to three times as great as would normally occur during June. However, the May 2000 event resulted in prices that were approximately five times as high as the prices paid on the day in June 1999. Due to these unusual one-day events in each quarter, the Company incurred approximately $2 million more in purchased power costs on the day in 2000 as compared to the day in 1999. As a result of the new market rules in NEPOOL and the unusually high power costs for the two days in each quarter, the price of spot market power was approximately $15/megawatt higher in the 2000 quarter as compared to 1999, which greatly increased the purchased power expense. In connection with the previously discussed standard-offer service deferral mechanism, the high power costs for the day in May 2000 have been deferred and are recoverable from customers.

	Purchased power costs were greater for the first two months of 2000 as a result of the previously discussed increase in KWH sales and by higher power costs.

	Other O&M expense increased by $2.6 million in the first nine months of 2000 as compared to the first nine months of 1999. The increase attributable to several factors. The largest item increasing other O&M expense in 2000 is $1.2 million in incremental costs associated with the Company's proposed merger with Emera. O&M labor costs were $657,000 greater in the 2000 period than in 1999, principally for the same reasons as discussed for the third quarters above. Also, the labor increase was partially offset by a reduction in the number of employees resulting from the Company's divestiture of its generation assets in late May 1999. As discussed previously, the Company's overhead expenses allocated to capital projects were greater in 1999, principally a result of major construction activities being performed by the Company in connection with the Maine Independence Station. For the first nine months of 2000, overhead allocations to capital projects were $513,740 lower than in the 1999 period. Also increasing other O&M in the 2000 period was $476,000 in amortization expense associated with the previously discussed restructuring related cost deferrals.

	Decreasing other O&M expense to some extent in the 2000 period was a $805,000 decrease in incremental expenditures related to electric utility industry restructuring activities, costs associated with assessment and testing of systems for year 2000 compliance, and an upgrade to the Company's customer information system which was completed in May 1999.

	Depreciation and amortization expense increased $496,000 in the 2000 period as compared to 1999 due principally to the previously discussed reasons for the quarters ending September 30, 2000 and 1999. These increases were offset to some extent by reduced depreciation as a result of the generation asset sale in late May 1999.

	The reasons for the changes in the amortization of contract buyouts and restructuring, amortization of deferred asset sale gain, and state and federal income taxes for the first nine months of 2000 as compared to the first nine months of 1999 are consistent with those previously discussed for the third quarters of 2000 and 1999.

	The decrease in property and other taxes in the 2000 period was due principally to reductions in property taxes as a result of the sale of the Company's generation assets. This reduction in property taxes was offset to some extent by increased electric plant additions and higher property tax rates.

OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENSE

	Total AFDC increased $273,000 in the 2000 period in comparison to the 1999 period. The increase is principally due to the previously discussed carrying costs on the deferred asset sale gain. This increase is offset to some extent by a decrease in carrying costs associated with deferred Maine Yankee and deferred ice storm costs, as a result of the inclusion of these deferred amounts in the Company's rates starting March 1, 2000 and the cessation of the accrual of carrying costs at that time. Also, AFDC on construction work in progress was reduced in the 2000 period, resulting from lower levels of construction activity.

	The $636,000 increase in other income in the first nine months of 2000 was primarily due to the same reason discussed above for the third quarters of 2000 and 1999. Other income in 2000 was also benefited by increased investment income, principally resulting from the investment of generation asset sale proceeds.

	The decrease in long-term debt interest expense was due principally to the same reasons discussed for the third quarters of each year. Also impacting the reduction was the redemption of the remaining outstanding principal on the $45 million medium term notes in May 1999 amounting to $38.8 million and a $13.1 million principal payment at the end of June 1999 on the Finance Authority of Maine Revenue Notes.

	The decreases in other interest expense and preferred dividends in the 2000 period as compared to 1999 were principally a result of the same reasons previously discussed for the third quarters of each year. Also impacting the reduction in other interest expense was $11 million in weighted average borrowings under the Company's revolving credit facility for the first quarter of 1999 as compared to no outstanding borrowings in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events in the first nine months of 2000 and 1999 as they affect the Company's liquidity. Net increase in cash from operating activities was $29.8 million in 2000 as compared to $33.3 million in the 1999 period. Negatively impacting cash flows in the 2000 period was $5.6 million in previously discussed deferred costs associated with the Company providing standard-offer service to customers, as well as $1.2 million in deferred costs associated with a deficiency in revenues realized from customers under special rate contracts as compared to revenues from these customers incorporated into the Company's electric rates starting March 1, 2000. The Company was granted a deferral mechanism for the differences in these revenues in its February 2000 rate order from the MPUC. Positively impacting cash flows from operations in the 1999 period was the receipt of a $1.75 million payment related to a terminated purchased power contract (See the 1999 Form 10-K).

These decreases in cash flows from operations for 2000 as compared to 1999 were offset to some extent by a $4.6 million reduction in interest payments in 2000 principally as a result of the previously discussed long-term debt principal payments, and the Company incurred $1.7 million in costs associated with the generation asset sale in first nine months of 1999.

Construction expenditures were $4.5 million lower in the 2000 period as compared to 1999 as a result of reductions in the construction program in 2000. In the first nine months of 1999 the Company incurred approximately $3.5 million in costs associated with the construction of a major transmission line which was completed in 1999. As discussed in more detail in the 1999 Form 10-K, the Company received approximately $79.6 million in proceeds related to its generation asset sale in late May 1999 and an additional $10 million in late July 1999 in connection with the sale of its wholly-owned subsidiary, Penobscot Hydro. Also positively impacting cash flows in the 1999 period was $6.2 million associated with proceeds deposited in 1998 with a third party trustee associated with the Company's sale of certain property at its Graham Station. In January 1999 the trustee released the $6.2 million to the Company, and the funds were utilized to repay outstanding medium term notes.

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

The decrease in payments on long-term debt is due principally to the various repayments in 1999 and 2000 previously discussed in connection with the explanations of the changes in long-term debt interest expense for 2000 as compared to 1999.

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

The Company has recorded a liability, based on currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for this waste disposal site. Additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, and possible effects of future legislation or regulation and the possible effects of technological changes. At September 30, 2000, the liability recorded by the Company for its estimated environmental remediation costs amounted to $308,000. The Company's actual future environmental remediation costs may be higher as additional factors become known.

The Company estimates that during 2000 it will spend approximately
$374,000 in operations expense and $51,000 in capital expenditures to comply
with environmental standards for air, water and hazardous materials.   These
amounts may change based on facts and circumstances that occur in the year
2000.

DISCLOSURES ABOUT MARKET RISK

The Company's major financial market risk exposure is changing interest rates. Changes in interest rates will affect interest paid on variable rate debt and the fair value of fixed rate debt. The Company manages interest rate risk through a combination of both fixed and variable rate debt instruments and an interest rate swap, which is associated with the Company's medium term notes (See Note 13 to the 1999 Form 10-K). As of September 30, 2000, the Company had $13.1 million of medium term notes outstanding which bear floating, LIBOR-based rates (6.62% LIBO rate at September 30, 2000).
The interest rate swap fixes the interest rate on the medium term notes at 5.72% for the full notional amount of the debt. See Note 4 to the 1999 Form 10-K for a discussion of these medium term notes.

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



            		      BANGOR HYDRO-ELECTRIC COMPANY
		                  CONSOLIDATED BALANCE SHEETS
                			      000's Omitted
                 			      (Unaudited)
                                            	   						 Sept. 30,   Dec. 31,
                 			ASSETS                              2000        1999
				                                                		 --------    --------
INVESTMENT IN UTILITY PLANT:
    Electric plant in service, at original cost        $ 304,763   $ 306,971
    Less - Accumulated depreciation and amortization      85,301      84,825
                                                							 --------    --------
                                          						       $ 219,462   $ 222,146

    Construction work in progress                         12,345       5,668
                                                							 --------    --------
                                          						       $ 231,807   $ 227,814
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company               $   5,003   $   5,267
       Maine Electric Power Company, Inc.                    633         530
                                                							 --------    --------
       Total investment in utility plant               $ 237,443   $ 233,611
                                                							 --------    --------
OTHER INVESTMENTS, principally at cost                 $   2,866   $   3,629
                                                							 --------    --------
FUNDS HELD BY TRUSTEE, at cost                         $  23,045   $  22,699
                                                							 --------    --------
CURRENT ASSETS:
    Cash and cash equivalents                          $  13,546   $  15,691
    Accounts receivable, net of reserve                   19,701      18,270
    Unbilled revenue receivable                            9,807      14,128
    Inventories, at average cost:
       Material and supplies                               2,670       2,793
       Fuel oil                                               82          45
    Prepaid expenses                                         485         928
                                                							 --------    --------
       Total current assets                            $  46,291   $  51,855
                                                							 --------    --------
REGULATORY ASSETS AND DEFERRED CHARGES:
    Investment in Seabrook Nuclear Project, net of
       accumulated amortization of $33,146 in 2000
       and $31,872 in 1999                             $  25,696   $  26,970
    Costs to terminate/restructure power contracts,
       net of accumulated amortization of $117,533
       in 2000 and $100,861 in 1999                      104,315     118,565
    Maine Yankee decommissioning costs                    42,910      46,041
    Other regulatory assets                               42,835      36,925
    Other deferred charges                                 3,118       3,655
                                                							 --------    --------
       Total regulatory assets and deferred charges    $ 218,874   $ 232,156
                                                  					 --------    --------
	  Total assets                                        $ 528,519   $ 543,950
                                                							 ========    ========

See notes to the consolidated financial statements.


             			 BANGOR HYDRO-ELECTRIC COMPANY
             			  CONSOLIDATED BALANCE SHEETS
                    				000's Omitted
                    				(Unaudited)

                                                							 Sept. 30,   Dec. 31,
    STOCKHOLDERS' INVESTMENT AND LIABILITIES              2000        1999
                                               							 --------    --------

CAPITALIZATION:
    Common stock investment                            $ 137,112   $ 132,722
    Preferred stock                                        4,734       4,734
    Long-term debt, net of current portion               163,580     183,300
					                                                		 --------    --------
       	 Total capitalization                          $ 305,426   $ 320,756
						                                                	 --------    --------
CURRENT LIABILITIES:
    Notes payable - banks                              $       -   $       -
                                                 						 --------    --------

    Other current liabilities -
      Current portion of long-term debt                $  21,145   $  19,460
      Accounts payable                                    20,125      14,175
      Dividends payable                                    1,539       1,171
      Accrued interest                                     3,635       2,553
      Customers' deposits                                    497         399
      Current income taxes (refundable) payable               (7)      4,126
       		                                          					 --------    --------
        	 Total other current liabilities               $  46,934   $  41,884
							                                                  --------    --------
          Total current liabilities                     $  46,934   $  41,884
							                                                  --------    --------

REGULATORY AND OTHER LONG-TERM LIABILITIES:
    Deferred income taxes - Seabrook                   $  13,330   $  13,995
    Other accumulated deferred income taxes               57,577      55,827
    Maine Yankee decommissioning liability                42,910      46,041
    Deferred gain on asset sale                           24,904      29,357
    Other regulatory liabilities                          10,563       9,872
    Unamortized investment tax credits                     1,487       1,592
    Accrued pension and postretirement benefit costs      12,250      11,301
    Other long-term liabilities                           13,138      13,325
                                                							 --------    --------
     Total regulatory and other long-term liabilities  $ 176,159   $ 181,310
                                                							 --------    --------
       	Total Stockholders' Investment and Liabilities $ 528,519   $ 543,950
                                                							 ========    ========

See notes to the consolidated financial statements.



           		      BANGOR HYDRO-ELECTRIC COMPANY
    	      CONSOLIDATED STATEMENTS OF CAPITALIZATION
			                      000's Omitted
                   		     (Unaudited)

                                              							  Sept. 30,   Dec. 31,
                                              							     2000       1999
                                               							  ---------  ---------
COMMON STOCK INVESTMENT
    Common stock, par value $5 per share-                $  36,817  $  36,817
       Authorized -- 10,000,000 shares
       Outstanding -- 7,363,424 shares in 2000 and 1999
    Amounts paid in excess of par value                     58,680     58,890
    Retained earnings                                       41,615     37,015
                                                							  ---------  ---------
              		Total common stock investment            $ 137,112  $ 132,722
                                                							  ---------  ---------
PREFERRED STOCK
    Non-participating, cumulative, par value $100 per share,
       authorized 600,000 shares, not redeemable or
       redeemable solely at the option of the issuer-
	  7%, Noncallable, 25,000 shares,
	     authorized and outstanding                         $   2,500  $   2,500
	  4.25%, Callable at $100, 4,840 shares,
	     authorized and outstanding                               484        484
	  4%, Series A, Callable at $110, 17,500 shares,
	     authorized and outstanding                             1,750      1,750
                                                							  ---------  ---------
         		Total preferred stock                         $   4,734  $   4,734
                                                							  ---------  ---------
LONG-TERM DEBT
   First Mortgage Bonds-
	10.25%  Series due 2020                                 $  30,000  $  30,000
	 8.98%  Series due 2022                                    20,000     20,000
	 7.38%  Series due 2002                                    20,000     20,000
	 7.30%  Series due 2003                                    15,000     15,000
                                                							  ---------  ---------
	     Total first mortgage bonds                         $  85,000  $  85,000
                                                							  ---------  ---------
   Other Long-Term Debt-
	Finance Authority of Maine - Taxable Electric Rate
	  Stabilization Revenue Notes,
	  7.03% Series 1995A, due 2005                          $  86,600  $ 100,600
	Medium Term Notes, Variable interest rate-
	  LIBO Rate plus 1.125%, due 2002                          13,125     17,160
                                                							  ---------  ---------
                                                 							 $  99,725  $ 117,760

	  Less:  Current portion of long-term debt                 21,145     19,460
                                                							  ---------  ---------
	     Total other long-term debt                         $  78,580  $  98,300
                                                							  ---------  ---------
		Total long-term debt                                   $ 163,580  $ 183,300
                                                							  ---------  ---------
		   Total Capitalization                                $ 305,426  $ 320,756
                                                							  =========  =========
See notes to the consolidated financial statements.

               		  BANGOR HYDRO-ELECTRIC COMPANY
        	     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     			 000's Omitted
                    			  (Unaudited)
                                               							  Nine Months Ended
                                               							 Sept. 30,   Sept. 30,
                                                							   2000        1999
			                                                				---------   ---------
Cash Flows From Operating Activities:
  Net income                                           $   9,217   $  12,701
    Adjustments to reconcile net income to net cash
      from operating activities:
	Depreciation and amortization                             6,831       6,563
	Amortization of Seabrook Nuclear Project                  1,274       1,274
	Amortization of contract buyouts and
	   restructuring                                         16,672      15,601
	Amortization of deferred asset sale gain                 (4,267)          -
	Other amortizations                                       1,622       1,832
	Allowance for equity funds used during
	  construction                                              (60)         81
	Deferred income tax provision and amortization
	  of investment tax credits                              (1,922)     (2,857)
	Gain on sale of subsidiary                               (1,196)       (523)
    Changes in assets and liabilities:
	Costs to restructure purchased power contract              (750)       (849)
	Deferred standard-offer service costs                    (5,664)          -
	Deferred special rate contract revenues                  (1,232)          -
	Deferred incremental Maine Yankee costs                     808       1,699
	Deferred costs associated with generation
	  asset sale                                                (63)     (1,691)
	Exercise of PERC warrants-cash paid in
	  lieu of issuing shares                                 (1,758)     (2,834)
	Payment received related to terminated
	  purchased power contract                                    -       1,750
	Accounts receivable, net and unbilled revenue             2,890        (179)
	Accounts payable                                          5,950      (1,191)
	Accrued interest                                          1,082         363
	Current and deferred income taxes                        (1,252)        (62)
	Accrued postretirement benefit costs                      1,364         894
	Other current assets and liabilities, net                   468         412
	Other, net                                                 (244)        345
                                                 							---------   ---------
Net Increase in Cash From Operating Activities:        $  29,770   $  33,329
                                                							---------   ---------
Cash Flows From Investing Activities:
  Construction expenditures                            $ (10,810)  $ (15,346)
  Asset sale proceeds                                          -      79,588
  Proceeds from sale of subsidiary                         1,250      10,000
  Release of Graham Station property sale proceeds
     held by trustee                                           -       6,200
  Allowance for borrowed funds used during construction      (71)         61
                                                							---------   ---------
Net (Decrease) Increase in Cash From
   Investing Activities                                $  (9,631)  $  80,503
                                                							---------   ---------
Cash Flows From Financing Activities:
  Dividends on common stock                            $  (4,050)  $  (1,104)
  Dividends on preferred stock                              (199)       (822)
  Payments on long-term debt                             (18,035)    (84,538)
  Short-term debt, net                                         -     (12,000)
                                                 							---------   ---------
Net Decrease in Cash From Financing Activities         $ (22,284)  $ (98,464)
                                                							---------   ---------
Net (Decrease) Increase in Cash and Cash Equivalents   $  (2,145)  $  15,368
Cash and Cash Equivalents at Beginning of Period          15,691       2,946
                                                							---------   ---------
Cash and Cash Equivalents at End of Period             $  13,546   $  18,314
                                                							=========   =========
Cash Paid During the Nine Months For:
     Interest (Net of Amount Capitalized)              $  10,467   $  15,066
     Income Taxes                                          9,295       8,800
                                                							=========   =========
See notes to consolidated financial statements.




          		    BANGOR HYDRO-ELECTRIC COMPANY
     	CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT
                     	  000's Omitted
                   			   (Unaudited)




                                    					       Amounts                Total
                                    					       Paid in                Common
                             				    Common    Excess of  Retained     Stock
                             				     Stock    Par Value  Earnings   Investment

BALANCE DECEMBER 31, 1998          $  36,817    $59,054    $22,993    $118,864
Net income                                 -          -     12,701      12,701
Cash dividends declared on-
  Preferred stock                          -          -       (790)       (790)
  Common stock                             -          -     (2,209)     (2,209)
Other                                      -          -        (46)        (46)
Exercise of warrants-cash paid
  in lieu of issuing shares                -       (351)          -       (351)
                            				  ---------- ---------- ----------------------
BALANCE SEPTEMBER 30, 1999         $  36,817    $58,703    $32,649    $128,169
                            				  ========== ========== ======================
BALANCE DECEMBER 31, 1999          $  36,817    $58,890    $37,015    $132,722
Net income                                 -          -      9,217       9,217
Cash dividends declared on-
  Preferred stock                          -          -       (199)       (199)
  Common stock                             -          -     (4,418)     (4,418)
Exercise of warrants-cash paid
  in lieu of issuing shares                -       (210)          -       (210)
                            				  ---------- ---------- ----------------------
BALANCE SEPTEMBER 30, 2000         $  36,817    $58,680    $41,615    $137,112
                            				  ========== ========== ======================

See notes to the consolidated financial statements.

                    		  BANGOR HYDRO-ELECTRIC COMPANY
             	 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     		      SEPTEMBER 30, 2000
                    		       ------------------
                          			   (Unaudited)


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

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the periods ended September 30, 2000 and 1999.

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

(2)  INCOME TAXES:

The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the federal income tax provision:

                                					  Nine Months Ended Sept. 30,
                                 					     2000           1999
                                 					  Amount    %     Amount   %
                                 					   (Dollars in Thousands)
Federal income tax provision
     at statutory rate                  $5,325  35.0   $7,250   35.0
(Less) plus permanent reductions
     in tax expense resulting
     from statutory exclusions
     from taxable income                  (113)  (.7)      63     .3
                                    					------  ----   ------   ----
Federal income tax provision before
     effect of temporary differences
     and investment tax credits         $5,212  34.3   $7,313   35.3
Less temporary differences that
     are flowed through for rate-
     making and accounting purposes       (311) (2.1)    (462)  (2.3)
Less utilization and amortization
     of investment tax credits            (105)  (.7)    (363)  (1.7)
                                   					------  ----   ------   ----
Federal income tax provision            $4,796  31.5   $6,488   31.3
                                     			======  ====   ======   ====


(3)  INVESTMENT IN JOINTLY OWNED FACILITIES:

Condensed financial information for Maine Yankee Atomic Power Company (Maine Yankee), Maine Electric Power Company, Inc. (MEPCO), Bangor-Pacific Hydro Associates (BPHA), Chester SVC Partnership (Chester) and Bangor Gas Company, LLC (Bangor Gas) is as follows:



                               	    MAINE YANKEE          MEPCO
                               		(Dollars in Thousands - Unaudited)
                             				 Operations for Nine Months Ended
                      			       -------------------------------------
                     			       Sep. 30,  Sep. 30,   Sep. 30,  Sep. 30,
                            				 2000      1999       2000      1999
OPERATIONS:                    --------  --------   --------  --------
  As reported by investee-
   Operating revenues          $ 45,075  $ 53,604   $  2,818  $  2,072
                     			       ========  ========   ========  ========
  Earnings applicable to
    common stock               $  3,500  $  3,775   $    975  $  3,225
                     			       ========  ========   ========  ========
 Company's reported equity-
   Equity in net income        $    245  $    264   $    138  $    458
    Add(Deduct)-Effect of
    adjusting Company's
    estimate to actual               (5)     (261)       (33)       33
                        	       --------  --------   --------  --------
mounts reported by Company     $    240  $      3    $   105  $    491
                     			       ========  ========   ========  ========

                           				 MAINE YANKEE            MEPCO
                   			       (Dollars in Thousands - Unaudited)
                        				       Financial Position at
                     			    ---------------------------------------
                     			     Sep. 30,  Dec. 31,   Sep. 30,  Dec. 31,
                     			       2000      1999       2000      1999
FINANCIAL POSITION:         --------- ---------  ---------  --------
As reported by investee-
  Total assets             $  968,807 $1,049,972  $  5,780  $  8,067
  Less-
   Preferred stock             15,000     15,000         -         -
   Long-term debt              43,200     54,000         -         -
   Other liabilities and
     deferred credits         839,029    905,994     1,149     4,339
			                         ----------  ---------  --------  --------
  Net assets               $   71,578 $   74,978  $  4,631  $  3,728
                      			   ========== ==========  ========  ========
Company's reported equity-
  Equity in net assets     $    5,010 $    5,248  $    658  $    529
   Add(Deduct)- Effect
   of adjusting Company's
   estimate to actual              (7)        19       (25)        1
                      			   ---------- ----------  --------  --------
Amounts reported by Co.    $    5,003 $    5,267  $    633  $    530
                     			   ========== ==========  ========  ========





                                     					 BPHA             Chester
                              				   ----------------     --------------
                              				    (Dollars in Thousands - Unaudited)
                              				     Operations for Nine Months Ended
                               				   -----------------------------------
                                   					 Sep. 30,   Sep. 30,  Sep. 30,
                                 					   1999       2000      1999
                                   					---------  --------- ---------
OPERATIONS:
As reported by investee-
 Operating revenues                      $ 4,426    $ 3,198   $ 3,244
                                    					 =======    =======   =======
 Net Income                              $ 1,730    $     -   $     -
                                   					 =======    =======   =======
Company's reported equity
 in net income                           $   865    $     -   $     -
                                   					 =======    =======   =======

                                         						Financial Position at
                                         						  Sep. 30,  Dec. 31,
                                         						    2000      1999
                                          						  --------  --------
FINANCIAL POSITION:
As reported by investee-
  Total assets                                    $ 24,311   $25,302
  Less-
   Long-term debt                                   22,584    23,471
   Other liabilities                                 1,727     1,831
                                             				  --------   -------
  Net assets                                      $      -   $     -
                                           						  ========   =======
Company's reported equity
  in net assets                                   $      -   $     -
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

On May 10, 2000, Maine Yankee entered into an interim agreement with Stone & Webster in order to allow decommissioning work to continue and avoid the adverse consequences of an abrupt or inefficient demobilization from the Plant site. After obtaining assignments of several subcontracts from Stone & Webster and upon termination of the interim agreement on July 1, 2000, Maine Yankee, at least temporarily, assumed the general contractor role, utilizing a reduced number of Stone & Webster personnel under a revised new interim agreement. The decommissioning of the Plant site is progressing, with major emphasis being directed to maintaining the schedule on critical-path projects such as construction of the independent spent fuel storage and preparation of the Plant's reactor vessel for eventual shipment to an off-site disposal facility.

	On June 30, 2000, Federal Insurance Company (Federal), which provided performance and payment bonds in the amount of approximately $37.6 million each in connection with the decommissioning operations contract, filed a Complaint for Declaratory Judgement against Maine Yankee in the United States Bankruptcy Court for the District of Delaware, which was subsequently transferred to the United States District Court in Maine. The Complaint, which seeks a declaration that Federal has no obligation to pay Maine Yankee under the bonds, alleges that Maine Yankee improperly terminated the decommissioning operations contract with Stone & Webster and failed to give proper notice of termination to Federal under the contract, and that Federal therefore had no further obligations under the bonds. Maine Yankee has filed both a counterclaim against Federal in the District Court seeking recovery up to the penalty amounts of the bonds and a proof of claim against Stone & Webster in the Bankruptcy Court seeking recovery of all additional costs resulting from the termination of the Stone & Webster contract. Maine Yankee believes that its termination of the decommissioning operations contract was proper, but cannot predict the outcome of the litigation.

     Maine Yankee is evaluating all available long-term alternatives for safely and efficiently completing the decommissioning of the Plant site, including the possibilities of contracting with a new decommissioning operations contractor or assuming that function itself on a long-term basis.
 Maine Yankee expects to complete its review of proposals from prospective successor contractors and select a new contractor, if that is the alternative chosen, by the end of the year. However, Maine Yankee cannot predict at this time what affect the financial difficulties of Stone & Webster and the termination of its decommissioning operations contract with Maine Yankee will have on the cost or schedule of the decommissioning project.

	  In connection with the state of Maine's electric industry restructuring law, the Company was allowed the recovery of Maine Yankee decommissioning costs as a component of its stranded costs. In the Company's rate order from the MPUC that became effective March 1, 2000, the Company was allowed to defer the amount of any future FERC ordered changes in Maine Yankee's decommissioning collections.

   As discussed in the 1999 Form 10-K, under the Maine Yankee settlement agreement, the Maine owners of Maine Yankee are required, for the period from March 1, 2000 through December 1, 2004, to hold Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee board of directors that served as a basis for the plant shutdown decision, up to a maximum cumulative amount of $41 million. The Company's share of that amount would be $5.74 million for the period. During the period March 1 through December 31, 2000, the Company expects to accumulate about $1.7 million as credit against future potential liabilities.

     In October 2000, the MPUC staff advised the Maine owners that they could not use the two-year entitlement auction price to satisfy the replacement power test required as part of the settlement of Maine Yankee for 2001. If the Maine owners are required to use a current wholesale market index for energy purchases as a benchmark for the replacement power test, the Company could be liable for a significant amount of excess replacement power costs for the 2001 test. Depending upon future wholesale market indices, it is possible that the Company could be liable for some or all of the $5.74 million maximum liability at the end of December 2004. The Company cannot predict the outcome of this issue with the MPUC, and consequently no liability has been recorded as of September 30, 2000. The Company will continue its efforts to mitigate liability.

As discussed in the 1999 Form 10-K, the Company sold its wholly-owned subsidiary, Penobscot Hydro Co., Inc., which held a 50% ownership interest in BPHA, in July 1999.

  As discussed in the 1999 Form 10-K, the Company announced in late 1999 that it no longer intended to participate in the Bangor Gas Company, LLC (Bangor Gas) joint venture and intended to sell its joint venture interest. On July 13, 2000, the Company and Penobscot Natural Gas Company (Penobscot
Gas), the Company's wholly-owned subsidiary which owned a 50% interest in Bangor Gas, completed a stock purchase agreement to sell the Company's interest in Penobscot Gas to Sempra Energy (Sempra). Sempra had owned the other 50% interest in Bangor Gas. A one-time gain on the sale of Penobscot Gas of approximately $1.2 million was recognized in the third quarter of 2000. The consummation of this sale has no impact on the Company's proposed merger agreement with Emera Inc. (See Note 5).

      At December 31, 1999, Penobscot Gas had a $328,000 equity investment in Bangor Gas, and for the nine months ending September 30, 2000 and 1999 Penobscot Gas recorded equity losses in Bangor Gas of approximately $274,000 and $170,000 respectively. At December 31, 1999, Bangor Gas' total assets, principally construction work in progress, amounted to $12.5 million.


(4)  EARNINGS PER SHARE:

 The following table reconciles basic and diluted earnings per common share assuming all stock warrants were converted to common shares.

          		       (Amounts in 000's, except per share data)
           		      For the Three Months   For the Nine Months
                   			     Ended               Ended
             		      --------------------  --------------------
              		       Sep. 30,  Sep. 30,    Sep. 30,  Sep. 30,
                   			 2000      1999        2000      1999
                      -------- --------     --------  --------
Earnings applicable
  to common stock     $  3,874  $  4,758     $  9,018  $ 11,865
              		      --------  --------     --------  --------
Average common
  shares outstanding     7,363     7,363        7,363     7,363
Plus: incremental
  shares from assumed
  conversion             1,049     1,032          959       989
              		      --------  --------     --------  --------
Average common shares
  outstanding plus
  assumed warrants
  converted              8,412     8,395        8,322     8,352
               		      --------  --------     --------  --------
Basic earnings
  per common share    $    .53   $   .65     $   1.22   $  1.61
              		      ========   =======     ========   =======
Diluted earnings
  per common share    $    .46   $   .57     $   1.08   $  1.42
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

The transaction is subject to a number of approvals, including the approval of Bangor Hydro's shareholders, which was accomplished on October 24, 2000, and regulatory approvals from the Maine Public Utilities Commission, the Federal Energy Regulatory Commission, and the Securities and Exchange Commission. Receipt of the approvals necessary for closing is expected to take 9 to 12 months.

(6)  PURCHASED POWER CONTRACT OBLIGATIONS -

    Under Chapter 307 of Maine's electric utility industry restructuring law, the Company was required to sell all of the energy and capacity associated with its six purchased power contracts. In late 1999 the Company selected Morgan Stanley Dean Witter & Co., subsidiary Morgan Stanley Capital Group, Inc., (Morgan Stanley) as the winning bidder for this energy and capacity. The Company, though still maintains all obligations to the small power producers under the power purchase contracts. These obligations are not presently recorded on the Company's balance sheet and are being charged to expense as incurred in accordance with generally accepted accounting principles. Included in the Company's rates, effective March 1, 2000, are expenses associated with the estimated annual costs under these contracts, net of the estimated amounts to be received from the resale of the power to Morgan Stanley. The net present value of the estimated future purchased power costs under the contracts, net of estimated revenues to be realized associated with the resale of the power amounted to approximately $128.7 million as of September 30, 2000.

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

	As discussed in the 1999 Form 10-K, the restructuring law also provided for a standard-offer service being available for all customers who do not choose to purchase energy from a competitive supplier starting March
1, 2000. As a result of the bids from competitive energy suppliers to provide energy under the standard-offer service being higher than anticipated, and as ordered by the MPUC, the Company assumed the responsibility of being the standard-offer service provider starting March 1, 2000 for a one-year period. At the end of this period, it is anticipated that the Company will no longer be the standard-offer service provider, although this is dependent upon the level of future bids from competitive energy suppliers to serve the standard-offer load and MPUC approvals. The MPUC established the schedule of rates the Company may charge for this service starting March 1, 2000.

       The Company has entered into arrangements with third parties to purchase the energy to serve the standard-offer customers. The Company is allowed by the MPUC to defer the difference between revenues realized from the standard-offer sales and the costs incurred to provide this service, including carrying costs on the deferred balance. As a result of this reconciliation mechanism, standard-offer related revenues and expenses do not have any impact on the Company's earnings, although they do result in increases in both categories in the Company's consolidated statements of income. The deferred amount will be recovered from/returned to customers in a future rate proceeding. Since March 1, 2000, when new rates went into effect, the costs of providing the standard offer service have significantly exceeded the revenues realized from customers, and consequently, the Company has recorded a regulatory asset of $5.7 million as of September 30, 2000 (is included in Other regulatory assets on the Consolidated Balance Sheets).
The excess of costs is due principally to unusually high purchased power costs for one day in May 2000, which is discussed below, and higher than anticipated spot energy market prices in the summer of 2000. As a result of the growth in the balance of this regulatory asset, the MPUC approved standard offer service rate increases for customers in each of August and October 2000. These rate increases were necessitated to avoid a deficiency in standard offer service revenues that the Company projected would otherwise result based on actual costs already incurred and projected costs through February 2001. This amount is included in Other regulatory assets on the Consolidated Balance Sheets at September 30, 2000.

(8) RECLASSIFICATIONS:

	Certain 1999 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended September 30, 2000.




               		   BANGOR HYDRO-ELECTRIC COMPANY




           	FORM 10-Q FOR PERIOD ENDING SEPTEMBER 30, 2000




                        			      PART II





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


	EXHIBITS:  None.



	REPORTS ON FORM 8-K:

	One Current Report on Form 8-K, dated July 13, 2000 was filed in the third quarter of 2000 regarding Bangor Hydro-Electric Company and Emera, Inc., formerly NS Power Holdings Incorporated entering into an Agreement and Plan of Merger dated as of June 29, 2000 providing for a merger transaction between the Company and a wholly-owned indirect subsidiary of Emera.






              		 BANGOR HYDRO-ELECTRIC COMPANY

       	FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2000




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




                                 					    BANGOR HYDRO-ELECTRIC COMPANY
                                      						    (Registrant)




Dated: November 14, 2000                       /s/ Mathieu A. Poulin
                                   				       ----------------------
                                        						Mathieu A. Poulin
                                        						Treasurer