Form 10-Q
period 2001-03-31
BANGOR HYDRO ELECTRIC CO
filed 2001-05-15
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, D.C.  20549

			       FORM 10-Q

	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
	     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended MARCH 31, 2001       Commission File No. 0-505
		      --------------                           -----

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


	Outstanding Common Stock, $5 Par Value - 7,363,424 Shares
			      March 31, 2001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




			 Yes   X        No
			     ----          ----




			     FORM 10-Q

	       FOR THE QUARTER ENDED MARCH 31, 2001



PART I - FINANCIAL INFORMATION
------------------------------

							   PAGE
							   ----

Cover Page                                                   1

Index                                                        2

Consolidated Statements of Income                            3

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                         4

Consolidated Balance Sheets - March 31, 2001 and
  December 31, 2000                                         15

Consolidated Statements of Capitalization                   17

Consolidated Statements of Cash Flows                       18

Consolidated Statements of Common Stock Investment          19

Notes to the Consolidated Financial Statements              20


PART II - OTHER INFORMATION                                 26
---------------------------

Item 6 - Exhibits and Reports on Form 8-K                   27

Signature Page                                              28




		   BANGOR HYDRO-ELECTRIC COMPANY
		CONSOLIDATED STATEMENTS OF INCOME
	     000's Omitted Except Per Share Amounts
			   (Unaudited)
							Three Months Ended
							 Mar. 31,   Mar. 31,
							   2001       2000
						       ---------------------
Electric Operating Revenues
    Electric operating revenue                         $ 34,187   $   45,789
    Standard offer service                               22,017        4,332
						       ---------------------
						       $ 56,204   $   50,121
						       ---------------------
Operating Expenses:
    Fuel for generation and purchased power            $  7,061   $   17,624
    Standard offer service purchased power               21,536        4,259
    Other operation and maintenance                       8,825        8,871
    Depreciation and amortization                         2,698        1,971
    Amortization of Seabrook nuclear unit                   425          425
    Amortization of contract buyouts
       and restructuring                                  5,639        5,394
    Amortization of deferred asset sale gain             (1,704)        (491)
    Taxes -
       Local property and other                           1,338        1,387
       State Income                                         594          365
       Federal Income                                     2,165        2,009
						       ---------------------
						       $ 48,577   $   41,814
						       ---------------------
Operating Income                                       $  7,627   $    8,307
						       ---------------------
Other Income And (Deductions):
    Allowance for equity funds used
       during construction                             $    166   $     (220)
    Other, net of applicable income taxes                   393          270
						       ---------------------
Income Before Interest Expense                         $  8,186   $    8,357
						       ---------------------
Interest Expense:
    Long-term debt                                     $  3,587   $    3,979
    Other                                                   170          238
    Allowance for borrowed funds used
       during construction                                 (155)         203
						       ---------------------
						       $  3,602   $    4,420
						       ---------------------
Net Income                                             $  4,584   $    3,937

Dividends On Preferred Stock                                 66           66
						       ---------------------
Earnings Applicable To Common Stock                    $  4,518   $    3,871
						       =====================
Weighted Average Number Of Shares Outstanding             7,363        7,363
						       =====================
Earnings Per Common Share:
    Basic                                              $      .61 $      .53
    Diluted                                                   .55        .47
						       =====================
Dividends Declared Per Common Share                    $      .20 $      .20
						       =====================

See notes to the consolidated financial statements.


		BANGOR HYDRO-ELECTRIC COMPANY
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
	     OPERATIONS AND FINANCIAL CONDITION

Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in Bangor Hydro-Electric Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 2000 (2000 Form 10-K) should be read in conjunction with the comments below.

EARNINGS

For the quarters ended March 31, 2001 and 2000 basic earnings per common share were $.61 and $.53, respectively. Positively impacting earnings in the first quarter of 2001 were higher energy sales due principally to colder weather in the 2001 quarter as compared to 2000.

REVENUES

With the implementation of competition in the electric utility industry starting March 1, 2000, and excluding the standard-offer service, the Company is no longer selling electricity to customers. The Company's transmission and distribution (T&D) and stranded cost charges to customers, though, continue to be based on customers' electricity usage measured in kilowatt-hours (KWH). Consequently, discussion related to electric operating revenues will continue to have a KWH sales, or hereafter referred to as energy sales component.

Electric operating revenue increased by $6.1 million in the first quarter of 2001. The increase was due to several factors. Total electric operating revenues attributable to energy sales were $4.3 million, or 8.95%, higher in the first quarter of 2001 than in the 2000 quarter. The single greatest impact on increased revenues in the 2001 quarter was the effects of various increases in the Company's standard-offer service rates since the advent of competition in March 2000. The current standard-offer service rates for residential/small commercial and large industrial customers are approximately 62% and 58% higher, respectively than the initial standard-offer service rates that were in effect starting March 1, 2000. Also, in the first quarter of 2001 energy sales to the Company's non-special contract customers increased by 1.8% as compared to the first quarter of 2000. The increased sales were positively affected by colder weather in the 2001 quarter as compared to 2000. The increase in revenues in the first quarter of 2001 was also positively impacted by an $830,000 increase in off-system sales, which are sales related to power pool and inter-connection agreements and resales of purchased power. The off-system sales increase is due principally to the Company's requirement, starting March 1, 2000, to resell the capacity and energy from its six purchased power contracts pursuant to Chapter 307 of Maine's 1997 law restructuring the State's electric utility industry (See the 2000 Form 10-K for a more complete discussion).

Offsetting these revenue increases to some extent was a 43.5% or 43 million KWH energy sales reduction to the Company's largest special contract customers in the first quarter of 2001 as compared to the 2000 quarter, largely attributable to the September 15, 2000 shutdown of the Company's formerly largest special contract customer, HoltraChem Manufacturing Company (HoltraChem). As a result of the shutdown, energy sales and corresponding electric operating revenues for HoltraChem were 44.8 million KWH's and $1.2 million lower, respectively, in the 2001 quarter as compared to 2000. For a discussion of the HoltraChem shutdown, see the 2000 Form 10-K.

EXPENSES

Fuel for generation and purchased power expense, including the cost of standard-offer service purchased power, increased $6.7 million in the first quarter of 2001 as compared to 2000. The increased expense was a result of several factors. Total power purchases in the first quarter of 2001 were fairly consistent with those in the 2000 quarter due to the Company continuing to fulfill its existing power purchase contract obligations subsequent to the implementation of the electric industry restructuring on March 1, 2000 and procuring power to serve the standard-offer load. In the first two months of 2001, though, the Company purchased significantly more power on the spot power market as compared to 2000 as a result of the expiration of the power contracts that had been in place in the 2000 period. Further, the market prices for power were higher due to higher fuel prices and possibly lack of sufficient competition in the generation market.

Offsetting these increases were lower transmission related costs, including those associated with the New England Power Pool (NEPOOL), in 2001 as compared to 2000. In 2001, the Company realized reduced transmission costs as a result of the construction of additional qualifying transmission facilities whose costs are recoverable from the other NEPOOL transmission
owners.   ISO costs associated with transmission constraints were $194,000 lower in the 2001 quarter as compared to the 2000 quarter.

Depreciation and amortization expense increased $727,000 in the first quarter of 2001 as compared to the 2000 due principally to two factors, the first being additions to the Company's electric plant in service. Also increasing depreciation expense was the effect of a depreciation study conducted in December 1996, which determined that the Company's reserve for depreciation was overaccumulated by approximately $3.6 million. In connection with the MPUC's rate order in February 1998, the Company was allowed to amortize this balance over a two-year period, starting in February 1998. The amortization was increased in June 1999 as a result of the Company's generation asset sale. See the 2000 Form 10-K for a complete discussion of this transaction. The amortization recorded as a reduction in depreciation expense in the first quarter of 2000 amounted to $308,000.

The $245,000 increase in amortization of contract buyouts and restructuring in the 2001 quarter was due to changes, effective March 1, 2000 with the implementation of new rates, in the amortization of the deferred Beaver Wood contract buyout costs and the deferred costs associated with the June 1998 restructuring of the Penobscot Energy Recovery Company (PERC) purchased power contract. The Beaver Wood amortization was $141,000 higher in the first quarter of 2000 and is being amortized at an annual rate of $3.9 million which started March 2000. Prior to the implementation of new rates in March 2000, the Company was recovering deferred PERC restructuring costs at an annual rate of $1 million. Effective March 1, 2000, recovery of PERC restructuring costs was adjusted to include the estimated future value of warrants to be exercised. The adjusted annual amortization amounts to $1.6 million. For a complete discussion of the Beaver Wood purchased power contract buyout and the PERC contract restructuring, see the 2000 Form 10-K.

Effective with the March 1, 2000 rate change, the Company began amortizing the deferred asset sale gain over a 70 month period. The annual amortization amounts are being recorded in an uneven manner in order to levelize the Company's revenue requirement over this period. As a result of an increase in the Company's FERC regulated transmission rates on June 1, 2000, and the desire to not increase rates to its retail customers close to the implementation of electric industry restructuring, which occurred on March 1, 2000, the Company agreed to reduce its MPUC jurisdictional distribution rates in an amount equal to the increase in its transmission rates. The reduction in the distribution rates was accomplished by accelerating the amortization of the deferred asset sale gain through May 2001 by an annualized total of $2.5 million. The Company recorded $1.7 million of amortization in the first quarter of 2001 as compared to $491,000 of amortization in the 2000 quarter.

The decrease in property and other taxes in the first quarter of 2001 was due principally to reductions in payroll taxes as a result of one less week of payroll in the 2001 quarter as compared to 2000.

The increase in total federal and state income taxes was principally a function of higher earnings in the first quarter of 2001 as compared to the 2000 quarter. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.

OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENS

Allowance for funds used during construction, which includes carrying costs on certain regulatory assets and liabilities, increased by $744,000 in first quarter of 2001 relative to 2000 due mainly to $455,000 in carrying costs being recorded on the deferred asset sale gain in the 2000 quarter.
The Company also recorded approximately $99,000 of increased carrying costs on deferred standard-offer service and deferred special rate contract revenue regulatory assets in the first quarter of 2001 as compared to the 2000 quarter.

Other income, net of income taxes increased by $123,000 in the first quarter of 2001 principally as a result of earnings associated with the Company's non-core wholly-owned subsidiary, Bangor Fiber Co., Inc. (Bangor Fiber), which supplies fiberoptic communications to communications companies and other third parties. Bangor Fiber started operations in the third quarter of 2000. Also, in the 2000 quarter, the Company incurred greater start-up costs associated with non-core business activities.

Long-term debt interest expense decreased $392,000 in the first quarter of 2001 as compared to 2000 due primarily to a $14 million principal payment at the end of June 2000 and monthly principal payments on the $24.8 million medium term notes from April 2000 through March 2001 amounted to $5.7 million.

Other interest expense decreased due principally to a reduction in the amortization of debt issuance costs in the first quarter of 2001. The amortization decrease was primarily attributable to the end of the amortization period of certain deferred debt issuance costs in June 2000. The Company fully repaid the outstanding balance under its revolving credit line in April 1999, and no new borrowings have subsequently occurred.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events in the first quarters of 2001 and 2000 as they affect the Company's liquidity. Net increase in cash from operating activities was $11.4 million in the first
quarter of 2001 as compared to $19.1 million in the 2000 quarter.   The
largest single item impacting the change in operating cash flows in the 2001 quarter was payments made in connection with the previously discussed exercise of the Company's common stock warrants. In the first quarter of 2001 the Company made approximately $7.1 million in payments to the warrant holders as compared to approximately $310,000 in the first quarter of 2000.

Construction expenditures were approximately $209,000 lower in the 2001 quarter as compared to 2000 due to reductions in the Company's capital budget.

The increase in common dividends paid in the first quarter of 2001 was due to an increase in the common dividend from $.15 to $.20 per share in March 2000.

The increase in payments on long-term debt is due principally to the higher monthly principal payments on the $24.8 million medium term notes in the 2001 quarter as compared to 2000.

The Company has continued to maintain full borrowing capacity under its revolving credit facility, with no new borrowings since early 1999. For additional discussion of liquidity and capital resources, see the Company's 2000 Form 10-K.

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

	The Company has recorded a liability, based on currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for this waste disposal site. Additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, and possible effects of future legislation or regulation and the possible effects of technological changes. At March 31, 2001, the liability recorded by the Company for its estimated environmental remediation costs amounted to $139,000. The Company's actual future environmental remediation costs may be higher as additional factors become known.

	The Company estimates that during 2001 it will incur approximately $248,000 in operations expense to comply with environmental standards for
air, water and hazardous materials.   This amount may change based on facts
and circumstances that occur in 2001.

DISCLOSURES ABOUT MARKET RISK

	The Company's major financial market risk exposure is changing interest rates. Changes in interest rates will affect interest paid on variable rate debt and the fair value of fixed rate debt. The Company manages interest rate risk through a combination of both fixed and variable rate debt instruments and an interest rate swap, which is associated with the Company's medium term notes (See Note 14 to the 2000 Form 10-K). As of March 31, 2001, the Company had $10.2 million of medium term notes outstanding which bear floating, LIBOR-based rates (5.08% LIBO rate at March 31, 2001). The interest rate swap fixes the interest rate on the medium term notes at 5.72% for the full notional amount of the debt. See Note 4 to the 2000 Form 10-K for a discussion of these medium term notes.

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


		 BANGOR HYDRO-ELECTRIC COMPANY
		  CONSOLIDATED BALANCE SHEETS
			 000's Omitted
			  (Unaudited)



							Mar. 31,     Dec. 31,
Assets                                                    2001         2000
							---------    ---------
Investment In Utility Plant:
    Electric plant in service, at original cost       $ 318,591    $ 316,167
    Less - Accumulated depreciation and amortization     89,583       86,684
						      ----------   ----------
						      $ 229,008    $ 229,483
    Construction work in progress                         7,265        5,458
						      ----------   ----------
						      $ 236,273    $ 234,941
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company              $   4,886    $   4,950
       Maine Electric Power Company, Inc.                   775          672
						      ----------   ----------
						      $ 241,934    $ 240,563
						      ----------   ----------
Other Investments, at cost                            $   3,159    $   3,175
						      ----------   ----------
Funds held by trustee, at cost                        $  23,040    $  22,696
						      ----------   ----------
Current Assets:
    Cash and cash equivalents                         $  17,337    $  12,463
    Accounts receivable, net of reserve
       $761 in 2001 and $1,075 in 2000                   20,451       21,732
    Unbilled revenue receivable                          14,886       15,779
    Inventories, at average cost:
       Material and supplies                              2,581        2,585
       Fuel oil                                              67           94
    Prepaid expenses                                        380          829
						      ----------   ----------
       Total current assets                           $  55,702    $  53,482
						      ----------   ----------
Regulatory Assets and Deferred Charges:
    Investment in Seabrook nuclear project, net of
       accumulated amortization of $33,996 in 2001
       and $33,571 in 2000                            $  24,846    $  25,271
    Costs to terminate/restructure purchased power
       contracts, net of accumulated amortization
       of $128,811 in 2001 and $123,172 in 2000          98,065       99,312
    Maine Yankee decommissioning costs                   41,883       43,028
    Other regulatory assets                              39,648       41,025
    Other deferred charges                                3,075        3,668
						      ----------   ----------
       Total regulatory assets and deferred charges   $ 207,517    $ 212,304
						      ----------   ----------
	  Total Assets                                $ 531,352    $ 532,220
						      ==========   ==========

See notes to the consolidated financial statements.




							Mar. 31,     Dec. 31,
Stockholders' Investment and Liabilities                  2001         2000
							---------    ---------

Capitalization:
    Common stock investment                           $ 137,337    $ 137,420
    Preferred stock                                       4,734        4,734
    Long-term debt, net of current portion              160,085      161,960
						      ----------   ----------
	 Total capitalization                         $ 302,156    $ 304,114
						      ----------   ----------
Current Liabilities:
    Notes payable - banks                             $       -    $       -
						      ----------   ----------
    Other current liabilities -
      Current portion of long-term debt               $  21,715    $  21,340
      Accounts payable                                   23,455       24,785
      Dividends payable                                   1,539        1,539
      Accrued interest                                    3,643        2,529
      Customers' deposits                                   511          502
      Current income taxes payable                        4,923          306
						      ----------   ----------
	 Total other current liabilities              $  55,786    $  51,001
						      ----------   ----------
	 Total current liabilities                    $  55,786    $  51,001
						      ----------   ----------
Commitments and Contingencies

Regulatory and Other Long-term Liabilities
    Deferred income taxes - Seabrook                  $  12,888    $  13,109
    Other accumulated deferred income taxes              56,876       58,314
    Maine Yankee decommissioning liability               41,883       43,028
    Deferred gain on asset sale                          20,949       22,789
    Other regulatory liabilities                         12,688       12,556
    Unamortized investment tax credits                    1,417        1,452
    Accrued pension and postretirement benefit costs     12,676       12,124
    Other long-term liabilities                          14,033       13,733
						      ----------   ----------
     Total regulatory and other long-term liabilities $ 173,410    $ 177,105
						      ----------   ----------
      Total Stockholders' Investment and Liabilities  $ 531,352    $ 532,220
						      ==========   ==========

See notes to the consolidated financial statements.


		  BANGOR HYDRO-ELECTRIC COMPANY
	     CONSOLIDATED STATEMENTS OF CAPITALIZATION
			   000's Omitted
			    (Unaudited)


							   Mar. 31,   Dec. 31,
							     2001       2000
							  ---------  ---------
Common Stock Investment
     Common stock, par value $5 per share-               $  36,817  $  36,817
	Authorized -- 10,000,000 shares
	Outstanding -- 7,363,424 shares in 2001 and 2000
     Amounts paid in excess of par value                    55,569     58,643
     Accumulated other comprehensive loss                      (55)         -
     Retained earnings                                      45,006     41,960
							 ---------  ---------
	  Total common stock investment                  $ 137,337  $ 137,420
							 ---------  ---------
Preferred Stock
  Non-participating, cumulative, par value $100 per share,
	authorized 600,000 shares, not redemable or
	redeemable solely at the option of the issuer-
	   7%, Noncallable, 25,000 shares
	      authorized and outstanding                 $   2,500  $   2,500
	   4.25%, Callable at $100, 4,840 shares
	      authorized and outstanding                       484        484
	   4%, Series A, Callable at $110, 17,500 shares
	      authorized and outstanding                     1,750      1,750
							 ---------  ---------
							 $   4,734  $   4,734
							 ---------  ---------
Long-Term Debt
     First Mortgage Bonds-
	  10.25%  Series due 2020                        $  30,000  $  30,000
	   8.98%  Series due 2022                           20,000     20,000
	   7.38%  Series due 2002                           20,000     20,000
	   7.30%  Series due 2003                           15,000     15,000
							 ---------  ---------
							 $  85,000  $  85,000
							 ---------  ---------
     Other Long-Term Debt-
       Finance Authority of Maine - Taxable Electric Rate
	    Stabilization Revenue Notes,
	    7.03% Series 1995A, due 2005                 $  86,600  $  86,600
	 Medium Term Notes, Variable interest rate-
	    LIBO rate plus 1.125%, due 2002                 10,200     11,700
							 ---------  ---------
							 $  96,800  $  98,300
	      Less:  Current portion of long-term debt      21,715     21,340
							 ---------  ---------
							 $  75,085  $  76,960
							 ---------  ---------
	      Total Long-Term Debt                       $ 160,085  $ 161,960
							 ---------  ---------
		   Total Capitalization                  $ 302,156  $ 304,114
							 =========  =========
See notes to the consolidated financial statements.


		 BANGOR HYDRO-ELECTRIC COMPANY
	     CONSOLIDATED STATEMENTS OF CASH FLOWS
			 000's Omitted
			  (Unaudited)


							Three Months Ended
							 Mar. 31,    Mar. 31,
							   2001        2001
							 ---------   ---------
Cash Flows From Operating Activities:
  Net income                                           $   4,584   $   3,937
    Adjustments to reconcile net income to net cash
       from operating activities:
	   Depreciation and amortization                   2,698       1,971
	   Amortization of Seabrook nuclear project          425         425
	   Amortization of contract buyouts
	     and restructuring                             5,639       5,394
	   Amortization of deferred asset sale gain       (1,704)       (448)
	   Other amortizations                               409         640
	   Allowance for equity funds used
	     during construction                            (166)        220
	   Deferred income tax provision and
	     amortization of investment tax credits       (1,909)     (2,616)
    Changes in assets and liabilities:
	   Costs to restructure purchased power contract    (250)       (250)
	   Deferred standard-offer service costs           1,845       1,237
	   Deferred special rate contract revenues          (430)          -
	   Deferred incremental Maine Yankee costs             -         894
	   Exercise of PERC warrants-cash paid in
	     lieu of issuing shares                       (7,114)       (310)
	   Accounts receivable, net and unbilled revenue   2,174       4,307
	   Accounts payable                               (1,330)     (2,749)
	   Accrued interest                                1,114       1,369
	   Current and deferred income taxes               4,587       3,942
	   Accrued postretirement benefit costs              359         696
	   Other current assets and liabilities, net         489         495
	   Other, net                                        (69)        (40)
						       ----------  ----------
Net Increase in Cash From Operating Activities:        $  11,351   $  19,114
						       ----------  ----------
Cash Flows From Investing Activities:
     Construction expenditures                         $  (3,283)  $  (3,492)
     Allowance for borrowed funds used
       during construction                                  (155)        203
						       ----------  ----------
Net Decrease in Cash From Investing Activities         $  (3,438)  $  (3,289)
						       ----------  ----------
Cash Flows From Financing Activities:
     Dividends on preferred stock                      $     (66)  $     (66)
     Dividends on common stock                            (1,473)     (1,105)
     Payments on long-term debt                           (1,500)     (1,290)
						       ----------  ----------
Net Decrease in Cash From Financing Activities         $  (3,039)  $  (2,461)
						       ----------  ----------
Net Increase in Cash and Cash Equivalents              $   4,874   $  13,364
Cash and Cash Equivalents at Beginning of Year            12,463      15,691
						       ----------  ----------
Cash and Cash Equivalents at End of Year               $  17,337   $  29,055
						       ==========  ==========
Cash Paid During the Three Months for:
     Interest (Net of Amount Capitalized)              $   2,187   $   3,046
     Income Taxes                                            367       1,300
						       ==========  ==========

See notes to consolidated financial statements.


		      BANGOR HYDRO-ELECTRIC COMPANY
	   CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT
			      000's Omitted
			       (Unaudited)


						      Amounts                Accumulated     Total
						      Paid in                   Other        Common
					  Common     Excess of   Retained    Comprehensive   Stock
					   Stock     Par Value   Earnings       Loss       Investment
					--------    ----------  ----------  ------------------------
Balance December 31, 1999                $36,817     $58,890     $37,015     $       -     $132,722
Net income                                     -           -       3,937             -        3,937
Cash dividends declared on-
  Preferred stock                              -           -         (66)            -          (66)
  Common stock                                 -           -      (1,473)            -       (1,473)
Exercise of warrants-cash paid
  in lieu of issuing shares                    -         (47)          -             -          (47)
					--------    ----------  ----------  ------------------------
Balance March 31, 2000                   $36,817     $58,843     $39,413     $       -     $135,073
					========    ==========  ==========  ========================
Balance December 31, 2000                $36,817     $58,643     $41,960     $       -     $137,420
Net income                                     -           -       4,584             -        4,584
Other comprehensive loss
  net of taxes:
     Unrealized loss on interest
       rate swap                               -           -           -           (55)         (55)
											  ----------
	 Total Comprehensive income                                                        $  4,529
Cash dividends declared on-                                                               ----------
  Preferred stock                              -           -         (66)            -          (66)
  Common stock                                 -           -      (1,472)            -       (1,472)
Exercise of warrants-cash paid                                                                    -
  in lieu of issuing shares                    -      (3,074)          -             -       (3,074)
					--------    ----------  ----------  ------------------------
Balance March 31, 2001                   $36,817     $55,569     $45,006     $     (55)    $137,337
					========    ==========  ==========  ========================

See notes to the consolidated financial statements




		  BANGOR HYDRO-ELECTRIC COMPANY
	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
			MARCH 31, 2001
			-------------
			 (Unaudited)


(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES:
    ---------------------------------------------

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company (the Company), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. The year end condensed balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, footnotes and all other information included in the 2000 Form 10-K.

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the periods ended March 31, 2001 and 2000.

The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 2000 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.

(2)  INCOME TAXES:

The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the federal income tax provision:

					Three Months Ended March 31,
					---------------------------
					     2001           2000
					     ----           ----
					Amount    %     Amount   %
					------    -     ------   -
					   (Dollars in Thousands)
Federal income tax provision
   at statutory rate                    $2,693  35.0   $2,263   35.0
Less permanent reductions
   in tax expense resulting
   from statutory exclusions
   from taxable income                     (64)  (.8)      (1)     -
					------  ----   ------   ----
Federal income tax provision before
	   effect of temporary differences
   and investment tax credits           $2,629  34.2   $2,262   35.0
Less temporary differences that
   are flowed through for rate-
   making and accounting purposes         (154) (1.8)     (97)  (1.6)
Less utilization and amortization
   of investment tax credits               (35)  (.7)     (35)   (.5)
					------  ----   ------   ----
Federal income tax provision            $2,440  31.7   $2,130   32.9
					======  ====   ======   ====


(3)  INVESTMENT IN JOINTLY OWNED FACILITIES:
     --------------------------------------
Condensed financial information for Maine Yankee Atomic Power
Company (Maine Yankee), Maine Electric Power Company, Inc. (MEPCO), and Chester SVC Partnership (Chester) is as follows:




				   MAINE YANKEE          MEPCO
				   ------------          -----
			       (Dollars in Thousands - Unaudited)
				Operations for Three Months Ended
			       -------------------------------------
			       Mar. 31,  Mar. 31,   Mar. 31,  Mar. 31,
				 2001      2000       2001      2000
OPERATIONS:                    --------  --------   --------  --------
  As reported by investee-
   Operating revenues          $ 16,311  $ 12,953   $  1,266  $    690
			       ========  ========   ========  ========
  Earnings applicable to
    common stock               $  1,138  $  1,190   $    407  $    273
			       ========  ========   ========  ========
 Company's reported equity-
   Equity in net income        $     80  $     83   $     58  $     39
    Add(Deduct)-Effect of
    adjusting Company's
    estimate to actual                -        (4)        47         6
			       --------  --------   --------  --------
  Amounts reported by Company  $     80  $     79   $    105  $     45
			       ========  ========   ========  ========

				 MAINE YANKEE            MEPCO
				 ------------            -----
			      (Dollars in Thousands - Unaudited)
				       Financial Position at
			    ---------------------------------------
			    Mar. 31,  Dec. 31,   Mar. 31,  Dec. 31,
			      2001       2000       2001       2000
FINANCIAL POSITION:         --------- ---------  ---------  --------
As reported by investee-
  Total assets             $  887,989 $  915,097  $  5,889  $  5,873
  Less-
   Preferred stock             15,000     15,000         -         -
   Long-term debt              38,400     40,800         -         -
   Other liabilities and
     deferred credits         764,857    788,703       496       863
			   ----------  ---------  --------  --------
  Net assets               $   69,732 $   70,594  $  5,393  $  5,010
			   ========== ==========  ========  ========
Company's reported equity-
  Equity in net assets     $    4,881 $    4,942  $    766  $    711
   Add(Deduct)- Effect
   of adjusting Company's
   estimate to actual               5          8         9       (39)
			   ---------- ----------  --------  --------
Amounts reported by Co.    $    4,886 $    4,950  $    775  $    672
			   ========== ==========  ========  ========




					     Chester
			    ------------------------------------------
				(Dollars in Thousands - Unaudited)
				 Operations for Three Months Ended
			    ------------------------------------------

					Mar. 31,    Mar. 31,
					  2001        2000
				       ---------   ---------
OPERATIONS:
As reported by investee-
 Operating revenues                      $ 1,034    $ 1,083
					 =======    =======
 Net Income                              $     -    $     -
					 =======    =======
Company's reported equity
 in net income                           $     -    $     -
					 =======    =======


				       Financial Position at
					 Mar. 31,  Dec. 31,
					   2001      2000
					---------  --------
FINANCIAL POSITION:
As reported by investee-
  Total assets                          $ 23,570  $ 24,082
  Less-
   Long-term debt                         21,992    22,288
   Other liabilities                       1,578     1,794
					--------   -------
  Net assets                            $      -  $      -
					========   =======
Company's reported equity
  in net assets                         $      -   $     -
					========   =======


(4)  EARNINGS PER SHARE:
     ------------------
	The following table reconciles basic and diluted earnings per common share assuming all stock warrants were converted to common shares.


		    (Amounts in 000's, except per share data)
				   For the Quarters
					Ended
				 --------------------
				  Mar. 31,   Mar. 31,
				    2001       2000
				  --------  ---------
Earnings
  applicable to
  common stock                   $  4,518   $  3,871
				 --------   --------
Average common
  shares outstanding                7,363      7,363
Plus: incremental
  shares from assumed
  conversion                          923        887
				 --------   --------
Average common shares
  outstanding plus
  assumed warrants
  converted                         8,286      8,250
				 --------   --------
Basic earnings
  per common share               $    .61    $   .53
				 ========    =======
Diluted earnings
  per common share               $    .55    $   .47
				 ========    =======


(5)  ACCOUNTING FOR DERIVATIVE INSTRUMENTS:
     -------------------------------------
      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. This new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The effect of adopting this standard was not material to the Company's consolidated financial statements.

Adjustments to the fair value of derivative financial instruments could change based on guidance received from the Derivatives Implementation Group (DIG). The DIG identifies practice issues that arise from applying the requirements of SFAS 133 and advises the Financial Accounting Standards Board on how to resolve those issues.

(6) RECLASSIFICATIONS:
    -----------------
	      Certain 2000 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended March 31, 2001.



		   BANGOR HYDRO-ELECTRIC COMPANY



	    FORM 10-Q FOR PERIOD ENDING MARCH 31, 2001



			      PART II




Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

	Exhibits:  None.
	--------


	Reports on Form 8-K: None.
	-------------------




		   BANGOR HYDRO-ELECTRIC COMPANY

	    FORM 10-Q FOR PERIOD ENDED MARCH 31, 2001




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




					    BANGOR HYDRO-ELECTRIC COMPANY
						    (Registrant)


					    /s/ Frederick S. Samp
					    ---------------------

Dated: May 15, 2001
					    Frederick S. Samp
					    Vice President - Finance & Law
					    (Chief Financial Officer)