Form 10-Q
period 2001-06-30
BANGOR HYDRO ELECTRIC CO
filed 2001-08-14
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
		   WASHINGTON, D.C.  20549

			   FORM 10-Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
	15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended JUNE 30, 2001       Commission File No. 0-505
		      -------------                           -----

		     BANGOR HYDRO-ELECTRIC COMPANY
		     -----------------------------
	(Exact Name of Registrant as specified in its Charter)


	      MAINE                                01-0024370
------------------------------                     ----------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)                Identification No.)


    33 STATE STREET, BANGOR, MAINE                04401
----------------------------------------          -----
(Address of Principal Executive Offices)       (Zip Code)


Registrant's Telephone Number, including Area Code    207-945-5621
						      ------------

				 NONE
-------------------------------------------------------------------
	   Former Name, Former Address and Former Fiscal Year,
		       if Changed Since Last Report


	Outstanding Common Stock, $5 Par Value - 7,363,424 Shares
			     June 30, 2001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




			 Yes   X        No
			     -----         ----







			   FORM 10-Q

	       FOR THE QUARTER ENDED JUNE 30, 2001



PART I - FINANCIAL INFORMATION
------------------------------
							   PAGE
							   ----
Cover Page                                                   1

Index                                                        2

Consolidated Statements of Income                            3

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                         4

Consolidated Balance Sheets - June 30, 2001 and
  December 31, 2000                                         29

Consolidated Statements of Capitalization                   31

Consolidated Statements of Cash Flows                       32

Consolidated Statements of Common Stock Investment          33

Notes to the Consolidated Financial Statements              34


PART II - OTHER INFORMATION                                 41
---------------------------
Item 6 - Exhibits and Reports on Form 8-K                   42

Signature Page                                              43



			BANGOR HYDRO-ELECTRIC COMPANY
		      CONSOLIDATED STATEMENTS OF INCOME
		   000's Omitted Except Per Share Amounts
				 (Unaudited)
						   Three Months Ended        Six Months Ended
						     June 30,     June 30,     June 30,     June 30,
						       2001         2000         2001         2000
						  -----------  ----------    ---------    ----------
Operating Revenues:
    Electric operating revenue                    $   31,435   $   31,075 $     65,622 $     76,864
    Standard offer service                            22,568       17,488       44,585       21,820
						  -----------  ----------   ----------   ----------
						  $   54,003   $   48,563   $  110,207   $   98,684
						  -----------  ----------   ----------   ----------
Operating Expenses:
    Fuel for generation and purchased power       $    9,357   $    8,181   $   16,418   $   25,805
    Standard offer service purchased power            22,138       17,333       43,674       21,592
    Other operation and maintenance                   11,403        9,921       20,228       18,792
    Depreciation and amortization                      2,725        2,399        5,423        4,370
    Amortization of Seabrook nuclear unit                425          425          850          850
    Amortization of contract buyouts
       and restructuring                               5,639        5,639       11,278       11,033
    Amortization of deferred asset sale gain          (2,155)      (1,681)      (3,859)      (2,172)
    Taxes -
       Local property and other                        1,262        1,210        2,600        2,597
       State Income                                      152          135          746          500
       Federal Income                                   (112)         349        2,053        2,358
						  -----------  ----------   ----------   ----------
						  $   50,834   $   43,911   $   99,411   $   85,725
						  -----------  ----------   ----------   ----------
Operating Income                                  $    3,169   $    4,652   $   10,796   $   12,959
						  -----------  ----------   ----------   ----------
Other Income And (Deductions):
    Allowance for equity funds used
       during construction                        $      153   $      127   $      319   $      (93)
    Other, net of applicable income taxes                205          656          598          926
						  -----------  ----------   ----------   ----------
Income Before Interest Expense                    $    3,527   $    5,435   $   11,713   $   13,792
						  -----------  ----------   ----------   ----------
Interest Expense:
    Long-term debt                                $    3,566   $    3,960   $    7,153   $    7,939
    Other                                                301          260          471          497
    Allowance for borrowed funds used
       during construction                              (139)        (124)        (294)          79
						  -----------  ----------   ----------   ----------
						  $    3,728   $    4,096   $    7,330   $    8,515
						  -----------  ----------   ----------   ----------
Net Income (Loss)                                 $     (201)  $    1,339   $    4,383   $    5,277

Dividends On Preferred Stock                              67           67          133          133
						  -----------  ----------   ----------   ----------
Earnings (Loss) Applicable To Common Stock        $     (268)  $    1,272   $    4,250   $    5,144
						  ===========  ==========   ==========   ==========
Weighted Average Number Of Shares Outstanding          7,363        7,363        7,363        7,363
						  ===========  ==========   ==========   ==========
Earnings (Loss) Per Common Share:
    Basic                                         $      (.04) $      .17   $      .58   $      .70
    Diluted                                              (.03)        .15          .52          .62
						  ===========  ==========   ==========   ==========
Dividends Declared Per Common Share               $       .20  $      .20   $      .40   $      .40
						  ===========  ==========   ==========   ==========

See notes to the consolidated financial statements.

		    BANGOR HYDRO-ELECTRIC COMPANY
	  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
		 OPERATIONS AND FINANCIAL CONDITION

Management's Discussion and Analysis of the Results of Operations and Financial Condition (MD&A) contained in Bangor Hydro-Electric Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 2000 (2000 Form 10-K) should be read in conjunction with the comments below.

EARNINGS

For the quarter ended June 30, 2001 basic loss per common share was
$.04 as compared to basic earnings per common share of $.17 for the quarter ended June 30, 2000. Earnings were negatively affected in the second quarter of 2001 by several items, principally one-time events. The New England independent system operator (ISO New England) costs associated with transmission constraints were approximately $643,000 greater ($.05 reduction in earnings per common share) in the 2001 quarter as compared to the 2000 quarter. In the second quarter of 2001 the Company recorded a $585,000 reserve ($.05 reduction in earnings per common share) associated with adjustments to revenue related to filings with the New England Power Pool (NEPOOL). Also in the 2001 quarter, the Company recorded approximately $318,000 in expense ($.03 reduction in earnings per common share) related to an increase in a environmental remediation reserve associated with a waste removal site in which the Company was involved in the past. For a complete discussion of this site, see the Environmental Matters section of MD&A. In the second quarter of 2001, the Company increased its reserve for bad debts by $200,000 due principally to a Chapter 11 bankruptcy filing by one of the Company's large industrial customers, while in the second quarter of 2000, the Company reduced its bad debt reserve by $264,000 as a result of the electric utility industry restructuring. The $464,000 change in expense between the two quarters represents $.04 reduction in earnings per common share for the second quarter of 2001 as compared to the 2000 quarter.
Finally negatively impacting earnings in the second quarter of 2001 was approximately $262,000 of incremental costs ($.02 reduction in earnings per common share) incurred in connection with the Company's involvement in the development of a regional transmission organization (RTO) in New England.
For a more complete discussion of the RTO see the section on Important Current Activities. The Company has filed for an accounting order with the Federal Energy Regulatory Commission (FERC) to defer the incremental costs
associated with the RTO for future recovery from the RTO.   With the recent
FERC actions concerning the RTO, discussed below, the Company cannot predict when an accounting order may be approved by the FERC.

Offsetting these earnings decreases in the 2001 quarter to some extent was an approximately $984,000 decrease in incremental merger related costs in the second quarter of 2001 as compared to the second quarter of 2000.

IMPORTANT CURRENT ACTIVITIES

STATUS OF PENDING MERGER WITH EMERA - Regulatory approvals for the pending merger between the Company and Emera, Inc. continue to be nearing completion. Under an agreement reached in June 2000, Emera will acquire all of the outstanding common stock of the Company for US$26.50 per share as adjusted in accordance with the agreement. All necessary regulatory approvals required for the merger have been received except for approval from the U.S. Securities and Exchange Commission pursuant to the Public Utility Holding Company Act of 1935. That approval is expected in the near future, at which time the Company and Emera plan to complete the merger.

REGIONAL TRANSMISSION ORGANIZATION - On December 20, 1999, FERC issued Order No. 2000, requiring each FERC regulated transmission utility to file a plan regarding the transfer of control of its transmission assets to an RTO. The ostensive purpose of this order is to improve the operation of energy markets in the United States. Since that time, the Company has been actively involved in a process with the other transmission owning utilities in New England, ISO New England and other interested parties to form such an organization.

      On January 16, 2001, the Company participated in a joint filing with ISO New England and six New England transmission companies proposing the creation of a two party or "binary" RTO for the New England region. The first party, ISO New England, would be primarily responsible for wholesale pricing markets and short term reliability, and the second, a to-be-created Northeast Independent Transmission Company, would play a lead role in transmission planning, operation and administration.

	Under the proposal, the New England Power Pool, currently composed of transmitters, power generators, consumer groups and state regulators, would have a modified role in making rules for the electricity market. Also, under the proposal, steps would be taken to ensure power flowed freely between New England and New York and that the market conditions and rules be similar.

	On July 12, 2001, the FERC issued an order denying RTO status for the proposed New England organization. The primary basis for the denial was insufficient geographic scope. As part of that order, and as part of simultaneously issued orders with respect to proposals in New York and the mid-Atlantic states, FERC has required the Company to engage in a mediated process to form a single regional transmission organization for the entire northeastern United States. The Company cannot predict what the final outcome of that process will be or what the potential impacts of a larger regional transmission organization would be on the Company.

ALTERNATIVE RATE PLAN FILING - On July 31, 2001, the Company filed a proposal with the Maine Public Utilities Commission (MPUC) for an alternative rate plan (ARP) that would reduce overall electricity prices for most customers served by the Company by approximately 8%. The plan includes stable standard-offer service prices for a four-year period beginning March 1, 2002. The filing of this proposal was required pursuant to an order issued by the MPUC on January 5, 2001, approving the merger between Emera and the Company.

	Since the beginning of restructuring, overall electricity costs for residential customers have increased by 18% solely due to increases in the price of standard-offer service. Standard-offer service is administered by the MPUC and had been expected to be provided pursuant to competitive bids. However, for the first two years since the commencement of restructuring, the MPUC has rejected such bids and ordered the Company to obtain power supply arrangements satisfactory to the MPUC in order to provide the service. Unfortunately, the price for standard-offer service has been high, reflecting high power supply costs. Now, the Company has developed a plan that proposes to reduce and stabilize this price for a four-year period beginning March 1, 2002. At the end of that time, the Company expects reductions in charges for delivery service will also be possible, since a significant portion of the costs related to pre-restructuring commitments will be paid off. Management cannot be certain, though, that these reductions in charges for delivery service will occur.

	Under the most innovative part of the Company's ARP proposal, the Company will agree to arrange for power supply resources in order to serve small and medium standard-offer customers, i.e., those customers who do not choose to purchase their generation service from competitive energy suppliers. Since restructuring of the electricity industry began on March 1, 2000, the MPUC has ordered the Company to arrange for such standard-offer service, rather than accept bids from potential suppliers. In its ARP proposal, the Company is committing to continue this service and set the price for standard-offer service at 5.5 cents per kilowatt-hour (kWh), subsequent to revision prior to MPUC approval of the plan, a 25% reduction from prices currently being charged for this portion of electricity charges.
 The overall electricity price, including delivery charges of the Company, will decline by approximately 8% under the Company's proposed ARP plan.

	In addition to agreeing to reduce and stabilize electricity prices, the Company's ARP proposal includes incentives to improve the efficiency and the service quality of power delivery services to customers.

	Currently, as previously discussed, the standard-offer service is fully reconciling, and ratepayers fund the over or under-collection associated with the difference between standard offer revenues and costs. Under the Company's proposal, this reconciliation mechanism would end, and the Company's shareholders would assume the financial risks and rewards associated with the standard-offer service. Management cannot predict the outcome of the regulatory proceedings associated with approving the Company's ARP proposal.

REVENUES

With the implementation of competition in the electric utility industry starting March 1, 2000, and excluding the standard-offer service, the Company is no longer selling electricity to customers. The Company's transmission and distribution (T&D) and stranded cost charges to customers, though, continue to be based on customers' electricity usage measured in kWh's. Consequently, discussion related to electric operating revenues continue to have a kWh sales, or hereafter referred to as energy sales component.

Electric operating revenues, excluding revenues associated with the standard-offer service increased by approximately $360,000 in the second quarter of 2001. The increase was due to several factors. Increase in revenues in the second quarter of 2001 were positively impacted by an $924,000 increase in off-system sales, which are sales related to power pool and inter-connection agreements and resales of purchased power. The off-system sales increase is due principally to the Company's requirement, starting March 1, 2000, to resell the capacity and energy from its six purchased power contracts pursuant to Chapter 307 of Maine's 1997 law restructuring the State's electric utility industry (See the 2000 Form 10-K for a more complete discussion). Also, in the second quarter of 2001 the Company recorded $1.3 million in deferred costs as compared to deferrals of $550,000 in the second quarter of 2000, associated with a deficiency in actual revenues realized from customers under special rate contracts as compared to the estimated revenues for these customers utilized in setting the Company's electric rates starting March 1, 2000. The Company was granted a deferral mechanism for the differences in these revenues in its February 2000 rate order from the MPUC.

Total electric operating revenues, excluding the standard-offer service, attributable to energy sales were $1.8 million, or 7.4%, lower in the second quarter of 2001 than in the 2000 quarter. The largest item impacting the decreased revenue was a 47.6% or 52.5 million kWh energy sales reduction to the Company's largest special contract customers in the second quarter of 2001 as compared to the 2000 quarter, largely attributable to the September 15, 2000 shutdown of the Company's formerly largest special contract customer, HoltraChem Manufacturing Company (HoltraChem). As a result of the shutdown, energy sales and corresponding electric operating revenues for HoltraChem were 52 million kWh's and $754,000 lower, respectively, in the 2001 quarter as compared to 2000. For a discussion of the HoltraChem shutdown, see the 2000 Form 10-K. Also revenues associated with one of the Company's other large special contract customers were approximately $784,000 lower in the second quarter of 2001. The reduction in non-standard-offer revenue is due to the fact that the customer pays a fully bundled electric rate, and when standard-offer prices increase, the T&D rate decreases. With the increases in the standard-offer rates (discussed below), this customer's contributions to the Company's T&D revenues have decreased. Also as a result of this revenue reduction, the Company's previously discussed revenue deferral associated with special rate contract customers has increased.

Absent the impact of the largest special rate contract customers, energy sales and corresponding revenues were flat in the second quarter of 2001 as compared to the second quarter of 2000. The Company experienced warmer weather in the spring of 2001 which for the most part negatively impacted sales, although the warmer weather in June 2001 did serve to benefit energy sales.

Electric operating revenues associated with the standard-offer service were approximately $5.1 million, or 29%, higher in the second quarter of 2001 as compared to the second quarter of 2000. As discussed in more detail in the 2000 Form 10-K, the Company is allowed by the MPUC to defer the difference between revenues realized from the standard-offer sales and the costs incurred to provide this service, including carrying costs on the deferred balance. As a result of this reconciliation mechanism, standard-offer related revenues and expenses do not have any impact on the Company's earnings, although they do result in increases in both categories in the Company's consolidated statements of income. The deferred amount will be recovered from/returned to customers in the future. The increase in standard-offer service revenues is due to an $8.5 million (54.2%) increase in revenues attributable to energy sales, offset by a $3.4 million reduction in revenues associated with the deferral of the excess of standard-offer service revenues over standard-offer service expenses. The greatest impact on increased energy sales related revenues in the 2001 quarter was the effect of various increases in the Company's standard-offer service rates since the advent of competition in March 2000. The current standard-offer service rates for residential/small commercial and large industrial customers are approximately 62% and 58% higher, respectively than the initial standard-offer service rates that were in effect starting March 1, 2000. These increases were offset to some extent by a 2.7% reduction in standard-offer related energy sales in the second quarter of 2001 as compared to the second quarter of 2000.

EXPENSES

Fuel for generation and purchased power expense, excluding the cost of standard-offer service purchased power, increased by approximately $1.2 million in the second quarter of 2001 as compared to the second quarter of 2000. As previously discussed, ISO New England costs associated with transmission constraints were approximately $643,000 greater in the 2001 quarter as compared to the 2000 quarter, and transmission costs were $585,000 higher in the 2001 quarter as a result of the previously discussed reserve associated with adjustments to revenue related to filings with the NEPOOL.

Purchased power expense related to providing the standard-offer service increased by approximately $4.8 million in the second quarter of 2001 in comparison to the 2000 quarter. The increase was due principally to an increase in the price of power purchased from suppliers. The prices that the Company contracted for power almost doubled between early 2000 when the prior year contracts were entered into and early 2001 when the current year's contracts were signed

Other operation and maintenance (O&M) expense increased by approximately $1.5 million in the second quarter of 2001 compared to the second quarter of 2000. The increase is due to several factors. The Company's bad debt expense in the second quarter of 2001 was approximately $648,000 greater than in the 2000 quarter, including the effects of the previously discussed changes in the bad debt reserve in the second quarters of each year. Also, other O&M increased in the 2001 quarter by approximately $318,000 and $262,000, respectively, related to the previously discussed increase in the environmental remediation reserve and incremental costs associated with the Company's involvement in the RTO. Also, in the second quarter of 2001 the Company recorded approximately $564,000 of expense associated with regulatory assessments from the MPUC and the Office of the Public Advocate (OPA), while in the second quarter of 2000 the Company only incurred approximately $117,000 of expense associated with the assessment from the OPA. The MPUC assessment in 2000 was recorded in the third quarter. The Company's pension expense was approximately $304,000 greater in the second quarter of 2001 as compared to 2000 due principally to changes in actuarial assumptions used in calculating pension expense and the end of the amortization of the transition pension benefit in 2001. Finally increasing other O&M in the second quarter of 2001 was a $476,000 increase in payroll expense, which was due principally to an extra week of payroll included in the second quarter 2001 expense (timing) and the impact of the 3.75% wage rate increase for bargaining unit employees effective January 1, 2001 and various individual wage rate increases for non-bargaining unit employees.

Decreasing other O&M expense in the second quarter of 2001 was approximately $1.1 million in costs associated with the Company's proposed merger with Emera recorded in June 2000. The Company reclassified these costs to Other Income and (Deductions) in the fourth quarter of 2000. Incremental merger related costs in 2001 have also been recorded as a component of Other Income and (Deductions).

Depreciation and amortization expense increased $326,000 in the second quarter of 2001 as compared to the 2000 due principally to additions to the Company's electric plant in service.

Effective with the March 1, 2000 rate change, the Company began amortizing the deferred asset sale gain over a 70 month period. The annual amortization amounts are being recorded in an uneven manner in order to levelize the Company's revenue requirement over this period. As a result of an increase in the Company's FERC regulated transmission rates on June 1, 2000, and the desire to not increase rates to its retail customers so close to the implementation of electric industry restructuring, which occurred on March 1, 2000, the Company agreed to reduce its MPUC jurisdictional distribution rates in an amount equal to the increase in its transmission rates. The reduction in the distribution rates was accomplished by accelerating the amortization of the deferred asset sale gain through May 2001 by an annualized total of $2.5 million.

Effective April 15, 2001, and through February 28, 2002, in an effort to mitigate the effects of increased energy prices for the Company's large customers, the MPUC ordered the Company to reduce its distribution and stranded cost electric rates to certain large customers by $.008/kWh. To fund this rate reduction and corresponding decrease in revenues, the MPUC ordered the Company to accelerate the amortization of the deferred asset sale gain in an amount necessary to offset the estimated decrease in revenues caused by the rate reduction. The asset sale gain amortization is expected to be increased by approximately $2.5 million over the 10.5 month period the reduced rates are in effect. Also, the Company's FERC jurisdictional transmission rates changed on June 1, 2001. Consistent with 2000, the Company has proposed to reduce its distribution rates via an adjustment to the asset sale gain amortization to offset the change in the transmission rates effective June 1, 2001. The annualized accelerated amortization associated with the transmission rate change amounts to approximately $1.6 million and ends in May 2002.

The decrease in total federal and state income taxes was principally a function of lower earnings in the second quarter of 2001 as compared to the 2000 quarter. This was offset to some extent by the impact of an audit by the State of Maine associated with investment tax credits claimed by the Company in prior years' income tax returns. The audit resulted in the Company being assessed for improperly claiming approximately $183,000 of investment tax credits. The Company is currently involved in litigation with the State of Maine contesting the audit findings. Management cannot currently predict the outcome of this litigation. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.

OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENS

Allowance for funds used during construction, which includes carrying costs on certain regulatory assets and liabilities, increased by $41,000 in second quarter of 2001 relative to 2000 due principally to increased carrying costs being recorded on deferred standard-offer service and deferred special rate contract revenue regulatory assets and on exercised PERC common stock warrants. These increases were offset to some extent by reduced AFDC as a result of decreased construction activity in 2001 as compared to 2000.

Other income, net of income taxes, decreased by approximately
$451,000 in the second quarter of 2001.   Investment income decreased by
approximately $288,000 in the 2001 quarter due principally to reductions in the Company's available cash balances (see the section on Liquidity and Capital Resources). Also impacting the decrease in other income in the second quarter of 2001 was approximately $114,000 of incremental merger related costs being incurred.

Long-term debt interest expense decreased $394,000 in the second quarter of 2001 as compared to 2000 due primarily to a $14 million principal payment on the Company's Finance Authority of Maine (FAME) Revenue Notes at the end of June 2000 and monthly principal payments on the $24.8 million medium term notes from July 2000 through June 2001 amounting to $5.85 million.

Other interest expense increased $41,000 due principally to approximately $95,000 of interest charged by the State of Maine associated with the previously discussed audit adjustment related to disallowed investment tax credits. This was offset to some extent by a reduction in the amortization of debt issuance costs in the second quarter of 2001. The amortization decrease was primarily attributable to the end of the amortization period of certain deferred debt issuance costs in June 2000.

SIX MONTHS OF 2001 AS COMPARED TO THE SIX MONTHS OF 2000
EARNINGS

	For the six months ended June 30, 2001 and 2000 basic earnings per common share were $.58 and $.70, respectively. The six-month earning numbers declined for the same reasons as mentioned above offset by the positive impact of higher energy sales in the first quarter of 2001 due principally to colder weather in the 2001 quarter as compared to 2000.

REVENUES

	With the implementation of retail competition effective March 1, 2000, comparisons of electric operating revenues for the first six months of 2001 as compared to the first six months of 2000 is difficult. Total electric operating revenues, including standard-offer service, increased by approximately $11.5 million, or 11.7%, for the first six months of 2001 as compared to the 2000 period. Principally as a result of the previously discussed standard-offer service rate increases in 2000 and 2001, electric operating revenues attributable to energy sales were approximately $11
million higher in the 2001 period.   The impact of the increased standard-
offer service rates were offset to some extent by a 10% reduction in total energy sales in 2001, due principally to the previously discussed HoltraChem shutdown in 2000, and by the approximately 2.9% fully-bundled rate decrease on March 1, 2000 when electric restructuring was implemented. Energy sales to the Company's non-large special contract customers increased by 1.2% in the first six months of 2001 as compared to the 2000 period.

	Other revenues, which increased by approximately $560,000 in the first six months of 2001, were positively impacted by an approximately $1.8 million increase in off-system sales. The increase occurred principally for the same reasons discussed for the second quarters of 2001 as compared to
2000 and also due to the fact the Company's revenues realized from the
Chapter 307 sales did not begin in 2000 until March 1. Also enhancing other revenues in 2001 was a $1.2 million increase in revenues associated with the
previously discussed deferral of special rate contract revenues.   The
increase was due to the previously discussed reasons for the second quarters of 2001 as compared to 2000 and also due to the fact the Company did not begin
the deferral of these revenues in 2000 until March 1.   These increases were
offset by the impact of a $4 million reduction in revenues associated with the standard-offer service deferral mechanism. In 2001, the Company's energy sales related to standard-offer revenues were greater than the associated costs of providing the standard-offer service, and consequently the Company's recorded reductions in other revenues of approximately $3.5 million. In the 2000 period, starting March 1, the Company recorded additional other revenues of approximately $541,000 as a result of standard-offer costs exceeding energy sales related standard-offer revenues.

EXPENSES

Total fuel for generation and purchased power expense, including the standard offer, increased approximately $12.7 million in the 2001 period as compared to 2000. The increase was due to the reasons discussed above for the second quarters of 2001 and 2000 as well as several factors in the first quarters of each year. ISO New England costs associated with transmission constraints were approximately $448,000 greater in the first six months of 2001 as compared to the 2000 period. Total power purchases in the first quarter of 2001 were fairly consistent with those in the 2000 quarter due to the Company continuing to fulfill its existing power purchase contract obligations subsequent to the implementation of the electric industry restructuring on March 1, 2000 and procuring power to serve the standard-offer load. In the first two months of 2001, though, the Company purchased significantly more power on the spot power market as compared to 2000 as a result of the expiration of the power contracts that had been in place in the 2000 period. Further, the market prices for power were higher due to higher fuel prices and possibly lack of sufficient competition in the generation market.

	Offsetting these increases were lower transmission related costs, including those associated with NEPOOL, in the 2001 period as compared to 2000. In 2001, the Company realized reduced transmission costs as a result of the construction of additional qualifying transmission facilities whose costs are recoverable from the other NEPOOL transmission owners.

	Other O&M expense increased by $1.4 million in the first six months of 2001 as compared to the first six months of 2000. The reasons for the increases and offsetting decreases for this period are consistent with those presented for the second quarters of each year.

	Depreciation and amortization expense increased by approximately $1.1 million in the 2001 period as compared to 2000 due principally to two factors, the first being additions to the Company's electric plant in service. Also increasing depreciation expense was the effect of a depreciation study conducted in December 1996, which determined that the Company's reserve for depreciation was overaccumulated by approximately $3.6 million. In connection with the MPUC's rate order in February 1998, the Company was allowed to amortize this balance over a two-year period, starting in February 1998. The amortization was increased in June 1999 as a result of the Company's generation asset sale. See the 2000 Form 10-K for a complete discussion of this transaction. The amortization recorded as a reduction in depreciation expense in the first quarter of 2000 amounted to $308,000.

	The $245,000 increase in amortization of contract buyouts and restructuring in the 2001 period was due to changes, effective March 1, 2000 with the implementation of new rates, in the amortization of the deferred Beaver Wood contract buyout costs and the deferred costs associated with the June 1998 restructuring of the Penobscot Energy Recovery Company (PERC) purchased power contract. The Beaver Wood amortization was $141,000 higher in the first quarter of 2000 and is being amortized at an annual rate of $3.9 million which started March 2000. Prior to the implementation of new rates in March 2000, the Company was recovering deferred PERC restructuring costs at an annual rate of $1 million. Effective March 1, 2000, recovery of PERC restructuring costs was adjusted to include the estimated future value of warrants to be exercised. The adjusted annual amortization amounts to $1.6 million. For a complete discussion of the Beaver Wood purchased power contract buyout and the PERC contract restructuring, see the 2000 Form 10-K.

	The increase in the amortization of the deferred asset sale gain and the decrease in the state and federal income tax expense in first six months of 2001 as compared to 2000 were each due principally to the same reasons as discussed previously for the second quarters of 2001 and 2000.

OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENSE

	Allowance for funds used during construction, which includes carrying costs on certain regulatory assets and liabilities, increased by $785,000 in first six months of 2001 relative to 2000 due mainly to approximately $463,000 in carrying costs being recorded on the deferred asset sale gain in 2000. The Company also recorded increased carrying costs on deferred standard-offer service costs, deferred special rate contract revenues, and on exercised PERC common stock warrants in the 2001 period as compared to the 2000 period.

	Other income, net of income taxes decreased by approximately $328,000 in the first six months of 2001 principally as a result of the previously discussed reasons for the second quarters of 2001 and 2000. These decreases were offset to some extent by a higher level of start-up costs associated with non-core activities in the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events in the first six months of 2001 and 2000 as they affect the Company's liquidity. Net increase in cash from operating activities was approximately $10.8 million in the first six months of 2001 as compared to $26.2 million in the 2000 period. The largest single item impacting the change in operating cash flows in the 2001 period was payments made in connection with Company's common stock warrants. For a more complete discussion of the common stock warrants, see the 2000 Form 10-K. In 2001, the Company made approximately $8.8 million in payments to the warrant holders as compared to approximately $1.4 million in 2000. The decrease in operating cash flows in the first six months of 2001 relative to the 2000 period was also affected by the impact of deferred special rate contract revenues. The Company deferred $1.7 million in 2001 as compared to $520,000 in 2000 associated with realizing less revenues from special rate contract customers than the amounts assumed in the Company's
rates which became effective  March 1, 2000.   In the 2001 period the Company
made approximately $1.5 million more in state and federal income tax payments principally as a result of an audit by the Internal Revenue Service of the Company's 1998 and 1999 corporate income tax returns.

These increases in operating cash flows were offset to some extent by an increase in cash inflows associated with the standard-offer service. In 2001, the Company's standard-offer service revenues exceeded associated costs by approximately $3.5 million, while in the corresponding 2000 period, the costs exceeded revenues by approximately $541,000.

Construction expenditures were approximately $176,000 lower in the 2001 period as compared to 2000 due to reductions in the Company's capital budget.

The increase in common dividends paid in the first six months of 2001 was due to an increase in the common dividend from $.15 to $.20 per share in March 2000.

The increase in payments on long-term debt is due principally to the higher monthly principal payments on the $24.8 million medium term notes in the 2001 period relative to 2000, and at the end of June 2001 the Company made a $15.1 million principal payment on the FAME revenue notes, as compared to a $14 million principal payment at the end of June 2000.

The Company had maintained full borrowing capacity under its revolving credit facility, with no new borrowings since early 1999. Without the cash on hand to fund the required FAME debt payment at the end of June 2001, the Company borrowed $6 million under its short-term credit facilities at the end of June. On June 29, 2001, the Company extended the Amended and Restated Revolving Credit Agreement until October 1, 2001. As more fully discussed in the 2000 Form 10-K, the facility provides for a $30 million line of credit. The terms of the revolver essentially remain the same, however, the zero coupon first mortgage bonds, which also expired on June 29, 2001 and provided collateral to the banks involved in the facility, were not extended along with the facility. In addition, the Company entered into a unsecured working capital line of credit of $10 million. Borrowings under the $10 million line of credit are priced in the same manner as the revolver credit line. Under the current projections of cash needs, the new facilities should provide adequate borrowing capacity until a longer term financing structure is implemented. The Company was in compliance with all financial covenants associated with the two credit agreements as of June 30, 2001. For additional discussion of liquidity and capital resources, see the Company's 2000 Form 10-K.

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

	The Company has recorded a liability, based on currently available information, for what it believes are the estimated future environmental cleanup costs that the Company expects to incur for this waste disposal site.
 At June 30, 2001, the liability recorded by the Company for its estimated environmental remediation costs amounted to $457,000. The Company's actual future environmental remediation costs may be different as additional factors become known.

	The Company estimates that during 2001 it will incur approximately $248,000 in operations expense to comply with environmental standards for
air, water and hazardous materials.   This amount may change based on facts
and circumstances that occur in 2001.

DISCLOSURES ABOUT MARKET RISK

	The Company's major financial market risk exposure is changing interest rates. Changes in interest rates will affect interest paid on variable rate debt and the fair value of fixed rate debt. The Company manages interest rate risk through a combination of both fixed and variable rate debt instruments and an interest rate swap, which is associated with the Company's medium term notes (See Note 14 to the 2000 Form 10-K). As of June 30, 2001, the Company had $8.7 million of medium term notes outstanding which bear floating, LIBOR-based rates (3.8625% LIBO rate at June 30, 2001). The interest rate swap fixes the interest rate on the medium term notes at 5.72% for the full notional amount of the debt. See Note 4 to the 2000 Form 10-K for a discussion of these medium term notes.

NEW ACCOUNTING PRONOUNCEMENTS

	On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method-the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the Statement, which for the Company, will be January 1, 2002.

	The issuance of these two statements will impact Emera's accounting for its acquisition of the Company when the merger transaction is completed. Management is currently examining the impact of the adoption of this standard on the Company.

	At the end of June 2001 the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". This standard will require entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

	This standard is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the potential impact of this statement.

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

			BANGOR HYDRO-ELECTRIC COMPANY
			 CONSOLIDATED BALANCE SHEETS
				 000's Omitted
				  (Unaudited)



							June 30,     Dec. 31,
Assets                                                    2001         2000
						       ---------    ---------
Investment In Utility Plant:
    Electric plant in service, at original cost      $  319,676   $  316,167
    Less - Accumulated depreciation and amortization     90,431       86,684
						     ----------   ----------
						     $  229,245   $  229,483
    Construction work in progress                         7,261        5,458
						     ----------   ----------
						     $  236,506   $  234,941
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company             $    4,841   $    4,950
       Maine Electric Power Company, Inc.                   850          672
						     ----------   ----------
						     $  242,197   $  240,563
						     ----------   ----------
Other Investments, at cost                           $    3,352   $    3,175
						     ----------   ----------
Funds held by trustee, at cost                       $   22,697   $   22,696
						     ----------   ----------
Current Assets:
    Cash and cash equivalents                        $    1,351   $   12,463
    Accounts receivable, net of reserve
       $961 in 2001 and $761 in 2000                     20,368       21,732
    Unbilled revenue receivable                          14,788       15,779
    Inventories, at average cost:
       Material and supplies                              2,597        2,585
       Fuel oil                                              70           94
    Prepaid expenses                                        462          829
						     ----------   ----------
       Total current assets                          $   39,636   $   53,482
						     ----------   ----------
Regulatory Assets and Deferred Charges:
    Investment in Seabrook nuclear project, net of
       accumulated amortization of $34,421 in 2001
       and $33,571 in 2000                           $   24,421   $   25,271
    Costs to terminate/restructure purchased power
       contracts, net of accumulated amortization
       of $134,450 in 2001 and $123,172 in 2000          93,805       99,312
    Maine Yankee decommissioning costs                   39,453       43,028
    Other regulatory assets                              41,033       41,025
    Other deferred charges                                3,047        3,668
						     ----------   ----------
       Total regulatory assets and deferred charges  $  201,759   $  212,304
						     ----------   ----------
	  Total Assets                               $  509,641   $  532,220
						     ==========   ==========

See notes to the consolidated financial statements.


		     BANGOR HYDRO-ELECTRIC COMPANY
		      CONSOLIDATED BALANCE SHEETS
			     000's Omitted
			      (Unaudited)



							June 30,     Dec. 31,
Stockholders' Investment and Liabilities                  2001         2000
						       ---------    ---------

Capitalization:
    Common stock investment                          $  134,820   $  137,420
    Preferred stock                                       4,734        4,734
    Long-term debt, net of current portion              141,885      161,960
						     ----------   ----------
	 Total capitalization                        $  281,439   $  304,114
						     ----------   ----------
Current Liabilities:
    Notes payable - banks                            $    6,000   $        -
						     ----------   ----------
    Other current liabilities -
      Current portion of long-term debt              $   23,300   $   21,340
      Accounts payable                                   23,909       24,785
      Dividends payable                                   1,539        1,539
      Accrued interest                                    2,509        2,529
      Customers' deposits                                   536          502
      Current income taxes payable                        1,793          306
						     ----------   ----------
	 Total other current liabilities             $   53,586   $   51,001
						     ----------   ----------
	 Total current liabilities                   $   59,586   $   51,001
						     ----------   ----------
Commitments and Contingencies

Regulatory and Other Long-term Liabilities:
    Deferred income taxes - Seabrook                 $   12,666   $   13,109
    Other accumulated deferred income taxes              58,996       58,314
    Maine Yankee decommissioning liability               39,453       43,028
    Deferred gain on asset sale                          18,787       22,789
    Other regulatory liabilities                         10,061       12,556
    Unamortized investment tax credits                    1,382        1,452
    Accrued pension and postretirement benefit costs     13,523       12,124
    Other long-term liabilities                          13,748       13,733
						     ----------   ----------
  Total regulatory and other long-term liabilities   $  168,616   $  177,105
						     ----------   ----------
    Total Stockholders' Investment and Liabilities   $  509,641   $  532,220
						     ==========   ==========

See notes to the consolidated financial statements.




		     BANGOR HYDRO-ELECTRIC COMPANY
	     CONSOLIDATED STATEMENTS OF CAPITALIZATION
			    000's Omitted
			     (Unaudited)


							  June 30,    Dec. 31,
							    2001        2000
							  ---------   ---------
Common Stock Investment
     Common stock, par value $5 per share-              $   36,817  $   36,817
	  Authorized -- 10,000,000 shares
	  Outstanding -- 7,363,424 shares in 2001 and 2000
     Amounts paid in excess of par value                    54,800      58,643
     Accumulated other comprehensive loss                      (62)          -
     Retained earnings                                      43,265      41,960
							----------  ----------
	  Total common stock investment                 $  134,820  $  137,420
							----------  ----------
Preferred Stock
     Non-participating, cumulative, par value $100 per share,
	authorized 600,000 shares, not redemable or
	redeemable solely at the option of the issuer-
	   7%, Noncallable, 25,000 shares
	      authorized and outstanding                $    2,500  $    2,500
	   4.25%, Callable at $100, 4,840 shares
	      authorized and outstanding                       484         484
	   4%, Series A, Callable at $110, 17,500 shares
	      authorized and outstanding                     1,750       1,750
							----------  ----------
							$    4,734  $    4,734
							----------  ----------
Long-Term Debt
     First Mortgage Bonds-
	  10.25%  Series due 2020                       $   30,000  $   30,000
	   8.98%  Series due 2022                           20,000      20,000
	   7.38%  Series due 2002                           20,000      20,000
	   7.30%  Series due 2003                           15,000      15,000
							----------  ----------
							$   85,000  $   85,000
							----------  ----------
     Other Long-Term Debt-
	 Finance Authority of Maine - Taxable Electric Rate
	    Stabilization Revenue Notes,
	    7.03% Series 1995A, due 2005                $   71,500  $   86,600
	 Medium Term Notes, Variable interest rate-
	    LIBO rate plus 1.125%, due 2002                  8,685      11,700
							----------  ----------
							$   80,185  $   98,300
	      Less:  Current portion of long-term debt      23,300      21,340
							----------  ----------
							$   56,885  $   76,960
							----------  ----------
	      Total Long-Term Debt                      $  141,885  $  161,960
							----------  ----------
		   Total Capitalization                 $  281,439  $  304,114
							==========  ==========
   See notes to the consolidated financial statements.


		      BANGOR HYDRO-ELECTRIC COMPANY
		 CONSOLIDATED STATEMENTS OF CASH FLOWS
			    000's Omitted
			     (Unaudited)


							Six Months Ended
							 June 30,    June 30,
							   2001        2000
							 ---------   ---------
Cash Flows From Operating Activities:
  Net income                                           $   4,383   $   5,277
    Adjustments to reconcile net income to net cash
       from operating activities:
	   Depreciation and amortization                   5,423       4,370
	   Amortization of Seabrook nuclear project          850         850
	   Amortization of contract buyouts and
	     restructuring                                11,278      11,033
	   Amortization of deferred asset sale gain       (3,859)     (2,172)
	   Other amortizations                               819       1,212
	   Allowance for equity funds used
	     during construction                            (319)         93
	   Deferred income tax provision and
	     amortization of investment tax credits       (3,989)     (4,615)
    Changes in assets and liabilities:
	   Costs to restructure purchased power contract    (500)       (500)
	   Deferred standard-offer service costs           3,503        (541)
	   Deferred special rate contract revenues        (1,726)       (520)
	   Deferred incremental Maine Yankee costs             -         808
	   Exercise of PERC warrants-cash paid
	     in lieu of issuing shares                    (8,845)     (1,365)
	   Accounts receivable, net and unbilled revenue   2,355       5,946
	   Accounts payable                                 (876)      1,399
	   Accrued interest                                  (20)        (78)
	   Current and deferred income taxes               1,489       3,884
	   Accrued postretirement benefit costs            1,025         943
	   Other current assets and liabilities, net         413         436
	   Other, net                                       (606)       (308)
						       ----------  ----------
Net Increase in Cash From Operating Activities:        $  10,798   $  26,152
						       ----------  ----------
Cash Flows From Investing Activities:
     Construction expenditures                         $  (6,423)  $  (6,599)
     Allowance for borrowed funds used during
       construction                                         (294)         79
						       ----------  ----------
Net Decrease in Cash From Investing Activities         $  (6,717)  $  (6,520)
						       ----------  ----------
Cash Flows From Financing Activities:
     Dividends on preferred stock                      $    (133)  $    (133)
     Dividends on common stock                            (2,945)     (2,578)
     Payments on long-term debt                          (18,115)    (16,625)
     Short-term debt, net                                  6,000           -
						       ----------  ----------
Net Decrease in Cash From Financing Activities         $ (15,193)  $ (19,336)
						       ----------  ----------
Net (Decrease) Increase in Cash and Cash Equivalents   $ (11,112)  $     296
Cash and Cash Equivalents at Beginning of Period          12,463      15,691
						       ----------  ----------
Cash and Cash Equivalents at End of Period             $   1,351   $  15,987
						       ==========  ==========
Cash Paid During the Six Months for:
     Interest (Net of Amount Capitalized)              $   6,762   $   8,239
     Income Taxes                                          5,866       4,215
						       ==========  ==========

See notes to consolidated financial statements.

			BANGOR HYDRO-ELECTRIC COMPANY
	 CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT
			      000's Omitted
			       (Unaudited)


						      Amounts                Accumulated     Total
						      Paid in                   Other        Common
					  Common     Excess of   Retained    Comprehensive   Stock
					   Stock     Par Value   Earnings       Loss       Investment
					--------    ----------  ----------  ------------------------
Balance December 31, 1999                $36,817     $58,890     $37,015     $       -     $132,722
Net income                                     -           -       5,277             -        5,277
Cash dividends declared on-
  Preferred stock                              -           -        (133)            -         (133)
  Common stock                                 -           -      (2,946)            -       (2,946)
Exercise of warrants-cash paid
  in lieu of issuing shares                    -        (169)          -             -         (169)
					--------    ----------  ----------  ------------------------
Balance June 30, 2000                    $36,817     $58,721     $39,213     $       -     $134,751
					========    ==========  ==========  ========================
Balance December 31, 2000                $36,817     $58,643     $41,960     $       -     $137,420
Net income                                     -           -       4,383             -        4,383
Other comprehensive loss
  net of taxes:
     Unrealized loss on interest
       rate swap                               -           -           -           (62)         (62)
											  ----------
	 Total Comprehensive income                                                        $  4,321
Cash dividends declared on-                                                               ----------
  Preferred stock                              -           -        (133)            -         (133)
  Common stock                                 -           -      (2,945)            -       (2,945)
Exercise of warrants-cash paid                                                                    -
  in lieu of issuing shares                    -      (3,843)          -             -       (3,843)
					--------    ----------  ----------  ------------------------
Balance June 30, 2001                    $36,817     $54,800     $43,265     $     (62)    $134,820
					========    ==========  ==========  ========================

See notes to the consolidated financial statements



		   BANGOR HYDRO-ELECTRIC COMPANY
	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
			 JUNE 30, 2001
			 -------------
			  (Unaudited)


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

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the periods ended June 30, 2001 and 2000.

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

(2)  INCOME TAXES:

The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the federal income tax provision:


					  Six Months Ended June 30,

					    2001           2000
				       -------------   ---------------
					Amount    %     Amount   %
					   (Dollars in Thousands)
					------------------------------
Federal income tax provision
   at statutory rate                    $2,737  35.0   $3,033   35.0
Plus (Less) permanent reductions
   in tax expense resulting
   from statutory exclusions
   from taxable income                     103   1.3      (49)   (.6)
					------  ----   ------   ----
Federal income tax provision before
   effect of temporary differences
   and investment tax credits           $2,840  36.3   $2,984   34.4
Less temporary differences that
   are flowed through for rate-
   making and accounting purposes         (219) (2.8)    (142)  (1.6)
Less utilization and amortization
   of investment tax credits               (70)  (.9)     (70)   (.8)
					------  ----   ------   ----
Federal income tax provision            $2,551  32.6   $2,772   32.0
					======  ====   ======   ====


(3)  INVESTMENT IN JOINTLY OWNED FACILITIES:

Condensed financial information for Maine Yankee Atomic Power
Company (Maine Yankee), Maine Electric Power Company, Inc. (MEPCO), and Chester SVC Partnership (Chester) is as follows:



				    MAINE YANKEE          MEPCO
			       ---------------------------------------
				 (Dollars in Thousands - Unaudited)
				  Operations for Six Months Ended
			       ---------------------------------------
			       June 30,  June 30,   June 30,  June 30,
				 2001      2000       2001      2000
OPERATIONS:                    --------  --------   --------  --------
  As reported by investee-
   Operating revenues          $ 31,877  $ 29,121   $  2,682  $  1,773
			       ========  ========   ========  ========
  Earnings applicable to
    common stock               $  2,253  $  2,337   $    978  $    570
			       ========  ========   ========  ========
 Company's reported equity-
   Equity in net income        $    158  $    164   $    139  $     81
    Add(Deduct)-Effect of
    adjusting Company's
    estimate to actual               12        (5)        45        21
			       --------  --------   --------  --------
  Amounts reported by Company  $    166  $    159   $    184  $    102
			       ========  ========   ========  ========



				 MAINE YANKEE            MEPCO
			     ---------------------------------------
			       (Dollars in Thousands - Unaudited)
				       Financial Position at
			     ---------------------------------------
			     June 30,  Dec. 31,   June 30,  Dec. 31,
			      2001       2000       2001      2000
FINANCIAL POSITION:         --------- ---------  ---------  --------
As reported by investee-
  Total assets             $  832,369 $  915,097  $  6,406  $  5,873
  Less-
   Preferred stock                  -     15,000         -         -
   Long-term debt              36,000     40,800         -         -
   Other liabilities and
     deferred credits         725,222    788,703       467       863
			   ----------  ---------  --------  --------
  Net assets               $   71,147 $   70,594  $  5,939  $  5,010
			   ========== ==========  ========  ========
Company's reported equity-
  Equity in net assets     $    4,980 $    4,942  $    843  $    711
   Add(Deduct)- Effect
   of adjusting Company's
   estimate to actual             139          8         7       (39)
			   ---------- ----------  --------  --------
Amounts reported by Co.    $    4,841 $    4,950  $    850  $    672
			   ========== ==========  ========  ========



					    Chester
			    ------------------------------------------
				(Dollars in Thousands - Unaudited)
				 Operations for Six Months Ended
			    ------------------------------------------

					June 30,    June 30,
					  2001        2000
				       ---------   ---------
OPERATIONS:
As reported by investee-
 Operating revenues                      $ 2,021    $ 2,115
					 =======    =======
 Net Income                              $     -    $     -
					 =======    =======
Company's reported equity
 in net income                           $     -    $     -
					 =======    =======


				       Financial Position at
					 June 30,  Dec. 31,
					   2001      2000
					---------  --------
FINANCIAL POSITION:
As reported by investee-
  Total assets                          $ 23,345  $ 24,082
  Less-
   Long-term debt                         21,697    22,288
   Other liabilities                       1,648     1,794
					--------  --------
  Net assets                            $      -  $      -
					========  ========
Company's reported equity
  in net assets                         $      -  $      -
					========  ========


(4)  EARNINGS PER SHARE:

The following table reconciles basic and diluted earnings per common share assuming all stock warrants were converted to common shares.


			  (Amounts in 000's, except per share data)
			  For the Three Months    For the Six Months
				  Ended                  Ended
			  ---------------------  ---------------------
			   June 30,   June 30,    June 30,   June 30,
			     2001       2000        2001       2000
			   --------   --------    --------   --------
Earnings (Loss) applicable
  to common stock          $   (268)  $  1,272    $  4,250   $  5,144
			   --------   --------    --------   --------
Average common
  shares outstanding          7,363      7,363       7,363      7,363
Plus: incremental
  shares from assumed
  conversion                    750        857         836        873
			   --------   --------    --------   --------
Average common shares
  outstanding plus
  assumed warrants
  converted                   8,114      8,220       8,199      8,236
			   --------   --------    --------   --------
Basic earnings (loss)
  per common share         $   (.04)   $   .17    $    .58   $    .70
			   ========   ========    ========   ========
Diluted earnings (loss)
  per common share         $   (.03)   $   .15    $    .52   $    .62
			   ========   ========    ========   ========


(5)  ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

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

The accounting for derivative financial instruments can change based on guidance received from the Derivatives Implementation Group
(DIG). The DIG identifies practice issues that arise from applying the requirements of SFAS 133 and advises the Financial Accounting Standards Board on how to resolve those issues.

In the second quarter of 2001, the DIG reached a conclusion as to the interpretation of clearly and closely related contracts that qualify for the normal purchase and sales exception under SFAS 133. The conclusion of the DIG was that for contracts with prices indexed to the Consumer Price Index (CPI), these would not qualify for the normal purchase and sale exception under SFAS 133 and would need to be accounted for as derivatives under this statement effective July 1, 2001. The Company has two power contracts (one purchase and one sale) with prices indexed to a broad price measure similar to the CPI, that were excluded from the scope of SFAS 133 on January 1, 2001, as a
result of the normal purchase and sale exception.   Given the DIG's
conclusion, the Company will be required to account for these power contracts as derivatives in accordance with SFAS 133 and record them at fair value on the Company's consolidated balance sheet in the third
quarter of 2001.   The fair value of the above-market portion of these
contracts as of June 30, 2001 represents a liability. The Company will record a regulatory asset to offset this liability, since the Company is currently recovering the net above-market cost of these
contracts as part of its stranded cost recovery.   As a result of this
regulatory accounting, the recording of these contracts on the Company's consolidated balance sheet will not result in an impact on earnings.

(6) RECLASSIFICATIONS:

Certain 2000 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended June 30, 2001.



		 BANGOR HYDRO-ELECTRIC COMPANY




	    FORM 10-Q FOR PERIOD ENDING JUNE 30, 2001




			   PART II



Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

	Exhibits:  None.
	--------


	Reports on Form 8-K: None.
	-------------------



		      BANGOR HYDRO-ELECTRIC COMPANY

	       FORM 10-Q FOR PERIOD ENDED JUNE 30, 2001




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




					    BANGOR HYDRO-ELECTRIC COMPANY
						    (Registrant)



						 /s/ Frederick S. Samp
Dated: August 14, 2001                          _____________________________
						Frederick S. Samp
						Vice President - Finance & Law
						(Chief Financial Officer)