Form 10-Q
period 2001-09-30
BANGOR HYDRO ELECTRIC CO
filed 2001-11-13
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
		    WASHINGTON, D.C.  20549

			    FORM 10-Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
	15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2001       Commission File No. 0-505
		      -----------------                            -----

		     BANGOR HYDRO-ELECTRIC COMPANY
		     -----------------------------
	(Exact Name of Registrant as specified in its Charter)


	      Maine                                01-0024370
	      -----                                ----------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)                Identification No.)


    33 State Street, Bangor, Maine                04401
    ------------------------------                -----
(Address of Principal Executive Offices)       (Zip Code)


Registrant's Telephone Number, including Area Code    207-945-5621
						      ------------

				 None
				 ----
	   Former Name, Former Address and Former Fiscal Year,
		       if Changed Since Last Report


	Outstanding Common Stock, $5 Par Value - 7,363,424 Shares
			   September 30, 2001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




			 Yes   X        No ____
			      ----



			FORM 10-Q

	FOR THE QUARTER ENDED SEPTEMBER 30, 2001



PART I - FINANCIAL INFORMATION
							   PAGE
							   ----
Cover Page                                                   1

Index                                                        2

Consolidated Statements of Income                            3

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                         4

Consolidated Balance Sheets - September 30, 2001 and
  December 31, 2000                                         28

Consolidated Statements of Capitalization                   30

Consolidated Statements of Cash Flows                       31

Consolidated Statements of Common Stock Investment          32

Notes to the Consolidated Financial Statements              33


PART II - OTHER INFORMATION                                 40

Item 6 - Exhibits and Reports on Form 8-K                   41

Signature Page                                              42


		     BANGOR HYDRO-ELECTRIC COMPANY
		  CONSOLIDATED STATEMENTS OF INCOME
	       000's Omitted Except Per Share Amounts
			      (Unaudited)
						       Three Months Ended                  Nine Months Ended
						  Sept. 30,          Sept. 30,        Sept. 30,         Sept. 30,
						      2001               2001             2001              2001
						  -----------        ----------       ----------        ----------
Operating Revenues:
    Electric operating revenue                    $     33,042       $    34,522    $       98,664    $      111,386
    Standard offer service                              22,528            24,119            67,113            45,939
						  ------------       -----------    --------------    --------------
						  $     55,570       $    58,641    $      165,777    $      157,325
						  ------------       -----------    --------------    --------------
Operating Expenses:
    Fuel for generation and purchased power       $      9,169       $     8,494    $       25,587    $       34,299
    Standard offer service purchased power              22,220            24,074            65,894            45,666
    Other operation and maintenance                      8,620             9,956            28,848            28,748
    Depreciation and amortization                        2,404             2,461             7,827             6,831
    Amortization of Seabrook nuclear unit                  424               424             1,274             1,274
    Amortization of contract buyouts
       and restructuring                                 5,640             5,639            16,918            16,672
    Amortization of deferred asset sale gain            (2,112)           (2,095)           (5,971)           (4,267)
    Taxes -
       Local property and other                          1,173             1,145             3,773             3,742
       State Income                                        410               454             1,156               954
       Federal Income                                    1,523             1,554             3,576             3,912
						  ------------       -----------      ------------      ------------
						  $     49,471       $    52,106      $    148,882      $    137,831
						  ------------       -----------      ------------      ------------
Operating Income                                  $      6,099       $     6,535      $     16,895      $     19,494
						  ------------       -----------      ------------      ------------
Other Income And (Deductions):
    Allowance for equity funds used
       during construction                        $        146       $       153      $        465      $         60
    Other, net of applicable income taxes                  216               929               814             1,855
						  ------------       -----------      ------------      ------------
Income Before Interest Expense                    $      6,461       $     7,617      $     18,174      $     21,409
						  ------------       -----------      ------------      ------------
Interest Expense:
    Long-term debt                                $      3,276       $     3,649      $     10,429      $     11,588
    Other                                                  252               178               723               675
    Allowance for borrowed funds used
       during construction                                (129)             (150)             (423)              (71)
						  ------------       -----------      ------------      ------------
						  $      3,399       $     3,677      $     10,729      $     12,192
						  ------------       -----------      ------------      ------------
Net Income                                        $      3,062       $     3,940      $      7,445      $      9,217

Dividends On Preferred Stock                                66                66               199               199
						  ------------       -----------      ------------      ------------
Earnings Applicable To Common Stock               $      2,996       $     3,874      $      7,246      $      9,018
						  ============       ===========      ============      ============
Weighted Average Number Of Shares Outstanding            7,363             7,363             7,363             7,363
						  ============       ===========      ============      ============
Earnings Per Common Share:
    Basic                                         $        .41    $         .53    $          .98    $         1.22
    Diluted                                                .37              .46               .89              1.08
						  ============    =============    ==============    ==============
Dividends Declared Per Common Share               $        .20    $         .20    $          .60    $          .60
						  ============    ============     =============     ==============

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

EARNINGS

For the quarters ended September 30, 2001 and 2000 basic earnings per common share were $.41 and $.53, respectively. The largest single item negatively impacting earnings in the third quarter of 2001 was the establishment of a reserve ($.13 per common share after tax reduction in earnings) in connection with potential loss exposure associated with current regulatory proceedings in which the Company is a party. Also impacting the comparative quarterly earnings was the recognition of a gain on the sale of a Company subsidiary in the third quarter of 2000, which resulted in a $.10 per common share benefit to earnings after taxes. Other items impacting the quarterly earnings comparisons were as follows: In the third quarter of 2000 the Company incurred expense associated with Maine Public Utilities Commission (MPUC) regulatory assessments ($.04 per common share after tax impact), while in 2001 the assessment was incurred in the second quarter. In the third quarter of 2001, the Company received an accounting order from the Federal Energy Regulatory Commission allowing the Company to defer previously incurred expenses associated with the Company's involvement in the development of a regional transmission organization (RTO) in New England. For a more complete discussion of the RTO see the section on Important Current Activities. In the third quarter of 2001 the Company recorded deferred RTO related costs that were previously charged to operating expenses in 2001 prior to the third quarter resulting in a $.03 per common share after tax increase in earnings. Further enhancing earnings in the 2001 quarter as compared to 2000 was a reduction in the 2001 quarter of ISO New England costs associated with transmission constraints ($.04 per common share after tax increase in earnings).

IMPORTANT CURRENT ACTIVITIES

MERGER WITH EMERA - In early October 2001, final regulatory approvals for the merger between the Company and Emera, Inc. were received. On October 10, 2001, Emera completed the acquisition of all of the outstanding common stock of the Company for US$26.806 per share in cash. The purchase increases Emera's customer base by 25% and broadens the Company's presence in the expanding northeast energy market. Emera also owns Nova Scotia Power, a fully integrated electric utility that supplies substantially all of the generation, transmission and distribution of electricity in Nova Scotia; and has an interest in the Maritimes & Northeast Pipeline, which transports Sable natural gas through Maine to Boston.

	In connection with the closing of the merger, the Company incurred certain expenses in October 2001, prior to the closing of the merger, amounting to approximately $3.7 million.

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

ALTERNATIVE RATE PLAN FILING - On October 12, 2001, the Company filed a proposal with the MPUC for an alternative rate plan (ARP) that would reduce the overall costs for electricity service for most customers by approximately 10% (or about $8 per month) for a typical residential customer assuming the plan is implemented on March 1, 2002. This plan would also provide rate stability for four years.

	The ARP would accomplish this cost reduction by combining the expected increases in delivery service rates with reductions in the price of the standard offer service already announced by the MPUC. In addition to delivery service rates, the Company's ARP proposal includes incentives to improve the efficiency and the service quality of power delivery services to Bangor Hydro's customers.

	As an alternative to this innovative ARP, the Company has also filed notice of a traditional delivery service rate increase to be implemented by October 1, 2002. If pursued by the MPUC, this more conventional approach would result in higher delivery service rates which, when combined with the announced standard offer price decrease, would result in a reduction in the overall cost for most customers of approximately 8% or $7 per month.

Previously the Company had proposed a plan that in addition to delivery service rates would have included the provision of standard offer service by the Company for both residential and small and medium business customers - this would have resulted in an overall cost reduction of approximately 8%. Though the MPUC order rejected the Company's plan at the time, it also noted an appreciation of the effort to create an attractive alternative.

Management cannot predict the outcome of the regulatory proceedings associated with the Company's rate proposals with the MPUC.

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

Electric operating revenues, excluding revenues associated with the standard-offer service decreased by approximately $1.5 million in the third quarter of 2001. The decrease was principally due to two factors. First, in the third quarter of 2001 there was a $904,000 decrease in off-system sales,
which are principally sales related to resales of purchased power.   Second,
other revenues were reduced in the third quarter of 2001 due to the establishment of the previously discussed reserve in connection with potential loss exposure associated with current regulatory proceedings in which the Company is a party.

Total electric operating revenues, excluding the standard-offer service, attributable to energy sales were approximately $210,000 higher in the third quarter of 2001 than in the 2000 quarter. Two large items impacted the comparability of revenues for the two quarters. Effective July 1, 2001, the Company entered into a special rate contract with a large industrial customer to provide fully bundled electric service (both T&D and energy) to this customer. Formerly, the Company was only providing T&D service to this customer. The Company has entered into a power purchase contract to procure the power necessary to serve this customer under this contact. Principally as a result of the new contract, the Company recognized approximately $1.4 million in greater electric operating revenues associated with this customer in the third quarter of 2001 as compared to the 2000 quarter. Offsetting this increase to some extent was the impact of the shutdown of the Company's formerly largest special contract customer, HoltraChem Manufacturing Company (HoltraChem) on September 15, 2000. Energy sales and corresponding electric operating revenues for HoltraChem were 47.3 million kWh's and $548,000 lower, respectively, in the 2001 quarter as compared to 2000.

Absent the impact of the largest special rate contract customers, energy sales and corresponding revenues were principally flat in the third quarter of 2001 as compared to the third quarter of 2000. The Company experienced warmer weather in the third quarter of 2001 which for the most part positively impacted sales.

Electric operating revenues associated with the standard-offer service were approximately $1.6 million, or 7%, lower in the third quarter of 2001 as compared to the third quarter of 2000. As discussed in more detail in the 2000 Form 10-K, the Company is allowed by the MPUC to defer the difference between revenues realized from the standard-offer sales and the costs incurred to provide this service, including carrying costs on the deferred balance. As a result of this reconciliation mechanism, standard-offer related revenues and expenses do not have any impact on the Company's earnings, although they do result in increases in both categories in the Company's consolidated statements of income. The deferred amount will be recovered from/returned to customers in the future. The decrease in standard-offer service revenues is due to a $6 million reduction in revenues associated with the deferral of the excess of standard-offer service revenues over standard-offer service expenses, offset by an $4.4 million (54.2%) increase in revenues attributable to energy sales. The greatest impact on increased energy sales related revenues in the 2001 quarter was the effect of various increases in the Company's standard-offer service rates since the advent of competition in March 2000. These increases were offset to some extent by a 14.1% reduction in standard-offer related energy sales in the third quarter of 2001 as compared to the third quarter of 2000, due primarily to industrial customers no longer taking the standard-offer service.

EXPENSES

Fuel for generation and purchased power expense, excluding the cost of standard-offer service purchased power, increased by approximately $675,000 in the third quarter of 2001 as compared to the third quarter of 2000. The single largest item affecting this increase was the previously discussed new special rate contract with a large industrial customer. In the third quarter of 2001, the Company incurred $1.1 million of purchased power expense associated with serving the customer. Further increasing purchased power expense in the third quarter of 2001 was the establishment of the previously discussed reserve in connection with potential loss exposure associated with current regulatory proceedings in which the Company is a party. Offsetting these increases to some extent was a $560,000 reduction in the third quarter of 2001 in ISO New England costs associated with transmission constraints. Also reducing purchased power expense to some extent in the 2001 quarter was a reduction in costs associated with power purchases from independent power producers under existing power supply contracts.

Purchased power expense related to providing the standard-offer service decreased by approximately $1.9 million in the third quarter of 2001 in comparison to the 2000 quarter. The decrease was due primarily to the previously discussed 14% reduction in standard-offer service related energy sales in the third quarter of 2001.

  Other operation and maintenance (O&M) expense decreased by approximately $1.3 million in the third quarter of 2001 in comparison to the third quarter of 2000. The decrease is principally a result of two factors.
 First, as previously discussed, in the third quarter of 2000 the Company incurred $525,000 of expense associated with the MPUC regulatory assessments, while in 2001 the assessment was incurred in the second quarter. Second, also previously discussed, in the third quarter of 2001, in connection with an accounting order received from the FERC, the Company recorded deferred RTO related costs that were previously charged to operating expenses in 2001 prior to the third quarter. This deferral resulted in a $371,000 reduction in other O&M expense in the third quarter of 2001.

Effective with the March 1, 2000 rate change, the Company began amortizing the deferred asset sale gain over a 70-month period. The annual amortization amounts are being recorded in an uneven manner in order to levelize the Company's revenue requirement over this period. As a result of an increase in the Company's FERC regulated transmission rates on June 1, 2000, and the desire to not increase rates to its retail customers so close to the implementation of electric industry restructuring, which occurred on March 1, 2000, the Company agreed to reduce its MPUC jurisdictional distribution rates in an amount equal to the increase in its transmission rates. The reduction in the distribution rates was accomplished by accelerating the amortization of the deferred asset sale gain through May 2001 by an annualized total of $2.5 million.

Effective April 15, 2001, and through February 28, 2002, in an effort to mitigate the effects of increased energy prices for the Company's large customers, the MPUC ordered the Company to reduce its distribution and stranded cost electric rates to certain large customers by $.008/kWh. To fund this rate reduction and corresponding decrease in revenues, the MPUC ordered the Company to accelerate the amortization of the deferred asset sale gain in an amount necessary to offset the estimated decrease in revenues caused by the rate reduction. The asset sale gain amortization is expected to be increased by approximately $2.5 million over the 10 1/2 month period the reduced rates are in effect. Also, the Company's FERC jurisdictional transmission rates changed on June 1, 2001. Consistent with 2000, the Company has proposed to reduce its distribution rates via an adjustment to the asset sale gain amortization to offset the change in the transmission rates effective June 1, 2001. The annualized accelerated amortization associated with the transmission rate change amounts to approximately $1.6 million and ends in May 2002.

The decrease in total federal and state income taxes was principally a function of lower earnings in the third quarter of 2001 as compared to the 2000 quarter. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.

OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENS

Allowance for funds used during construction, which includes carrying costs on certain regulatory assets and liabilities, decreased by $28,000 in third quarter of 2001 relative to 2000 due principally to reductions in construction work in progress in the 2001 quarter as compared to 2000. Also reducing AFDC was the accrual of carrying costs on certain regulatory liabilities in the third quarter of 2001. Offsetting these increases to some extent was increased carrying costs being recorded on exercised PERC common stock warrants.

Other income, net of income taxes, decreased by approximately
$713,000 in the third quarter of 2001.   The decreased other income was
primarily a result of the previously discussed $708,000 after-tax gain on the sale of a wholly-owned subsidiary in the third quarter of 2000.

Long-term debt interest expense decreased $373,000 in the third quarter of 2001 as compared to 2000 due primarily to a $15.1 million principal payment on the Company's Finance Authority of Maine (FAME) Revenue Notes at the end of June 2001 and monthly principal payments on the $24.8 million medium term notes from October 2000 through September 2001 amounting to approximately $6 million.

Other interest expense increased $74,000 due principally to borrowings and fees under the Company's revolving credit facility in the third quarter of 2001. Weighted average borrowings outstanding were approximately $6.3 million for the quarter ending September 30, 2001. The Company had no outstanding borrowings in the third quarter of 2000. This was offset to some extent by a reduction in the amortization of debt issuance costs in the third quarter of 2001. The amortization decrease was primarily attributable to the end of the amortization period of certain deferred debt issuance costs in June 2001.

NINE MONTHS OF 2001 AS COMPARED TO THE NINE MONTHS OF 2000
EARNINGS

	For the nine months ended September 30, 2001 and 2000 basic earnings per common share were $.98 and $1.22, respectively. The earnings comparisons were impacted by the reasons discussed above for the third quarters of each year associated with the gain on sale of the subsidiary and the reserve associated with certain regulatory loss exposure, as well as several other factors. In 2001 the Company recorded a $615,000 reserve ($.05 reduction in earnings per common share) associated with adjustments to revenue related to filings with the New England Power Pool (NEPOOL). Also in 2001, the Company recorded approximately $318,000 in expense ($.03 reduction in earnings per common share) related to an increase in a environmental remediation reserve associated with a waste removal site in which the Company was involved in the past. For a complete discussion of this site, see the Environmental Matters section of MD&A.

	Offsetting these earnings decreases in 2001 to some extent was an approximately $1 million (or a $.08 impact on earnings per common share decrease in incremental merger related costs in 2001 as compared to 2000.

REVENUES

	With the implementation of retail competition effective March 1, 2000, comparisons of electric operating revenues for the first nine months of 2001 as compared to the first nine months of 2000 is difficult. Total electric operating revenues, including standard-offer service, increased by approximately $8.5 million, or 5.4%, for the first nine months of 2001 as compared to the 2000 period. Principally as a result of the previously discussed standard-offer service rate increases in 2000 and 2001, electric operating revenues attributable to energy sales were approximately $15.6
million higher in the 2001 period.   The impact of the increased standard-
offer service rates were offset to some extent by a 9.6% reduction in total energy sales in 2001, due principally to the previously discussed HoltraChem shutdown in 2000, and by the approximately 2.9% fully-bundled rate decrease on March 1, 2000 when electric restructuring was implemented. Energy sales to the Company's non-large special contract customers increased by 1.1% in the first nine months of 2001 as compared to the 2000 period.

	Other revenues, which decreased by approximately $7.2 million in the 2001 period, were most affected by of a $10.2 million reduction in revenues associated with the standard-offer service deferral mechanism. In 2001, the Company's energy sales related to standard-offer revenues were greater than the associated costs of providing the standard-offer service, and consequently the Company's recorded reductions in other revenues of approximately $4.6 million. In the 2000 period, starting March 1, the Company recorded additional other revenues of approximately $5.7 million as a result of standard-offer costs exceeding energy sales related standard-offer revenues. This decrease was offset to some extent by Holtrachem revenue sharing, which was a $1.1 million reduction in revenues in the 2000 period, while, as a result of the Holtrachem plant shutdown, there was no revenue sharing in 2001. Also offsetting the other revenue reductions was an approximately $850,000 increase in off-system sales. The increase occurred principally as a result of the fact the Company did not begin to realize revenues from the Chapter 307 resales of power in 2000 until March 1. A full nine months of Chapter 307 sales have been recorded in 2001.

EXPENSES

Total fuel for generation and purchased power expense, including the standard offer, increased approximately $11.5 million in the 2001 period as compared to 2000. Standard offer purchased power expense for the comparable periods of March through September of each year were $6.4 million higher in 2001. The increase is due to higher power prices, offset by reductions in standard offer sales. Also, in connection with the previously discussed new special rate contract with a large industrial customer, in the third quarter of 2001, the Company incurred $1.1 million of purchased power expense associated with serving this customer. Further increasing purchased power expense in 2001 was the establishment of the previously discussed reserve in connection with potential regulatory loss exposure. Also increasing purchased power expense was the recording of a $615,000 reserve associated with adjustments to revenue related to filings with the NEPOOL.

In the first two months of 2001, purchased power costs were also higher. The Company purchased significantly more power on the spot power market as compared to 2000 as a result of the expiration of the power contracts that had been in place in the 2000 period. Further, the market prices for power were higher due to higher fuel prices and possibly lack of sufficient competition in the generation market.

	Offsetting these increases to some extent were lower transmission related costs, including those associated with NEPOOL, in the 2001 period as compared to 2000. In 2001, the Company realized reduced transmission costs as a result of the construction of additional qualifying transmission facilities whose costs are recoverable from the other NEPOOL transmission owners.

	Other O&M expense increased by approximately $100,000 in the first nine months of 2001 as compared to the first nine months of 2000. The two items having the largest impact on other O&M expense for the comparable periods are as follows. In 2000 the Company incurred approximately $1.2 million in costs associated with the Company's proposed merger with Emera. The Company reclassified these costs to Other Income and (Deductions) in the fourth quarter of 2000. Incremental merger related costs in 2001 have also been recorded as a component of Other Income and (Deductions); and the Company's pension expense was approximately $986,000 greater in 2001 as compared to 2000 due principally to changes in actuarial assumptions used in calculating pension expense and the end of the amortization of the transition pension benefit in 2001.

	Depreciation and amortization expense increased by approximately $996,000 in the 2001 period as compared to 2000 due principally to two factors, the first being additions to the Company's electric plant in service. Also increasing depreciation expense was the effect of a depreciation study conducted in December 1996, which determined that the Company's reserve for depreciation was overaccumulated by approximately $3.6 million. In connection with the MPUC's rate order in February 1998, the Company was allowed to amortize this balance over a two-year period, starting in February 1998. The amortization was increased in June 1999 as a result of the Company's generation asset sale. See the 2000 Form 10-K for a complete discussion of this transaction. The amortization recorded as a reduction in depreciation expense in the first quarter of 2000 amounted to $308,000.

	The $246,000 increase in amortization of contract buyouts and restructuring in the 2001 period was due to changes, effective March 1, 2000 with the implementation of new rates, in the amortization of the deferred Beaver Wood contract buyout costs and the deferred costs associated with the June 1998 restructuring of the Penobscot Energy Recovery Company (PERC) purchased power contract. The Beaver Wood amortization was $141,000 higher in the first quarter of 2000 and is being amortized at an annual rate of $3.9 million which started March 2000. Prior to the implementation of new rates in March 2000, the Company was recovering deferred PERC restructuring costs at an annual rate of $1 million. Effective March 1, 2000, recovery of PERC restructuring costs was adjusted to include the estimated future value of warrants to be exercised. The adjusts the annual amortization amount to $1.6 million. For a complete discussion of the Beaver Wood purchased power contract buyout and the PERC contract restructuring, see the 2000 Form 10-K.

	The increase in the amortization of the deferred asset sale gain and the decrease in the state and federal income tax expense in first nine months of 2001 as compared to 2000 were each due principally to the same reasons as discussed previously for the third quarters of 2001 and 2000. Also affecting state income tax expense for 2001 were the results of an audit by the State of Maine associated with investment tax credits claimed by the Company in prior years' income tax returns. The audit resulted in the Company being assessed for improperly claiming approximately $183,000 of investment tax credits. The Company is currently involved in litigation with the State of Maine contesting the audit findings. Management cannot currently predict the outcome of this litigation.

OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENSE

	Allowance for funds used during construction, which includes carrying costs on certain regulatory assets and liabilities, increased by $757,000 in first nine months of 2001 relative to 2000 due mainly to approximately $467,000 in carrying costs being recorded on the deferred asset sale gain in 2000. The Company also recorded increased carrying costs on exercised PERC common stock warrants, deferred special rate contract revenues, and deferred standard-offer service costs in the 2001 period as compared to the 2000 period. Offsetting these increases to some extent was less AFDC associated with lower levels of construction in the 2001 period.

	Other income, net of income taxes decreased by approximately $1 million in the first nine months of 2001 principally as a result of the previously discussed reason for the third quarters of 2001 and 2000. Investment income decreased by approximately $358,000 in the 2001 period due principally to reductions in the Company's available cash balances from the 1999 generation asset sale(see the section on Liquidity and Capital Resources). Also impacting the decrease in other income in 2001 was approximately $158,000 of incremental merger related costs being incurred.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events in the first nine months of 2001 and 2000 as they affect the Company's liquidity. Net increase in cash from operating activities was approximately $18 million in the first nine months of 2001 as compared to $29.8 million in the 2000
period.   The largest single item impacting the change in operating cash flows in the 2001 period was payments made in connection with Company's common stock warrants. For a more complete discussion of the common stock warrants, see the 2000 Form 10-K. In 2001, the Company made approximately $9.2 million in payments to the warrant holders as compared to approximately $1.8 million in 2000. The decrease in operating cash flows in the first nine months of 2001 relative to the 2000 period was also negatively affected by
increases in deferred special rate contract revenues.   The Company deferred
$2.3 million in 2001 as compared to $1.2 million in 2000 associated with realizing less revenues from special rate contract customers than the amounts assumed in the Company's rates which became effective March 1, 2000. Also cash flows were negatively impacted by the previously discussed $.008/kWh rate reductions provided to certain large customers. While earnings impacts of the rate discounts are negated by additional asset sale gain amortization to offset the rate discounts, cash flows are negatively impacted by providing the $2.5 million in rate discounts over the 10 1/2 month period the reduced rates are in effect.

Operating cash flows are also impacted in each period by the standard-offer service. In 2001, the Company's standard-offer service revenues exceeded associated costs by approximately $4.6 million, while in the corresponding 2000 period, the costs exceeded revenues by approximately $5.7 million. Changes in accounts receivable and accounts payable in the statement of cash flows are also greatly impacted by the standard-offer related revenues and purchased power obligations.

Construction expenditures were approximately $536,000 lower in the 2001 period as compared to 2000 due to reductions in the Company's capital spending program. Positively impacting cash flows from financing activities in the 2000 period was $1.25 million in proceeds in connection with the previously discussed sale of a Company subsidiary in July 2000.

The increase in common dividends paid in the first nine months of 2001 was due to an increase in the common dividend from $.15 to $.20 per share in March 2000.

The increase in payments on long-term debt is due principally to the higher monthly principal payments on the $24.8 million medium term notes in the 2001 period relative to 2000, and at the end of June 2001 the Company made a $15.1 million principal payment on the FAME revenue notes, as compared to a $14 million principal payment at the end of June 2000.

The Company had maintained full borrowing capacity under its revolving credit facility, with no new borrowings since early 1999. Without the cash on hand to fund the required FAME debt payment at the end of June 2001, the Company borrowed $6 million under its short-term credit facilities at the end of June. The Company's outstanding borrowings under the this
agreement were $6 million at September 30, 2001.   On June 29, 2001, the
Company extended the Amended and Restated Revolving Credit Agreement until October 1, 2001, and on October 1, 2001 the agreement was further extended until December 31, 2001. As more fully discussed in the 2000 Form 10-K, the facility provides for a $30 million line of credit. The terms of the revolver essentially remain the same, however, the zero coupon first mortgage bonds, which also expired on June 29, 2001 and provided collateral to the banks involved in the facility, were not extended along with the facility.
In addition, the Company entered into a unsecured working capital line of credit of $10 million. Borrowings under the $10 million line of credit are priced in the same manner as the revolver credit line. Under the current projections of cash needs, the new facilities should provide adequate borrowing capacity until a longer term financing structure is implemented. The Company was in compliance with all financial covenants as of September 30, 2001. For additional discussion of liquidity and capital resources, see the Company's 2000 Form 10-K.

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

	The Company has recorded a liability, based on currently available information, for what it believes are the estimated future environmental cleanup costs that the Company expects to incur for this waste disposal site.
 At September 30, 2001, the liability recorded by the Company for its estimated environmental remediation costs amounted to approximately $435,000.
 The Company's actual future environmental remediation costs may be different as additional factors become known.

	The Company estimates that during 2001 it will incur approximately $248,000 in operations expense to comply with environmental standards for
air, water and hazardous materials.   This amount may change based on facts
and circumstances that occur in 2001.

DISCLOSURES ABOUT MARKET RISK

	The Company's major financial market risk exposure is changing interest rates. Changes in interest rates will affect interest paid on variable rate debt and the fair value of fixed rate debt. The Company manages interest rate risk through a combination of both fixed and variable rate debt instruments and an interest rate swap, which is associated with the Company's medium term notes (See Note 14 to the 2000 Form 10-K). As of September 30, 2001, the Company had $7.1 million of medium term notes outstanding which bear floating, LIBOR-based rates (2.63% LIBO rate at September 30, 2001).
The interest rate swap fixes the interest rate on the medium term notes at 5.72% for the full notional amount of the debt. See Note 4 to the 2000 Form 10-K for a discussion of these medium term notes.

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

	The issuance of these two statements will impact Emera's accounting for its acquisition of the Company when the merger transaction is completed in the fourth quarter of 2001. Management is currently examining the impact of the adoption of this standard on the Company. However, the goodwill recorded in connection with the merger with Emera will not be amortized.

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


		 BANGOR HYDRO-ELECTRIC COMPANY
		  CONSOLIDATED BALANCE SHEETS
			000's Omitted
			  (Unaudited)



							 Sept. 30,   Dec. 31,
Assets                                                     2001        2000
							 ---------   ---------
Investment In Utility Plant:
    Electric plant in service, at original cost        $ 322,669   $ 316,167
    Less - Accumulated depreciation and amortization      92,287      86,684
						       ----------  ----------
						       $ 230,382   $ 229,483
    Construction work in progress                          7,606       5,458
						       ----------  ----------
						       $ 237,988   $ 234,941
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company               $   5,056   $   4,950
       Maine Electric Power Company, Inc.                    861         672
						       ----------  ----------
						       $ 243,905   $ 240,563
						       ----------  ----------
Other Investments, at cost                             $   3,368   $   3,175
						       ----------  ----------
Funds held by trustee, at cost                         $  23,042   $  22,696
						       ----------  ----------
Current Assets:
    Cash and cash equivalents                          $   1,448   $  12,463
    Accounts receivable, net of reserve
       $961 in 2001 and $761 in 2000                      20,932      21,732
    Unbilled revenue receivable                           15,280      15,779
    Inventories, at average cost:
       Material and supplies                               2,599       2,585
       Fuel oil                                               66          94
    Prepaid expenses                                         334         829
						       ----------  ----------
       Total current assets                            $  40,659   $  53,482
						       ----------  ----------
Regulatory Assets and Deferred Charges:
    Investment in Seabrook nuclear project, net of
       accumulated amortization of $34,845 in 2001
       and $33,571 in 2000                             $  23,997   $  25,271
    Costs to terminate/restructure purchased power
       contracts, net of accumulated amortization
       of $140,090 in 2001 and $123,172 in 2000           88,770      99,312
    Maine Yankee decommissioning costs                    38,384      43,028
    Above-market purchased power contract obligations     74,135           -
    Other regulatory assets                               35,167      41,025
    Other deferred charges                                 3,976       3,668
						       ----------  ----------
       Total regulatory assets and deferred charges    $ 264,429   $ 212,304
						       ----------  ----------
	  Total Assets                                 $ 575,403   $ 532,220
						       ==========  ==========

See notes to the consolidated financial statements.





	     BANGOR HYDRO-ELECTRIC COMPANY
	      CONSOLIDATED BALANCE SHEETS
		     000's Omitted
		      (Unaudited)



							 Sept. 30,   Dec. 31,
Stockholders' Investment and Liabilities                   2001        2000
							 ---------   ---------

Capitalization:
    Common stock investment                            $ 136,154   $ 137,420
    Preferred stock                                        4,734       4,734
    Long-term debt, net of current portion               140,417     161,960
						       ----------  ----------
	 Total capitalization                          $ 281,305   $ 304,114
						       ----------  ----------
Current Liabilities:
    Notes payable - banks                              $   6,000   $       -
						       ----------  ----------
    Other current liabilities -
      Current portion of long-term debt                $  23,184   $  21,340
      Accounts payable                                    22,111      24,785
      Dividends payable                                    1,539       1,539
      Accrued interest                                     3,366       2,529
      Customers' deposits                                    574         502
      Current income taxes payable                         3,629         306
						       ----------  ----------
	 Total other current liabilities               $  54,403   $  51,001
						       ----------  ----------
	 Total current liabilities                     $  60,403   $  51,001
						       ----------  ----------
Commitments and Contingencies

Regulatory and Other Long-term Liabilities:
    Deferred income taxes - Seabrook                   $  12,445   $  13,109
    Other accumulated deferred income taxes               52,259      58,314
    Maine Yankee decommissioning liability                38,384      43,028
    Deferred gain on asset sale                           16,674      22,789
    Above-market purchased power contract obligations     74,135      12,556
    Other regulatory liabilities                          11,145           -
    Unamortized investment tax credits                     1,347       1,452
    Accrued pension and postretirement benefit costs      14,307      12,124
    Other long-term liabilities                           12,999      13,733
						       ----------  ----------
   Total regulatory and other long-term liabilities    $ 233,695   $ 177,105
						       ----------  ----------
      Total Stockholders' Investment and Liabilities   $ 575,403   $ 532,220
						       ==========  ==========

See notes to the consolidated financial statements.


		    BANGOR HYDRO-ELECTRIC COMPANY
	    CONSOLIDATED STATEMENTS OF CAPITALIZATION
			  000's Omitted
			   (Unaudited)


							 Sept. 30,   Dec. 31,
							   2001        2000
							 ---------   ---------
Common Stock Investment
     Common stock, par value $5 per share-             $   36,817  $   36,817
       Authorized -- 10,000,000 shares
       Outstanding -- 7,363,424 shares in 2001 and 2000
     Amounts paid in excess of par value                   54,618      58,643
     Accumulated other comprehensive loss                     (69)          -
     Retained earnings                                     44,788      41,960
						       ----------   ---------
	  Total common stock investment                $  136,154  $  137,420
						       ----------  ----------
Preferred Stock
   Non-participating, cumulative, par value $100 per share,
      authorized 600,000 shares, not redeemable or
      redeemable solely at the option of the issuer-
	   7%, Noncallable, 25,000 shares
	      authorized and outstanding               $    2,500  $    2,500
	   4.25%, Callable at $100, 4,840 shares
	      authorized and outstanding                      484         484
	   4%, Series A, Callable at $110, 17,500 shares
	      authorized and outstanding                    1,750       1,750
						       ----------  ----------
						       $    4,734  $    4,734
						       ----------  ----------
Long-Term Debt
     First Mortgage Bonds-
	  10.25%  Series due 2020                      $   30,000  $   30,000
	   8.98%  Series due 2022                          20,000      20,000
	   7.38%  Series due 2002                          20,000      20,000
	   7.30%  Series due 2003                          15,000      15,000
						       ----------  ----------
						       $   85,000  $   85,000
						       ----------  ----------
    Other Long-Term Debt-
      Finance Authority of Maine - Taxable Electric Rate
	   Stabilization Revenue Notes,
	   7.03% Series 1995A, due 2005                $   71,500  $   86,600
      Medium Term Notes, Variable interest rate-
	   LIBO rate plus 1.125%, due 2002                  7,080      11,700
      Other Miscellaneous Notes Payable, 3.90%, due 2003       21           -
						       ----------  ----------
						       $   78,601  $   98,300
	      Less:  Current portion of long-term debt     23,184      21,340
						       ----------  ----------
						       $   55,417  $   76,960
						       ----------  ----------
	      Total Long-Term Debt                     $  140,417  $  161,960
						       ----------  ----------
		   Total Capitalization                $  281,305  $  304,114
						       ==========  ==========
See notes to the consolidated financial statements.

		 BANGOR HYDRO-ELECTRIC COMPANY
	    CONSOLIDATED STATEMENTS OF CASH FLOWS
			 000's Omitted
			  (Unaudited)


							Nine Months Ended
							 Sept. 30,   Sept. 30,
							   2001        2000
							 ---------   ---------
Cash Flows From Operating Activities:
  Net income                                           $   7,445   $   9,217
    Adjustments to reconcile net income to net cash
       from operating activities:
	   Depreciation and amortization                   7,827       6,831
	   Amortization of Seabrook nuclear project        1,274       1,274
	   Amortization of contract buyouts and
	     restructuring                                16,918      16,672
	   Amortization of deferred asset sale gain       (5,971)     (4,267)
	   Other amortizations                             1,194       1,622
	   Allowance for equity funds used during
	     construction                                   (465)        (60)
	   Deferred income tax provision and
	     amortization of investment tax credits       (5,676)     (1,922)
	   Gain on sale of subsidiary                          -      (1,196)
    Changes in assets and liabilities:
	   Costs to restructure purchased power contract    (750)       (750)
	   Deferred standard-offer service costs           4,580      (5,664)
	   Deferred special rate contract revenues        (2,276)     (1,232)
	   Deferred incremental Maine Yankee costs             -         808
	   Exercise of PERC warrants-cash paid in
	     lieu of issuing shares                       (9,227)     (1,758)
	   Accounts receivable, net and unbilled revenue   1,299       2,890
	   Accounts payable                               (2,773)      5,950
	   Accrued interest                                  837       1,082
	   Current and deferred income taxes               3,356      (1,252)
	   Accrued postretirement benefit costs            1,564       1,364
	   Other current assets and liabilities, net         581         468
	   Other, net                                     (1,718)       (307)
						       ----------  ----------
Net Increase in Cash From Operating Activities:        $  18,019   $  29,770
						       ----------  ----------
Cash Flows From Investing Activities:
     Construction expenditures                         $ (10,274)  $ (10,810)
     Proceeds from sale of subsidiary                          -       1,250
     Allowance for borrowed funds used during
       construction                                         (423)        (71)
						       ----------  ----------
Net Decrease in Cash From Investing Activities         $ (10,697)  $  (9,631)
						       ----------  ----------
Cash Flows From Financing Activities:
     Dividends on preferred stock                      $    (199)  $    (199)
     Dividends on common stock                            (4,418)     (4,050)
     Payments on long-term debt                          (19,720)    (18,035)
     Short-term debt, net                                  6,000           -
						       ----------  ----------
Net Decrease in Cash From Financing Activities         $ (18,337)  $ (22,284)
						       ----------  ----------
Net Decrease in Cash and Cash Equivalents              $ (11,015)  $  (2,145)
Cash and Cash Equivalents at Beginning of Period          12,463      15,691
						       ----------  ----------
Cash and Cash Equivalents at End of Period             $   1,448   $  13,546
						       ==========  ==========
Cash Paid During the Nine Months for:
     Interest (Net of Amount Capitalized)              $   9,058   $  10,467
     Income Taxes                                          7,772       9,295
						       ==========  ==========

See notes to consolidated financial statements.


		      BANGOR HYDRO-ELECTRIC COMPANY
	CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT
			     000's Omitted
			      (Unaudited)


							   Amounts                           Accumulated           Total
							   Paid in                              Other              Common
					     Common       Excess of       Retained         Comprehensive           Stock
					     Stock        Par Value       Earnings              Loss             Investment
					  --------      ----------      ----------      ---------------        ----------
Balance December 31, 1999                  $ 36,817      $   58,890      $   37,015      $             -       $  132,722
Net income                                        -           -               9,217                    -            9,217
Cash dividends declared on-
  Preferred stock                                 -               -            (199)                   -             (199)
  Common stock                                    -               -          (4,418)                   -           (4,418)
Exercise of warrants-cash paid
  in lieu of issuing shares                       -            (210)              -                     -             (210)
					  ---------      ----------     -----------      ----------------       ----------
Balance September 30, 2000                 $ 36,817      $   58,680      $   41,615      $              -       $  137,112
					  =========      ==========      ==========      ================       ==========
Balance December 31, 2000                  $ 36,817      $   58,643      $   41,960      $              -       $  137,420
Net income                                        -               -           7,445                     -            7,445
Other comprehensive loss
  net of taxes:
     Unrealized loss on interest
       rate swap                                  -               -               -                   (69)             (69)
														----------
	 Total Comprehensive income                                                                             $    7,376
Cash dividends declared on-                                                                                     ----------
  Preferred stock                                 -               -            (199)                    -             (199)
  Common stock                                    -               -          (4,418)                    -           (4,418)
Exercise of warrants-cash paid                                                                                           -
  in lieu of issuing shares                       -          (4,025)              -                     -           (4,025)
					   --------      ----------      ----------      ----------------       ----------
Balance September 30, 2001                 $ 36,817      $   54,618      $   44,788      $            (69)      $  136,154
					   ========      ==========      ==========      ================       ==========

See notes to the consolidated financial statements




		  BANGOR HYDRO-ELECTRIC COMPANY
	  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
		      SEPTEMBER 30, 2001
			-------------
			 (Unaudited)


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

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the periods ended September 30, 2001 and 2000.

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

(2)  INCOME TAXES:

The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the federal income tax provision:

					Nine Months Ended Sept. 30,
					     2001           2000
					     ----           ----
					Amount    %     Amount   %
					   (Dollars in Thousands)
Federal income tax provision
   at statutory rate                    $4,541  35.0   $5,325   35.0
Plus (Less) permanent reductions
   in tax expense resulting
   from statutory exclusions
   from taxable income                     140   1.1     (113)   (.7)
					------  ----   ------   ----
Federal income tax provision before
   effect of temporary differences
   and investment tax credits           $4,681  36.1   $5,212   34.3
Less temporary differences that
   are flowed through for rate-
   making and accounting purposes         (378) (2.9)    (311)  (2.1)
Less utilization and amortization
   of investment tax credits              (105)  (.8)    (105)   (.7)
					------  ----   ------   ----
Federal income tax provision            $4,198  32.4   $4,796   31.5
					======  ====   ======   ====


(3)  INVESTMENT IN JOINTLY OWNED FACILITIES:

Condensed financial information for Maine Yankee Atomic Power
Company (Maine Yankee), Maine Electric Power Company, Inc. (MEPCO), and Chester SVC Partnership (Chester) is as follows:


				    MAINE YANKEE          MEPCO
				    ------------          -----
				 (Dollars in Thousands - Unaudited)
				 Operations for Nine Months Ended
			       -------------------------------------
			       Sep. 30,  Sep. 30,   Sep. 30,  Sep. 30,
				 2001      2000       2001      2000
OPERATIONS:                    --------  --------   --------  --------
  As reported by investee-
   Operating revenues          $ 47,419  $ 45,075   $  3,606  $  2,818
			       ========  ========   ========  ========
  Earnings applicable to
    common stock               $  3,336  $  3,500   $  1,085  $    975
			       ========  ========   ========  ========
 Company's reported equity-
   Equity in net income        $    234  $    245   $    154  $    138
    Add(Deduct)-Effect of
    adjusting Company's
    estimate to actual                7        (5)        45       (33)
			       --------  --------   --------  --------
  Amounts reported by Company  $    241  $    240   $    199  $    105
			       ========  ========   ========  ========

				 MAINE YANKEE            MEPCO
				 ------------            -----
			       (Dollars in Thousands - Unaudited)
				       Financial Position at
			    ---------------------------------------
			     Sep. 30,  Dec. 31,   Sep. 30,  Dec. 31,
			       2001      2000       2001      2000
FINANCIAL POSITION:         --------- ---------  ---------  --------
As reported by investee-
  Total assets             $  808,494 $  915,097  $  6,380  $  5,873
  Less-
   Preferred stock                  -     15,000         -         -
   Long-term debt              33,600     40,800         -         -
   Other liabilities and
     deferred credits         712,655    788,703       357       863
			   ----------  ---------  --------  --------
  Net assets               $   62,239 $   70,594  $  6,023  $  5,010
			   ========== ==========  ========  ========
Company's reported equity-
  Equity in net assets     $    4,357 $    4,942  $    855  $    711
   Add(Deduct)- Effect
   of adjusting Company's
   estimate to actual             699          8         6       (39)
			   ---------- ----------  --------  --------
Amounts reported by Co.    $    5,056 $    4,950  $    861  $    672
			   ========== ==========  ========  ========





					     Chester
			    ------------------------------------------
				(Dollars in Thousands - Unaudited)
				 Operations for Nine Months Ended
			    ------------------------------------------

					Sep. 30,    Sep. 30,
					  2001        2000
				       ---------   ---------
OPERATIONS:
As reported by investee-
 Operating revenues                      $ 2,968    $ 3,198
					 =======    =======
 Net Income                              $     -    $     -
					 =======    =======
Company's reported equity
 in net income                           $     -    $     -
					 =======    =======


				       Financial Position at
					 Sep. 30,  Dec. 31,
					   2001      2000
					---------  --------
FINANCIAL POSITION:
As reported by investee-
  Total assets                          $ 23,135  $ 24,082
  Less-
   Long-term debt                         21,401    22,288
   Other liabilities                       1,734     1,794
					--------  --------
  Net assets                            $      -  $      -
					========  ========
Company's reported equity
  in net assets                         $      -  $      -
					========  ========


       At the end of September 2001, Maine Yankee redeemed 500,000 shares of common stock, of which the Company's share was 35,000 shares, resulting in the Company receiving approximately $699,000 of proceeds in October 2001.
The Company has recorded this transaction on its books in October 2001, while Maine Yankee reflected the transaction in its third quarter 2001 financial statements. Consequently, this has resulted in the difference above in the Company's computed net equity in Maine Yankee as compared to the Maine Yankee investment as reported by the Company on its September 30, 2001 consolidated balance sheet.

(4)  EARNINGS PER SHARE:

    The following table reconciles basic and diluted earnings per common share assuming all stock warrants were converted to common shares.

			   (Amounts in 000's, except per share data)

			  For the Three Months    For the Nine Months
				  Ended                  Ended
			  ---------------------  ---------------------
			   Sep. 30,   Sep. 30,    Sep. 30,   Sep. 30,
			     2001       2000        2001       2000
			   --------   --------    --------   --------
Earnings applicable
  to common stock          $  2,996   $  3,874    $  7,246   $  9,018
			   --------   --------    --------   --------
Average common
  shares outstanding          7,363      7,363       7,363      7,363
  Plus: incremental
  shares from assumed
  conversion                    704      1,049         792        959
			   --------   --------    --------   --------
Average common shares
  outstanding plus
  assumed warrants
  converted                   8,067      8,412       8,155      8,322
			   --------   --------    --------   --------
Basic earnings
  per common share         $    .41   $    .53    $    .98   $   1.22
			   ========   ========    ========   ========
Diluted earnings
  per common share         $    .37   $    .46    $    .89   $   1.08
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

   In the second quarter of 2001, the DIG reached a conclusion as to the interpretation of clearly and closely related contracts that qualify for the normal purchase and sales exception under SFAS 133. The conclusion of the
DIG was that for contracts with prices indexed to the Consumer Price Index
(CPI), these would not qualify for the normal purchase and sale exception under SFAS 133 and would need to be accounted for as derivatives under this statement effective July 1, 2001. The Company has two power contracts (one purchase and one sale) with prices indexed to a broad price measure similar to the CPI, that were excluded from the scope of SFAS 133 on January 1, 2001,
as a result of the normal purchase and sale exception.   Given the DIG's
conclusion, the Company, effective July 1, 2001, began to account for these power contracts as derivatives in accordance with SFAS 133 and recorded them at fair value on the Company's consolidated balance sheet in the third
quarter of 2001.   The fair value of the above-market portion of these
contracts as of June 30, 2001 represents a liability of approximately $74.1 million. The Company has recorded a regulatory asset to offset this liability, since the Company is currently recovering the net above-market
cost of these contracts as part of its stranded cost recovery.   As a result
of this regulatory accounting, the recording of these contracts on the Company's consolidated balance sheet does not result in an impact on earnings.

(6) RECLASSIFICATIONS:

       Certain 2000 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended September 30, 2001.





		BANGOR HYDRO-ELECTRIC COMPANY




	FORM 10-Q FOR PERIOD ENDING SEPTEMBER 30, 2001




			      PART II






Item 6.  Exhibits and Reports on Form 8-K


	Exhibits:  None.



	Reports on Form 8-K:

	One Current Report on Form 8-K was filed October 18, 2001 regarding Amendment No. 1 to the Agreement and Plan of Merger, dated August 28, 2001, by and among the Company and Emera and a press release, dated October 10, 2001, announcing the closing of the Merger.

	There was no Form 8-K filed in the third quarter.





		     BANGOR HYDRO-ELECTRIC COMPANY

	    FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2001




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




					    BANGOR HYDRO-ELECTRIC COMPANY
						    (Registrant)



					    /s/ Frederick S. Samp
					   ---------------------
Dated: November 13, 2001
					    Frederick S. Samp
					    Vice President - Finance & Law
					   (Chief Financial Officer)