Form 10-K
period 2001-12-31
BANGOR HYDRO ELECTRIC CO
filed 2002-03-20
CIK 9548

FORM 10-K


		    SECURITIES AND EXCHANGE COMMISSION

			WASHINGTON, D.C.  20549


	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2001   Commission File No. 1-10922


			BANGOR HYDRO-ELECTRIC COMPANY
	   (Exact Name of Registrant as specified in its charter)


      MAINE                                     01-0024370
(State of Incorporation)              (I.R.S. Employer ID No.)


    33 STATE STREET, BANGOR, MAINE               04401
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code    207-945-5621


Securities registered pursuant to Section 12(g) of the Act:

			  TITLE OF EACH CLASS

		 7% Preferred Stock, $100 Par Value

		4 1/4% Preferred Stock, $100 Par Value

	      4% Preferred Stock Series A, $100 Par Value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No
      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value on March 1, 2002 of the voting stock held by non-affiliates of the registrant was $3.32 million.









		  BANGOR HYDRO-ELECTRIC COMPANY
		       TABLE OF CONTENTS

			       PART I                       Page
							    ----
Item 1. Business                                             4
Item 2. Properties                                           5
Item 3. Legal Proceedings                                    6
Item 4. Submission of Matters to a Vote of Security Holders  6
	Executive Officers of the Registrant                 9


			      PART II

Item 5. Market for Registrant's Common Equity and Related
	Stockholder Matter                                   9
Item 6. Selected Financial Data                              10
Item 7. Management's Discussion and Analysis of Results of
	Operations and Financial Condition                   12
Item 8. Financial Statements and Supplementary Data          25
	Consolidated Statements of Income                    25
	Consolidated Balance Sheets                          26
	Consolidated Statements of Capitalization            28
	Consolidated Statements of Cash Flows                29
	Consolidated Statements of Common Stock Investment   30
	Notes to Consolidated to Financial Statements        31
	Report of Independent Accountants                    58
Item 7A Quantitative and Qualitative Disclosures About
	Market Risk                                          59
Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure 59



				   PART III

Item 10. Directors and Executive Officers of the Registrant  59
Item 11. Executive Compensation                              59
Item 12. Security Ownership of Certain Beneficial Owners and
	 Management                                          60
Item 13. Certain Relationships and Related Transactions      60



				  PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports
	 on Form 8-K                                         61

Signatures                                                   62
Schedule VIII - Reserve for Doubtful Accounts                63
Exhibits Delivered with this Report                          64
Exhibits Incorporated Herein by Reference                    65




				  PART I

ITEM 1   BUSINESS

(a) General development of business
Bangor Hydro-Electric Company (the Company) is a public utility incorporated in Maine in 1924. Effective October 10, 2001, pursuant to an Agreement and Plan of Merger, the Company became a wholly owned subsidiary of Emera Inc. of Halifax, Nova Scotia (Emera).

For a discussion of general developments that have occurred in the Company's business since January 1, 2001, see See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Events Affecting the Company".

(a) Regulatory and Rate Matters
See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Events Affecting the Company - Current Rate Filings" and Item 8, "Notes to Consolidated Financial Statements - Note 11 - Industry Restructuring and Rate Regulation".

(b) Financial information about segments
The Company has no material segments outside of the electric business.

(c) Narrative description of business

(i) Principal business
The Company is a public utility primarily engaged in the transmission and distribution of electric energy, with a service area of approximately 5,275 square miles having a population of approximately 190,000 people. The Company serves approximately 107,000 customers in portions of the counties of Penobscot, Hancock, Washington, Waldo, Piscataquis and Aroostook.

On March 1, 2000, the Company's obligation to generate or otherwise supply electric energy terminated as part of the restructuring of the electric utility industry in Maine. Although the Company has no long-term supply responsibility, the Maine Public Utilities Commission (MPUC) can mandate that the Company be the default standard offer provider. In February 2001, the MPUC directed the Company to provide energy services to customers as the standard offer provider for the period March 1, 2001 through February 28, 2002. However, the MPUC has selected third party suppliers to provide energy services to customers as the standard offer provider for the period March 1, 2002 through February 28, 2003.

(ii) New product or segment - Not applicable

(iii) Sources and availability of raw materials
Not applicable. The Company is primarily engaged in the delivery of electric energy.

(iv) Franchises - Not applicable

(v) Seasonal business
Sales of electricity are highest during the winter months primarily due to heating requirements and fewer daylight hours.

(vi) Working capital items
The Company has been granted, through the ratemaking process, an allowance for working capital to operate its ongoing electric utility system.

(vii) Single customer - Not applicable

(viii) Backlog of orders - Not applicable

(ix) Business subject to renegotiation - Not applicable

(x) Competitive conditions
The Company is a regulated public utility with an exclusive franchise to provide electricity delivery service within its service territory.

(xi) Research and development - Not applicable

(xii) Environmental matters
See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Contingencies and Disclosures About Market Risk" and Item 8, "Notes to Consolidated Financial Statements - Note 14 - Contingencies" for a discussion of Environmental Matters.

(xiii) Number of employees
As of December 31, 2001, the Company had 423 full time employees.

(d) Financial information about geographical areas - Not applicable


ITEM 2   PROPERTIES

The Company owns approximately 550 miles of transmission lines and approximately 4,600 miles of distribution lines to serve its customers in portions of the counties of Penobscot, Hancock, Washington, Waldo, Piscataquis and Aroostook, Maine. The Company owns a variety of customer and business information systems used to manage its business operations. Other properties consist of office, garage and warehouse facilities at various locations in its service area.

Pursuant to the issuance of various first mortgage bond issues, all of the Company's property, real, personal or mixed, including real estate, easements, lines, poles, wires, generating stations, buildings and equipment, is subject to the lien of a Mortgage and Deed of Trust Securing First Mortgage Bonds dated as of July 1, 1936 as supplemented and amended, with Citibank, N.A. (formerly City Bank Farmers Trust Company) as Trustee.

Pursuant to the issuance of various additional financings, all of BHE's property, real, personal or mixed, including real estate, easements, lines, poles, wires, generating stations, and buildings is further subject to the lien of a General and Refunding Mortgage Indenture and Deed of Trust dated as of June 1, 1995 as supplemented and amended, with The Chase Manhattan Bank (formerly Chemical Bank) as Trustee. This mortgage presently serves as a "second mortgage" on the Company's property, but is intended to become the Company's first mortgage once all outstanding first mortgage bonds are retired.


ITEM 3   LEGAL PROCEEDINGS

See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Events Affecting the Company - Current Rate
Filings."   See also Item 7, "Management's Discussion and Analysis of
Results of Operations and Financial Condition - Contingencies and Disclosures About Market Risk" and Item 8, "Notes to Consolidated Financial Statements - Note 14 - Contingencies" for a discussion of potential liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a meeting of shareholders held on December 19, 2001, the following actions were taken. Note that Common Shares are weighted at 1/12 of a vote per share in calculating the total vote. "Non-Votes" are the aggregation of unreturned ballots, abstentions, and ballots on which no vote was cast for the particular question.

1)  Election of Directors:

Nominees:
Class I (for terms expiring in 2002):
Robert S. Briggs
	Common For:       7,363,424
	Common Against:           0
	Preferred For:       36,541
	Preferred Against:      440
	Preferred Non-Vote:  10,359
	Total For:          650,160
	Total Against:          440
	Total Non-Vote:      10,359

Norman A. Ledwin
	Common For:       7,363,424
	Common Against:           0
	Preferred For:       36,591
	Preferred Against:      390
	Preferred Non-Vote:  10,359
	Total For:          650,210
	Total Against:          390
	Total Non-Vote:      10,359

Elizabeth A. MacDonald
	Common For:       7,363,424
	Common Against:           0
	Preferred For:       36,591
	Preferred Against:      390
	Preferred Non-Vote:  10,359
	Total For:          650,210
	Total Against:          390
	Total Non-Vote:      10,359


Class II (for terms expiring in 2003):
	Jane J. Bush
	Common For:       7,363,424
	Common Against:           0
	Preferred For:       36,591
	Preferred Against:      390
	Preferred Non-Vote:  10,359
	Total For:          650,210
	Total Against:          390
	Total Non-Vote:      10,359

David McD. Mann
	Common For:       7,363,424
	Common Against:           0
	Preferred For:       36,591
	Preferred Against:      390
	Preferred Non-Vote:  10,359
	Total For:          650,210
	Total Against:          390
	Total Non-Vote:      10,359

Richard J. Smith
	Common For:       7,363,424
	Common Against:           0
	Preferred For:       36,591
	Preferred Against:      390
	Preferred Non-Vote:  10,359
	Total For:          650,210
	Total Against:          390
	Total Non-Vote:      10,359

Class III (for terms expiring in 2004):
Christopher G. Huskilson
	Common For:       7,363,424
	Common Against:           0
	Preferred For:       36,591
	Preferred Against:      390
	Preferred Non-Vote:  10,359
	Total For:          650,210
	Total Against:          390
	Total Non-Vote:      10,359

Carroll R. Lee
	Common For:       7,363,424
	Common Against:           0
	Preferred For:       36,591
	Preferred Against:      390
	Preferred Non-Vote:  10,359
	Total For:          650,210
	Total Against:          390
	Total Non-Vote:      10,359


Ronald E. Smith
	Common For:       7,363,424
	Common Against:           0
	Preferred For:       36,591
	Preferred Against:      390
	Preferred Non-Vote:  10,359
	Total For:          650,210
	Total Against:          390
	Total Non-Vote:      10,359


2) RESOLVED that the Articles of Incorporation of the Company, as amended to date, be further amended to reduce the minimum number of Directors of the Company from 9 Directors to 3 Directors.
	Common For:       7,363,424
	Common Against:           0
	Preferred For:       35,250
	Preferred Against:    1,614
	Preferred Non-Vote:  10,516
	Total For:          648,829
	Total Against:        1,614
	Total Non-Vote:      10,516


3) RESOLVED that the By-Laws of the Company, as amended to date, be further amended to eliminate the requirement that Directors be stockholders of the Company, thereby conforming the Company's By-Laws with the minimum requirement under the Maine Business Corporations Act.
	Common For:       7,363,424
	Common Against:           0
	Preferred For:       14,214
	Preferred Against:    3,785
	Preferred Non-Vote:  29,341
	Total For:          627,833
	Total Against:        3,785
	Total Non-Vote:      29,341


4) RESOLVED that the By-Laws of the Company, as amended to date, be further amended to remove references to and special conditions related to the 8.76% series of non-voting preferred stock, such series having been redeemed in 1999.
	Common For:       7,363,424
	Common Against:           0
	Preferred For:       17,182
	Preferred Against:      136
	Preferred Non-Vote:  30,022
	Total For:          627,833
	Total Against:          136
	Total Non-Vote:      30,022


5) RESOLVED to ratify and approve the actions of the Officers and the Board of Directors taken since the most recent Annual Meeting of Shareholders.
	Common For:       7,363,424
	Common Against:           0
	Preferred For:       34,674
	Preferred Against:      297
	Preferred Non-Vote:  12,369
	Total For:          648,293
	Total Against:          297
	Total Non-Vote:      12,369

		  -------------------------------------

Executive officers of the Registrant

       Name       Age                Positions, offices and business
				   experience - January 1997 to date



Carroll R. Lee     52          President (from October 17, 2001); Senior
			       Vice President and Chief Operating
			       Officer prior thereto.

Frederick S. Samp  51          Vice President - Finance & Law; Chief
			       Financial Officer

Paul A. LeBlanc    54          Vice President - Human Resources &
			       Information Services


The officers hold office until their respective successors are elected and qualified.


				   PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

BHE Holdings Inc., a wholly-owned subsidiary of Emera, owns all of the Company's common stock. For information regarding dividends declared see
Item 8 - Consolidated Statements of Income; Consolidated Statements of Cash Flows; and Consolidated Statement of Common Stock Investment.



BANGOR HYDRO-ELECTRIC COMPANY
Item 6
Selected Financial Data
Six-Year Statistical Summary
(Unaudited)
						     2001          2000          1999          1998          1997          1996
Megawatt Hours (MWH) Generated And Purchased
 Hydro Generation (Company)                          65,392        90,719       205,265       275,379       262,377       321,532
 Nuclear Generation (Maine Yankee)                      -             -             -             -             -         348,719
 Oil (Company)                                        2,435         3,142        69,026        96,476        69,580        26,912
 Biomass/Refuse                                     150,401       152,060       137,384       156,051       159,990       163,279
 NEPOOL/Other Purchases                           1,782,797     1,914,615     1,629,643     1,522,125     1,583,093     1,359,116
						-----------   -----------   -----------   -----------   -----------   -----------
      Total Generated & Purchased                 2,001,025     2,160,536     2,041,318     2,050,031     2,075,040     2,219,558
	Less Line Losses and Company Use            130,067       140,470       143,198       139,028       147,298       141,426
						-----------   -----------   -----------   -----------   -----------   -----------
 Remainder-MWH sold                               1,870,958     2,020,066     1,898,120     1,911,003     1,927,742     2,078,132
						===========   ===========   ===========   ===========   ===========   ===========
Classification of Sales-MWH
 Residential                                        546,144       558,596       533,566       522,836       533,161       536,490
 Commercial                                         583,829       570,963       545,087       524,292       515,904       508,331
 Industrial                                         462,792       604,959       667,059       662,382       687,365       652,087
 Lighting                                             8,742         8,859         8,911         8,901         8,780         8,945
 Wholesale                                            2,676         2,799         2,716         2,704         3,841         4,486
						-----------   -----------   -----------   -----------   -----------   -----------
    Total MWH Billed to Customers                 1,604,183     1,746,176     1,757,339     1,721,115     1,749,051     1,710,339
    Unbilled Sales-Net Increase (Decrease)            4,343         2,629        11,772         1,040        33,011         2,998
						-----------   -----------   -----------   -----------   -----------   -----------
      Total Delivered Sales (MWH)                 1,608,526     1,748,805     1,769,111     1,722,155     1,782,062     1,713,337
       (Less) Interruptible Sales                    22,305       178,943       230,378       248,091       265,438       237,553
						-----------   -----------   -----------   -----------   -----------   -----------
       Total Firm Delivered Sales (MWH)           1,586,221     1,569,862     1,538,733     1,474,064     1,516,624     1,475,784
      Off-System Sales                              262,432       271,261       129,009       188,848       145,680       364,795
						-----------   -----------   -----------   -----------   -----------   -----------
 Total Energy Sales (MWH)                         1,870,958     2,020,066     1,898,120     1,911,003     1,927,742     2,078,132
						===========   ===========   ===========   ===========   ===========   ===========
Electric Operating Revenues and Expenses (000's)
Electric Operating Revenues
 Residential                                  $      50,264  $     57,746  $     73,304  $     71,396  $     67,532  $     66,805
 Commercial                                          37,795        44,329        63,093        60,191        55,391        54,010
 Industrial                                          15,516        23,749        43,560        42,645        41,930        39,105
 Lighting                                             1,837         1,929         2,268         2,207         2,065         2,032
 Wholesale                                               19            63           220           235           310           314
						-----------   -----------   -----------   -----------   -----------   -----------
      Total Revenue from Customers            $     105,431  $    127,816  $    182,445  $    176,674  $    167,228  $    162,266
 Standard Offer Service Revenue                      84,589        66,134           -             -             -             -
						-----------   -----------   -----------   -----------   -----------   -----------
    Total Operating Revenue                   $     190,020  $    193,950  $    182,445  $    176,674  $    167,228  $    162,266
    Unbilled Sales-Net Increase (Decrease)              815        (5,014)        2,042           481         2,375           408
						-----------   -----------   -----------   -----------   -----------   -----------
      Total Revenue                           $     190,835  $    188,936  $    184,487  $    177,155  $    169,603  $    162,674
	   (Less) Interruptible Revenue               1,687         4,973        10,049        11,064        11,215         9,537
						-----------   -----------   -----------   -----------   -----------   -----------
      Total Firm Revenue                      $     189,148  $    183,963  $    174,438  $    166,091  $    158,388  $    153,137
	   Off-System Revenue                        19,125        19,352        12,947        14,630        13,615        18,384
						-----------   -----------   -----------   -----------   -----------   -----------
      Total Electric Operating Revenues       $     209,960  $    208,288  $    197,434  $    191,785  $    183,218  $    181,058
						===========   ===========   ===========   ===========   ===========   ===========
Operating Expenses
 Fuel for Generation and Purchased Power      $      34,299  $     44,144  $     80,748  $     82,027  $     92,792  $     78,477
 Standard Offer Service Purchased Power              82,839        65,553           -             -             -             -
 Operating and Maintenance Expense                   38,868        37,212        36,492        34,448        32,471        32,441
 Depreciation and Amortization                       26,205        26,776        30,565        31,891        35,104        29,965
 Taxes                                               11,752        12,228        14,032        11,642         3,168        10,249
						-----------   -----------   -----------   -----------   -----------   -----------
      Total Operating Expenses                $     193,963  $    185,913  $    161,837  $    160,008  $    163,535  $    151,132
						===========   ===========   ===========   ===========   ===========   ===========
Summary of Operations (000's)
 Operating Revenue                            $     217,580  $    212,338  $    197,994  $    195,144  $    187,324  $    187,374
 Operating Expenses                                 193,963       185,913       161,837       160,008       163,535       151,132
 Other Income (Loss) (including equity AFDC)           (654)          613         2,806         1,292         1,292         1,466
 Interest Expense (net of borrowed AFDC)             14,273        15,936        20,683        24,963        25,467        26,425
						-----------   -----------   -----------   -----------   -----------   -----------
      Net Income (Loss)                       $       8,690  $     11,102  $     18,280  $     11,465  $       (386) $     11,283
	   Less Preferred Dividends                     266           266           945         1,244         1,376         1,537
						-----------   -----------   -----------   -----------   -----------   -----------
      Earnings (Loss) on Common Stock         $       8,424  $     10,836  $     17,335  $     10,221  $     (1,762) $      9,746
						===========   ===========   ===========   ===========   ===========   ===========


BANGOR HYDRO-ELECTRIC COMPANY
Item 6
Selected Financial Data
Six-Year Statistical Summary
(Unaudited)
						     2001          2000          1999          1998          1997          1996
Selected Financial Data
 Total Assets (000's)                         $     678,245  $    532,220  $    543,950  $    605,688  $    600,583  $    556,629
Electric Plant (000's)
 Total Electric Plant                         $     341,143  $    327,247  $    318,435  $    372,782  $    358,878  $    341,526
 Depreciation Reserve                                93,985        86,684        84,825       101,633        96,595        87,736
						-----------   -----------   -----------   -----------   -----------   -----------
      Net Electric Plant                      $     247,158  $    240,563  $    233,610  $    271,149  $    262,283  $    253,790
						===========   ===========   ===========   ===========   ===========   ===========
Capitalization (000's)
 Short-Term Debt                              $       8,000  $        -    $        -    $     12,000  $     34,000  $     32,500
 Long-Term Debt                                     131,968       161,960       183,300       263,028       221,643       274,221
 Redeemable Preferred Stock                             -             -             -           7,604         9,137        10,670
 Preferred Stock                                      4,734         4,734         4,734         4,734         4,734         4,734
 Common Equity                                      205,557       137,420       132,722       118,864       106,558       108,321
						-----------   -----------   -----------   -----------   -----------   -----------
      Total                                   $     350,259  $    304,114  $    320,756  $    406,230  $    376,072  $    430,446
						===========   ===========   ===========   ===========   ===========   ===========
Capital Structure Ratios (%)
 Short-Term Debt                                        2.3 %         -   %         -   %         3.0 %         9.1 %         7.5 %
 Long-Term Debt                                        37.7 %        53.2 %        57.1 %        64.7 %        58.9 %        63.7 %
 Preferred Stock                                        1.3 %         1.6 %         1.5 %         3.0 %         3.7 %         3.6 %
 Common Stock                                          58.7 %        45.2 %        41.4 %        29.3 %        28.3 %        25.2 %
						-----------   -----------   -----------   -----------   -----------   -----------
      Total                                           100.0 %       100.0 %       100.0 %       100.0 %       100.0 %       100.0 %
						===========   ===========   ===========   ===========   ===========   ===========
Miscellaneous Statistics
 Shares Outstanding (Average)                      7,363,424     7,363,424     7,363,424     7,363,424     7,363,424     7,336,174
 Shares Outstanding (Year End)                     7,363,424     7,363,424     7,363,424     7,363,424     7,363,424     7,363,424
 Number of Common Stockholders (Year End)                  1         6,222         5,678         6,328         6,868         7,734
 Basic Earnings (Loss) Per Common Share       $        1.14  $       1.47  $       2.35  $       1.39  $      (0.24) $       1.33
 Diluted Earnings (Loss) Per Common Share     $        1.08  $       1.30  $       2.08  $       1.33  $      (0.24) $       1.33
 Dividends Declared Per Common Share          $        0.60  $       0.80  $       0.45  $        -    $        -    $       0.72
 Book Value Per Common Share                  $       17.26  $      18.66  $      18.02  $      16.14  $      14.47  $      14.71
 Return on Common Equity                               6.30 %        7.98 %       13.81 %        9.11 %       (1.64)%        9.09 %
 Ratio of AFDC to Common Stock Earnings                  14 %           3 %          (4)%          11 %         (48)%          12 %
 Ratio of Earnings to Fixed Charges                    1.89 %        2.11 %        2.25 %        1.59 %        0.86 %        1.50 %
 Payout Ratio                                            53 %          54 %          26 %         -   %         -   %          54 %
 Percentage of Construction Expenditures
      Funded Internally                                 100 %         100 %         100 %         100 %         100 %         100 %
						===========   ===========   ===========   ===========   ===========   ===========
Residential Customer Data
 Average Number of Customers                          93,398        92,656        91,726        90,888        90,433        89,769
 Kilowatt-Hours per Customer                           5,847         6,029         5,817         5,753         5,896         5,976
 Revenue per Customer                         $       538.17 $      623.23 $      799.16 $      785.54 $      746.76 $      744.19
 Revenue per Kilowatt-Hour in Cents                     9.20         10.34         13.74         13.65         12.67         12.45
						 ===========   ===========   ===========   ===========   ===========   ===========
Miscellaneous System Data
 Net System Capability at Time of Peak
      (MW) Firm*                                      182.23         98.98        273.72        381.54        344.44        373.04
 System Peak Demand (MW)                              290.37        304.71        293.08        281.63        277.06        274.32
 Reserve Margin at Time of Peak**                     (37.2)%       (67.5)%        (6.6)%        35.5 %        24.3 %        36.0 %
 System Load Factor                                    68.4 %        70.8 %        74.5 %        75.4 %        79.5 %        77.0 %
						 ===========   ===========   ===========   ===========   ===========   ===========

 *  The net system capability was reduced subsequent to the generation asset sale, which accord in May 1999..
 ** While the reserve margin at time of peak in 2001, 2000 and 1999 was negative, the system requirements were met through spot market purchases.

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RECENT EVENTS AFFECTING THE COMPANY

MERGER WITH EMERA - In early October 2001, final regulatory approvals for the merger between the Company and Emera, Inc. (Emera) were received. On October 10, 2001, Emera completed the acquisition of all of the outstanding common stock of the Company for US$26.806 per share in cash. The purchase increases Emera's customer base by 25% and broadens the Company's presence in the expanding northeast energy market. Emera also owns Nova Scotia Power, a fully integrated electric utility that supplies substantially all of the generation, transmission and distribution of electricity in Nova Scotia; and has an interest in the Maritimes & Northeast Pipeline, which transports Sable natural gas through Maine to Boston. The acquisition transaction was accounted for using purchase accounting. The cost in excess of the fair value of the net assets acquired, amounting to approximately $82.5 million at December 31, 2001, is recorded as goodwill on the consolidated balance sheets.

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

CURRENT RATE FILINGS - On October 12, 2001, the Company filed a proposal with the MPUC for an alternative rate plan (ARP) that would govern its rates for distribution service over a four year period.
Such a filing was required by the Maine Public Utilities Commission
(MPUC) as a condition of its approval of the Company's acquisition by Emera. In addition to distribution service rates, the Company's ARP proposal included proposed incentives to improve the efficiency and the service quality of power delivery services to Bangor Hydro's customers. The Company's proposal included an initial increase in distribution rates of approximately $3.4 million, with additional annual adjustments during the term of the ARP at a rate below that of inflation. However, as a result of a scheduled reduction in standard offer service, the combined impact of rate changes for most customers would be a reduction of approximately 10% (or about $8 per month for a typical residential customer) during 2002. There is no legal deadline for the MPUC to complete such a proceeding.

On October 18, 2001, the Company filed a notice of its intent to file a request for a general increase in distribution rates of approximately $6.4 million. Under Maine law, utilities are required to provide a minimum of sixty days notice of their intent to file such a request. This filing was made as an alternative to the Company's ARP filing, although it does not preclude simultaneous or subsequent implementation of an ARP. Once filed, the MPUC must process such a request within nine months.

In November 2001, the MPUC Hearing Examiner administering the ARP proceeding suspended that proceeding pending the Company's filing of a request for a general increase in distribution rates.

On January 11, 2002, the MPUC requested comments on a Draft Order that would initiate a management investigation of the Company, as permitted by Maine law, as part of its investigation of the Company's anticipated request for a general increase in distribution rates. On January 17, 2002, in response to this Draft Order, the Company offered to defer filing its request for a general increase in distribution rates and asked the MPUC to defer initiating the management investigation to permit the Company and interested parties a three month period to pursue a settlement of the ARP proceeding with the expectation that such a settlement would also terminate the proposed request for a general increase in rates and the management investigation. At a deliberative session held on January 22, 2002, the MPUC deferred issuing an order initiating a management investigation for 90 days to allow the parties to pursue a settlement of these related rate matters.

On February 14, 2002, the Company presented to the MPUC a proposed resolution of the ongoing ARP proceeding that calls for a multi-year freeze in the distribution portion of the Company's electric rates. In order to comply with such a rate freeze without an adverse impact on the Company's earnings, the Company believes that it will be necessary to implement significant reductions in its operating costs as compared to current levels. The Company believes that such operating cost reductions can be implemented without adversely affecting service quality. At this time, however, management cannot predict the outcome of the ARP proceeding with the MPUC, and the Company has not identified the timing or the nature of the cost reductions to be implemented.


RESULTS OF OPERATIONS

EARNINGS - Basic earnings per common share were $1.14, $1.47, and $2.35, for the years ended 2001, 2000 and 1999, respectively. The earned return on average common equity was 6.3% in 2001, 8% in 2000 and 13.8% in 1999.

The reduction in earnings in 2001 as compared to 2000 was due to several factors. In 2001, the Company incurred approximately $3.9 million ($.33 reduction in earnings per common share) of costs associated with the merger with Emera, as compared to $3 million in 2000 ($.24 reduction in earnings per common share). Also, in 2001, as a result of a settlement of certain issues with the parties participating in the Company's stranded cost rate filing with the MPUC, the Company charged to expense approximately $1.7 million ($.13 reduction in earnings per common share). Finally negatively impacting earnings in 2001 was the establishment of a $615,000 reserve ($.05 reduction in earnings per common share) associated with adjustments to revenue related to filings with the New England Power Pool (NEPOOL).

The relatively high level of earnings in 1999 as compared to 2000 was in part attributable to a number of one-time benefits in 1999 amounting to approximately $.52 per common share. The largest of these was a $1.5 million income tax benefit recorded in the fourth quarter of 1999 (approximately $.20 per common share) from the flow through of unamortized deferred investment tax credits and excess deferred income taxes associated with the 1999 sale of the Company's generation assets. Other one-time items for 1999 include a gain on the sale of a subsidiary as part of the mandatory divestiture of generation assets (approximately $.04 per common share after taxes) recorded in the third quarter of 1999. In the second quarter the Company recorded a one-time benefit of $896,000 ($.07 per common share after taxes) because of the settlement of a dispute related to the NEPOOL transmission rates, and in the first quarter the Company recorded a one-time benefit of $802,000 ($.07 per common share after taxes) due to the settlement by the NEPOOL of a contract dispute with Hydro-Quebec (HQ). Finally, in 1999 the Company participated in a major construction project for a third party unrelated to its core utility business. This activity, now completed, allowed the Company to charge some of its fixed costs directly to that third party resulting in a reduction to operation and maintenance expense and producing a benefit to 1999 earnings of $.14 per common share after taxes.

Several other major changes account for the difference between 2000 and 1999 earnings. The largest change is attributable to new rates implemented by order of the MPUC effective March 1, 2000 that reflect a lower authorized return on equity of 11% in Maine's restructured electric industry. Also affecting earnings in 2000 were costs billed to the Company associated with transmission constraints in New England ($.15 per common share after taxes), as well as the recognition of costs related to the merger ($.24 per common share after taxes) with Emera, and a write-off associated with power costs to replace generation from the Maine Yankee nuclear power plant ($.16 per common share after taxes). Somewhat offsetting these charges to earnings was a $1.2 million ($.10 per common share after taxes) gain on the sale of the Company's wholly-owned subsidiary, Penobscot Natural Gas (Penobscot
Gas).

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

With the implementation of retail competition effective March 1, 2000, comparisons of electric operating revenues for 2001 as compared to 2000 are difficult. Total electric operating revenues, including standard-offer service, increased by approximately $5.2 million, or 2.5%, in 2001 in comparison to 2000. Principally as a result of increases in standard-offer service rates as ordered by the MPUC in 2000 and 2001, electric operating revenues attributable to energy sales were
approximately $13.6 million higher in the 2001.   From the March 1,
2000 through March 1, 2001, the cumulative increase in standard-offer service rates was approximately 60%. This impact of the increased standard-offer rates was offset to some extent by an 8% reduction in total energy sales in 2001, due principally to the shutdown of the Company's largest retail customer, HoltraChem Manufacturing Company (HoltraChem) in September 2000, the weak economy in the Company's service territory and by the impacts of warmer than average weather in 2001. Effective July 1, 2001, and providing for an increase in revenues, the Company entered into a special rate contract with a large industrial customer to provide fully bundled electric service (both T&D and energy) to this customer. Formerly, the Company was only providing T&D service to this customer. The Company has entered into a power purchase contract to procure the power necessary to serve this customer under this contract. Principally as a result of the new contract, the Company recognized approximately $2.8 million in greater electric operating revenues associated with this customer in 2001 as compared to 2000.

Other revenues, which decreased by approximately $8.3 million in the 2001 period, were most affected by a $11.8 million reduction in revenues associated with the standard-offer service deferral mechanism. In 2001, the Company's energy sales related to standard-offer revenues were greater than the associated costs of providing the standard-offer service, and consequently the Company's recorded reductions in other revenues of approximately $8.8 million. In the 2000 period, starting March 1, the Company recorded additional other revenues of approximately $3 million as a result of standard-offer costs exceeding energy sales related standard-offer revenues. The decreased other revenues in 2001 were offset to some extent by Holtrachem revenue sharing, which was a $1.1 million reduction in revenues in 2000, while, as a result of the Holtrachem plant shutdown, there was no revenue sharing in 2001.

Electric operating revenue increased by $14.3 million in 2000 as compared to 1999 due to several factors. Other revenues (not attributable to kWh sales) were approximately $12.7 million greater in 2000 as compared to 1999 due principally to four factors. First, as a result of the previously discussed deferral mechanism for the standard-offer service revenues and costs, the Company recorded additional revenue of $3 million in 2000 to recognize the standard-offer service expenses in excess of revenues. Off-system sales, which are sales related to power pool and interconnection agreements and resales of purchased power, were approximately $6.4 million higher in 2000 as a result of the Company's requirement to resell the capacity and energy from its six purchased power contracts pursuant to Chapter 307 of Maine's 1997 law restructuring the State's electric industry (See the
Note 7 to the Consolidated Financial Statements for a more complete discussion). Also, primarily as a result of electric generators in the Company's service territory wheeling power over the Company's transmission lines and out of its service territory, the Company recorded approximately $1.8 million in higher transmission wheeling
revenues in 2000 as compared to 1999.   Finally, in 2000 the Company
recorded approximately $1.4 million of revenues associated with the previously discussed deferral mechanism for special rate contracts.

Total electric operating revenues attributable to energy sales were $1.6 million greater in 2000 than in 1999. Total energy sales were 1.2% or 20.3 million KWH's lower in 2000 as compared to 1999, largely attributable to reduced sales to the Company's largest special rate contract customers (64.5 million KWH reduction in energy sales and $6.9 million reduction in electric operating revenues). These reduced special contract customer sales and revenues were attributable to the previously discussed shutdown of Holtrachem on September 15, 2000, and sales to another large industrial customer in 2000. Sales to this customer, which contribute a relatively low profit margin to the Company, can vary greatly from year to year as they own self-generation facilities. Reduced revenues for this group of customers were also affected by certain of these large customers choosing a competitive electricity supplier starting March 1, 2000 (197.5 million KWH's or 62% of total large special contract energy sales for the period from March through December 2000) and not contributing to the Company's standard-offer service revenues. For those who have chosen standard-offer service, corresponding revenues have been impacted by the various associated rate changes in 2000 discussed below.

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

EXPENSES - Total fuel for generation and purchased power expense, including the standard offer, increased approximately $7.4 million in 2001 as compared to 2000. Standard offer purchased power expense for the comparable periods of March through December of each year was $3.5 million higher in 2001. The increase is due to higher power prices, offset by reductions in standard offer sales. Also, in connection with the previously discussed new special rate contract with a large industrial customer, in 2001 the Company incurred $2.3 million of purchased power expense associated with serving this customer. Further increasing purchased power expense in 2001 was the establishment of the previously discussed reserve in connection with potential regulatory loss exposure. Also increasing purchased power expense was the recording of a $615,000 reserve associated with adjustments to revenue related to filings with the NEPOOL. Finally, in the first two months of 2001, purchased power costs were also higher, since the Company purchased significantly more power on the spot power market as compared to 2000 as a result of the expiration of the power contracts that had been in place in the 2000 period. Further, the market prices for power were higher due to higher fuel prices and possibly lack of sufficient competition in the generation market.

Offsetting these increases to some extent in 2001 were lower transmission related costs, including those associated with NEPOOL. In 2001, the Company also realized reduced transmission costs as a result of the construction of additional qualifying transmission facilities whose costs are recoverable from the other NEPOOL transmission owners.

Fuel for generation and purchased power expense increased $28.9 million in 2000 as compared to 1999. Total power purchases in 2000 were fairly consistent with those in 1999 due to the Company continuing to fulfill its long-term power purchase contract obligations subsequent to the implementation of the electric industry restructuring on March 1, 2000 and also procuring power to serve the standard-offer load. In 2000, though, the Company purchased significantly more power on the spot power market as compared to 1999 as a result of having fewer power contracts in place than in 1999. These factors resulted in higher fuel and purchased power costs in 2000. With more of the Company's power purchases being made in the spot power market in 2000, the price of the power was negatively affected by very high oil prices in 2000 and new market rules implemented by NEPOOL in May 1999, which set prices for replacement purchases from the pool at market levels related to supply and demand as opposed to actual marginal fuel costs. Also impacting power cost increases in each year were very unusual circumstances in NEPOOL for one day in each of the respective years, with record-breaking loads occurring while many generators were still out of service for maintenance. The result was on-peak power prices that, for the June 1999 event were two to three times as great as would normally occur during June. However, the May 2000 event resulted in prices that were approximately five times as high as the prices paid on the comparable day in June 1999. The Company incurred approximately $2 million more in purchased power costs on the day in 2000 as compared to the day in 1999. In connection with the previously discussed standard-offer service deferral mechanism, the high power costs for the day in May 2000 have been deferred and are recoverable from customers in the future.

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

Other operation and maintenance (O&M) expense increased by approximately $1.7 million in 2001 relative to 2000. The single largest item impacting the increased expense was related to pension expense, which was approximately $1.4 million greater in 2001 as compared to 2000. This was due principally to changes in actuarial assumptions used in calculating pension expense and the end of the amortization of the transition pension benefit in 2001. Also in 2001, bad debt expense increased by approximately $610,000 due to the write-off of amounts associated with the Chapter 11 bankruptcy filing of a large industrial customer, a greater level of write-offs of standard offer receivables and in 2000 bad debt expense was reduced by a $200,000 decrease in the reserve for bad debts. These increases were offset to some extent by a reduction in legal and regulatory related costs in 2001, as there was a greater level of regulatory activities in 2000 in relation to 2001.

Other O&M expense increased by approximately $720,000 in 2000 as compared to 1999. Increasing other O&M expense in 2000 was a $1.7 million increase in O&M payroll due principally to less labor in 2000 being charged to capital projects as compared to 1999 as a result of less construction activity in 2000, and the impact of a 4% wage rate increase for bargaining unit employees on January 1, 2000 and various wage rate increases for non-bargaining unit employees. Further increasing other O&M in 2000 was the amortization expense of approximately $680,000 associated with incremental costs deferred in connection with the implementation of the electric utility industry restructuring (see Note 11 to the Consolidated Financial Statements). Recovery of the cost deferrals was allowed in rates in the Company's February 2000 rate order from the MPUC over a three year period starting March 1, 2000. Decreasing other O&M expense in 1999 was a $706,000 increase in overhead expenses allocated to capital projects. This increased overhead allocation in 1999 was principally a result of major construction activities being performed by the Company in connection with the Maine Independence Station, a new 520 megawatt gas fired generation facility in Veazie, Maine, which has subsequently become operational and is connected to the regional transmission power grid. The Company was reimbursed by the owner of the facility for the construction costs incurred, including overhead expense.

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

Depreciation and amortization expense increased by approximately $866,000 in 2001 relative to 2000 and by approximately $1.1 million in 2000 as compared to 1999 due principally to two factors, the first being additions to the Company's electric plant in service in both 2001 and 2000. Also increasing depreciation expense in 2001 was the effect of a depreciation study conducted in December 1996, which determined that the Company's reserve for depreciation was overaccumulated by approximately $3.6 million. In connection with the MPUC's rate order in February 1998, the Company was allowed to amortize this balance over a two-year period, starting in February 1998. The amortization was increased in June 1999 as a result of the Company's generation asset sale. See Note 1 to the Consolidated Financial Statements for a complete discussion of this transaction. The amortization recorded as a reduction in depreciation expense in 1999 amounted to $2.2 million as compared to $308,000 of amortization in 2000.

The Company's expenses over the period 1999-2001 have been significantly affected by amortizations authorized by the MPUC and charged annually against earnings. The MPUC has specifically authorized the inclusion of these expenses in the Company's electric rates. Absent such regulatory authority, the expenses that gave rise to the amortizations would have been charged to operations when incurred. Instead, the recognition of such expenses have been deferred, and appear on the Consolidated Balance Sheets as assets on the strength of the regulatory authority to amortize them and to collect these amounts from customers (thus the term "regulatory assets"). Although there are a number of such authorized amortizations, the major ones are the allowable recovery of the Company's abandoned investment in the Seabrook nuclear project and the costs associated with the 1993 and 1995 purchased power contract terminations. The Company's recoverable investment in Seabrook Unit 1 is being amortized at a rate of $1.7 million per year, beginning in 1985, for a period of 30 years.

Effective March 1, 1994, as authorized in the base rate order from the MPUC, the Company began amortizing the deferred costs associated with the Beaver Wood purchased power contract termination at a rate of $3.9 million annually over a nine-year period. With the July 1, 1997 temporary rate increase, the MPUC required the Company to accelerate the amortization of this deferred regulatory asset. Effective December 12, 1997, the MPUC ordered the amortization of this regulatory asset to be returned to the level before the temporary rate order. Effective with the rate order in February 1998, the amortization was reduced, so that the unamortized balance of the regulatory asset would be the same as under the original amortization schedule as of March 1, 2000. Consequently, as a result of the rate orders, amortization associated with this regulatory asset was $3.9 million in 2001, $3.7 million in 2000 and $2.8 million in 1999.

The approximately $170 million of costs associated with the 1995 purchased power contract buy-back were deferred and recorded as a regulatory asset, to be amortized and collected over a ten-year period, beginning July 1, 1995. Amortization expense related to this contract buyout amounted to $17 million in each of 2001, 2000 and 1999.

Prior to the implementation of new rates in March 2000, the Company was recovering deferred PERC restructuring costs at an annual rate of $1 million. Effective March 1, 2000, recovery of PERC restructuring costs was adjusted to include the estimated future value of warrants to be exercised. The adjusted annual amortization amounted to $1.6 million. The amortization expense associated with PERC contract restructuring costs was $1.6 million in 2001, $1.5 million in 2000 and $1 million in 1999.

In connection with the electric utility industry restructuring in Maine, the Company was required to sell its generation related assets.
As a result, in May 1999 the Company completed the sale of its generation assets and certain transmission rights to PP&L Global, Inc. (PP&L). The Company realized a gain on this sale of approximately
$29.8 million, of which $29.3 million was required by the MPUC to be deferred for the future benefit of ratepayers. Effective with the implementation of new rates on March 1, 2000, the Company began amortizing the deferred asset sale gain over a 70 month period. The annual amortization amounts are to be recorded in an uneven manner in order to levelize the Company's revenue requirement over this period.
As a result of an increase in the Company's FERC regulated transmission rates on June 1, 2000, and the desire to not increase rates to its retail customers close to the implementation of electric industry restructuring, which occurred on March 1, 2000, the Company agreed to reduce its MPUC jurisdictional distribution rates in an amount equal to the increase in its transmission rates. The reduction in the distribution rates was accomplished by accelerating the amortization of the deferred asset sale gain through May 2001 by an annualized total of $2.5 million. Effective April 15, 2001, and through February 28, 2002, in an effort to mitigate the effects of increased energy prices for the Company's large customers, the MPUC ordered the Company to reduce its distribution and stranded cost electric rates to certain large customers by $.008/kWh. To fund this rate reduction and corresponding decrease in revenues, the MPUC ordered the Company to accelerate the amortization of the deferred asset sale gain in an amount necessary to offset the estimated decrease in revenues caused by the rate reduction. The asset sale gain amortization is expected to be increased by approximately $2.5 million over the 10 1/2 month period the reduced rates are in effect. Also, the Company's FERC jurisdictional transmission rates changed on June 1, 2001. Consistent with 2000, the Company has proposed to reduce its distribution rates via an adjustment to the asset sale gain amortization to offset the change in the transmission rates effective June 1, 2001. The annualized accelerated amortization associated with the transmission rate change amounts to approximately $1.6 million and ends in May 2002.

The increase in property and other taxes in 2001 relative to 2000 was due primarily to higher property taxes, resulting from electric plant additions and increased property tax rates.

The decrease in property and other taxes in 2000 period was due principally to reductions in property taxes as a result of the sale of the Company's generation assets. This reduction in property taxes was offset to some extent by increased electric plant additions and higher property tax rates.

The decrease in total federal and state income taxes for both 2001 as compared to 2000 and for 2000 in relation to 1999 was principally a function of lower earnings in 2001 and 2000 as compared to the prior years. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.

OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENSE - Allowance for funds used during construction (AFDC), which includes carrying costs on certain regulatory assets and liabilities, increased by $445,000 in 2001 relative to 2000 due mainly to approximately $526,000 in carrying costs being recorded on the deferred asset sale gain in 2000. The Company also recorded increased carrying costs on exercised PERC common stock warrants in 2001 relative to 2000. Offsetting these increases to some extent was less AFDC associated with lower levels of construction in 2001.

AFDC increased by approximately $940,000 in 2000 relative to 1999 due mainly to a $1.25 million increase in carrying costs being recorded on the deferred asset sale gain in 1999. This increase was offset to some extent by a $378,000 reduction in AFDC being recorded on construction work in progress in 2000 due principally to decreased construction costs.

Other income, net of income taxes decreased by approximately $1.7 million in 2001 principally as a result of the previously discussed $1.2 million gain on the sale of Penobscot Gas in 2000. Also incremental costs associated with the Company's merger with Emera were $3.9 million in 2001 as compared to $3 million in 2000. Finally, investment income decreased by approximately $539,000 in the 2001 period due principally to reductions in the Company's available cash balances from the 1999 generation asset sale (see the section on Liquidity and Capital Resources).

Other income decreased by approximately $2.7 million in 2000 relative to 1999 principally as a result of a $1.5 million income tax benefit recorded in 1999 associated with the flow-through of unamortized investment tax credits and excess deferred income taxes related to generation assets sold to PP&L in May 1999 and the effect of incremental merger related costs ($1.8 million, net of tax) incurred in 2000. Also decreasing other income in 2000 as compared to 1999 was a $310,000, net of tax, gain on sale of the Company's wholly-owned subsidiary, Penobscot Hydro Co., Inc. (Penobscot Hydro), in July 1999 (See Note 7 to the Consolidated Financial Statements for a discussion of this sale). These decreases in other income in 2000 were offset to some extent by the previously discussed gain on sale of Penobscot Gas in 2000.

Long-term debt interest expense decreased $1.4 million in 2001 in relation to 2000 due primarily to repayments on the Company's long-term debt in each year. In June 2001 and June 2000, the Company made $15.1 million and $14 million in principal payments, respectively, on the Finance Authority of Maine (FAME) Revenue Notes. Also, monthly principal payments on the $24.8 million medium term notes amounting to approximately $6.2 million and $5.5 million, respectively, in 2001 and
2000.   These were offset to some extent by interest expense in 2001 associated with a $13.7 million note established in October 2001 with the Municipal Review Committee in connection with the exercise of common stock warrants. See note 5 to the consolidated financial statements for a discussion of this new debt.

Long-term debt interest expense decreased $3.8 million in 2000 as compared to 1999 as a result of principal repayments in 2000 and 1999 on various long-term debt issues. See the section on liquidity, capital requirements and capital resources for a more complete discussion of the long-term debt repayments in 2000 and 1999.

Other interest expense increased by approximately $116,000 in 2001 due principally to borrowings and fees under the Company's revolving credit facility. Weighted average borrowings outstanding were approximately $3 million in 2001, while in 2000 there were no borrowings under the revolving credit facility. This was offset to some extent by a reduction in the amortization of debt issuance costs in 2001 as a result of the end of the amortization period of certain deferred debt issuance costs in June 2001 and June 2000.

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


LIQUIDITY, CAPITAL REQUIREMENTS, AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events for the years ended December 2001, 2000 and 1999 as they affect the Company's liquidity. Net cash provided by operations was approximately $25.3 million in 2001, $37.6 million in 2000 and $47.4 million in 1999.

The approximately $12.3 million reduction in operating cash flows in
2001 in relation to 2000 was the result of several factors.   The
largest single item impacting this change was cash payments to the PERC common stock warrant holders in connection with the exercise of warrants in each period (See Note 7 to the Consolidated Financial Statements). In 2001 approximately $14.2 million in payments were made to the holders of the warrants, while in 2000 these payments amounted to only $2.1 million. Cash flows from operations were further impacted in 2001 by lower earnings as compared to the year 2000. Operating cash flows are also impacted in both 2001 and 2000 by the standard-offer service. In 2001, the Company's standard-offer service revenues exceeded associated costs by approximately $8.8 million, while in 2000, the costs exceeded revenues by approximately $3 million. Also cash flows were negatively impacted by the previously discussed $.008/kWh rate reductions provided to certain large customers starting in April 2001. While earnings impacts of the rate discounts are negated by additional asset sale gain amortization to offset the rate discounts, cash flows are negatively impacted by providing the $2.5 million in rate discounts over the 10 1/2 month period the reduced rates are in effect.

Changes in accounts receivable and accounts payable in the statement of cash flows are also greatly impacted by the standard-offer related revenues and purchased power obligations. Enhancing cash flows to some extent in 2001 was the receipt in October 2001 of $2.6 million associated with the settlement of a dispute regarding the sale of a jointly owned property in which the Company had an interest. See Note 11 to the Consolidated Financial Statements for a discussion of this transaction.

Negatively impacting cash flows in the 2000 as compared to 1999 was $3 million in previously discussed deferred costs associated with the Company providing standard-offer service to customers, as well as $1.4 million in deferred costs for the period from March 1, 2000 through December 31, 2000, associated with a deficiency in actual revenues realized from customers under special rate contracts as compared to the estimated revenues for these customers utilized in setting the Company's new electric rates starting March 1, 2000. The Company was granted a deferral mechanism for the differences in these revenues in its February 2000 rate order from the MPUC. Also negatively impacting cash flows in 2000 was the impact of a lower authorized return on equity of 11% ordered by the MPUC effective March 1, 2000 with the advent of the electric industry restructuring. Positively impacting cash flows from operations in the 1999 period was the receipt of a $1.75 million payment related to a terminated purchased power contract (See the 1999 Form 10-K).

These decreases in cash flows from operations for 2000 as compared to 1999 were offset to some extent by a $5.8 million reduction in interest payments in 2000 principally as a result of long-term debt principal payments discussed below. Also the Company incurred $5.3 million in closing and selling costs associated with the generation asset sale in 1999.

Over the last three years, capital expenditures have been $16.4 million in 2001, $16.7 million in 2000 and $20.3 million in 1999. In 2001, approximately $9.5 million of the capital expenditures were related to the Company's electric distribution system, $1.6 million was associated with the electric transmission system, and the remaining $5.3 million was expended in connection with customer information system changes necessitated by the electric industry restructuring, other general property and equipment, software, and internal combustion facilities. In 2000, approximately $8.2 million of the capital expenditures were related to the electric distribution system, $4.2 million was associated with the electric transmission system, $2.4 million was expended in connection with customer information system changes necessitated by the electric industry restructuring, and the remainder related to other general property and equipment, software, and internal combustion facilities. In 1999, approximately $8 million of the capital expenditures were related to the Company's electric distribution system, $5.6 million was associated with the electric transmission system and certain fiber optic equipment, $3.2 million was expended in connection with Y2K compliance and restructuring related activities, and the remainder related to other general property and equipment, software, and internal combustion facilities. The Company expects its capital expenditures to total between $45 and $50 million over the next three years, although it may be necessary to adjust the budget for capital expenditures on a year-to-year basis.

As previously discussed, in July 2000 the Company received $1.25 million in connection with the sale of Penobscot Gas.

As discussed in the 1999 Form 10-K, the Company received approximately $79.6 million in proceeds related to its generation asset sale in late May 1999 and an additional $10 million in late July 1999 in connection with the sale of Penobscot Hydro.

Also impacting cash flows in 1999 were Graham Station property sale proceeds. This sale is discussed in note 11 to the consolidated financial statements. The $6.2 million in proceeds associated with the sale of this property were required to be deposited with a third party trustee in September 1998. In January 1999 the trustee released the $6.2 million to the Company, and the funds were utilized to repay outstanding medium term notes.

The increase in dividends paid on common stock in 2001 as compared to 2000 was due to an increase in the common dividend from $.15 to $.20
per share in March 2000.   The increase in common dividends paid in
2000 relative to 1999 was a result of the reinstatement of the Company's common dividend in the second quarter of 1999, as well as the increase in the common dividend in March 2000.

The reduction in preferred dividends paid in 2000 as compared to 1999 resulted from the final redemption of the remaining outstanding 8.76% mandatory redeemable preferred stock in October 1999.

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

The Company had maintained full borrowing capacity under its revolving credit facility from the second quarter of 1999 through June 2001, but it became necessary to renew borrowings under the revolving line in June 2001 to fund the required FAME debt payment of $15 million. The Company's utilization of the line of credit was also impacted by the approximately $3.8 million in incremental merger costs in 2001 and the cash payments to common stock warrant holders in 2001 amounting to approximately $14.2 million. The Company's borrowings under this arrangement amounted to $8 million at December 31, 2001. On June 29, 2001, the Company extended the revolving credit agreement until October 1, 2001, and the agreement was further extended until March 31, 2002. Also, the Company entered into a promissory note that allows the Company to borrow up to an additional $10 million. This unsecured facility is used by the Company to manage working capital needs, and the interest rate setting mechanism and other major terms of the note are similar to terms in the revolving credit agreement.

Capital and operating needs in 2001, 2000 and 1999 were met through internally generated funds, the Company's revolving credit line and generation asset sale proceeds. Under the current projections of cash needs, the new credit facilities discussed above should provide adequate borrowing capacity until a longer term financing structure is implemented.

The Company has approximately $121.7 million of first mortgage bonds and other long-term debt maturities in the period 2002-2006.


OTHER MATTERS

MAINE YANKEE - TERMINATION OF DECOMMISSIONING OPERATIONS CONTRACT - In May 2000 Maine Yankee terminated its decommissioning operations contract with Stone & Webster Engineering Corp. (Stone & Webster) pursuant to the terms of the contract. Stone & Webster disputed Maine Yankee's grounds for the termination. In June 2000 Stone & Webster filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.

Upon the contract termination Maine Yankee temporarily assumed the general contractor role and entered into interim agreements with Stone & Webster and obtained assignments of several subcontracts in order to allow decommissioning work to continue and to avoid the adverse consequences of an abrupt or inefficient demobilization from the Plant site. Decommissioning of the Plant site continued, with major emphasis directed to maintaining the schedule on critical-path projects such as construction of the ISFSI and preparation of the Plant's reactor vessel for eventual shipment to an off-site disposal facility. After assessing its long-term alternatives for safely and efficiently completing the decommissioning, including evaluating proposals from prospective successor general contractors, on January 26, 2001 Maine Yankee announced that it would continue to manage the project itself.

In June 2000 Federal Insurance Company (Federal), which had provided performance and payment bonds in the amount of approximately $38.5 million each in connection with the decommissioning operations contract, filed a declaratory- judgment complaint against Maine Yankee in the Bankruptcy Court in Delaware, which was subsequently transferred to the United States District Court in Maine. The complaint alleged that Maine Yankee had improperly terminated the decommissioning operations contract with Stone & Webster and had failed to give proper notice of the termination to Federal under the contract, and that Federal had no further obligations under the bonds.

After extensive discovery and resolution of certain preliminary issues by the court, in December 2001 Maine Yankee and Federal entered into a settlement agreement pursuant to which Federal paid Maine Yankee $44 million on January 18, 2002. That amount represents full payment under the performance bond, plus an additional amount under the payment bond reflecting certain payments made by Maine Yankee to subcontractors and suppliers who had not been fully paid by Stone & Webster. Maine Yankee deposited the payment in its decommissioning trust fund to offset past and future expenses resulting from the failures of Stone & Webster.
The deposit was reflected on Maine Yankee's 2001 financial statements.

Maine Yankee is continuing to pursue its claim for damages that was originally filed against Stone & Webster and its parent corporations in August 2000 in the Bankruptcy Court in Delaware. After recognizing the payment from Federal, Maine Yankee has asserted a right to recover an additional $21 million in that court from the bankrupt estate. The hearing on the claim was held in late 2001, and Maine Yankee expects a decision from the court later in 2002. Recovery of such an additional amount in the Bankruptcy Court is contingent on a number of factors beyond Maine Yankee's control, including the extent to which the bankrupt estate has assets available to pay any amount determined to be recoverable. Maine Yankee therefore cannot predict what amount, if any, it will recover on this claim.

On February 27, 2002, Stone & Webster filed a claim for approximately $6.9 million against Maine Yankee in the Bankruptcy Court in Delaware for alleged breaches of contract and to subordinate Maine Yankee's claims. Maine Yankee cannot predict the outcome of the new claim.

In connection with the state of Maine's electric industry restructuring law, the Company was allowed the recovery of Maine Yankee decommissioning costs as a component of its stranded costs. In the Company's rate order from the MPUC that became effective March 1, 2000, the Company was allowed to defer the amount of any future FERC ordered changes in Maine Yankee's decommissioning collections. Consequently, management does not believe that Maine Yankee's decommissioning contractor difficulties will have a material adverse impact on the Company's results of operations, financial condition or cash flows.

CRITICAL ACCOUNTING POLICIES - We prepare our financial statements in conformity with accounting principles generally accepted in the United States. Judgments and uncertainties about the application of these accounting policies along with estimates and other assumptions may affect reported results.

REGULATION - As a regulated electric utility, the Company prepares its financial statements in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation", (SFAS No. 71) for its regulated business. In order for a Company to report under SFAS No. 71, the Company's rates must be designed to recover its costs of providing service and must be able to collect those rates from customers. If rate recovery becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard would no longer apply to the Company's regulated operations. In the event the Company determines that it no longer meets the criteria for applying SFAS No. 71, the accounting impact would be an extraordinary non-cash charge to operations of an amount that could be material. Management periodically reviews these criteria to ensure the continuing application of SFAS No. 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, Management believes future recovery of its regulatory assets are probable.

OTHER - Electric Operating Revenue consists primarily of amounts charged for electricity delivered to customers during the period. The Company records unbilled revenue, based on estimates of electric service rendered and not billed at the end of an accounting period, in order to match revenue with related costs. We reserve an estimate for potential uncollectible customer accounts based on historical uncollectible experience and specific customer identification where practical. Depreciation of electric plant is provided using the straight-line method at rates designed to allocate the original cost of properties over their estimated service lives. Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes."

OTHER - Management's discussion and analysis of results of operations and financial condition contains items that are "forward-looking" as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Factors that might cause such differences include, but are not limited to, the Company's merger with Emera, future economic conditions, relationships with lenders, earnings retention and dividend payout policies, electric utility restructuring, developments in the legislative, regulatory and competitive environments in which the Company operates and other circumstances that could affect revenues and costs.


CONTINGENCIES AND DISCLOSURES ABOUT MARKET RISK

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

The Company has recorded a liability, based on currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for this waste disposal site. Additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, and possible effects of future legislation or regulation and the possible effects of technological changes At December 31, 2001, the liability recorded by the Company for its estimated environmental remediation costs amounted to approximately $435,000. The Company's actual future environmental remediation costs may be different as additional factors become known.

In 2001 the Company expended approximately $544,000 in operations to comply with environmental standards for air, water and hazardous materials.

DISCLOSURES ABOUT MARKET RISK - The Company's major financial market risk exposure is changing interest rates. Changes in interest rates will affect interest paid on variable rate debt and the fair value of fixed rate debt. The Company manages interest rate risk through a combination of both fixed and variable rate debt instruments and an interest rate swap, which is associated with the Company's medium term notes (See Note 13 to the Consolidated Financial Statements). As of December 31, 2001, the Company had $5.5 million of medium term notes outstanding which bear floating, LIBOR-based rates (1.87375% LIBO rate at December 31, 2001). The interest rate swap fixes the interest rate on the medium term notes at 5.72% for the full notional amount of the debt. See Note 5 to the Consolidated Financial Statements for a discussion of these medium term notes.


Item 8
Financial Statements & Supplementary Data

		 BANGOR HYDRO-ELECTRIC COMPANY
	       CONSOLIDATED STATEMENTS OF INCOME
	       For the Years Ended December 31,
												   Predecessor
									      ---------------------------------------------------
										    Period From
								   Period From      January 1,
								   Acquisition         2001
								     Date to          Through
								  December 31,      Acquisition
								      2001             Date                2000              1999
								 --------------   --------------   --------------   --------------
Electric Operating Revenues:
    Electric operating revenue (Note 1)                        $   34,326,272    $  98,664,499    $ 146,204,013    $   197,994,796
    Standard offer service (Note 11)                               17,476,348       67,112,864       66,133,532                -
							       -- ------------   - ------------   - ------------   - -------------
							       $   51,802,620    $ 165,777,363    $ 212,337,545    $   197,994,796
							       -- ------------   - ------------   - ------------   - -------------

Operating Expenses:
    Fuel for generation and purchased power (Notes 1 and 4)    $    8,711,924    $  25,587,586    $  44,144,334    $    80,748,385
    Standard offer service purchased power (Note 11)               16,945,383       65,893,732       65,552,980                -
    Other operation and maintenance (Notes 1 and 6)                10,019,568         28,848,107       37,211,862       36,491,666
    Depreciation and amortization (Note 1)                          2,198,158          7,826,371        9,158,885        8,063,939
    Amortization of Seabrook nuclear unit (Note 8)                    424,763          1,274,287        1,699,050        1,699,050
    Amortization of contract buyouts and restructuring (Note 7)     5,639,281         16,917,843       22,311,448       20,801,816
    Amortization of deferred asset sale gain (Note 11)             (2,105,076)      (5,971,057)      (6,393,038)               -
    Taxes -
       Local property and other                                     1,181,771          3,817,948        4,795,698        5,059,140
       Income (Note 3)                                              2,038,384          4,713,760        7,432,261        8,973,166
							       -- ------------   - -------------   - ------------   - ------------
							       $   45,054,156    $   148,908,577    $ 185,913,480    $ 161,837,162
							       -- ------------   - -------------   - ------------   - ------------
Operating Income                                               $    6,748,464    $  16,868,786    $    26,424,065    $  36,157,634

Other Income And (Deductions):
  Allowance for equity funds used during construction (Note 1) $      139,532    $       464,541  $       158,698  $      (326,026)
  Other, net of applicable income taxes (Notes 1, 3, 7 and 11)        157,452         (1,416,135)         454,715        3,132,097
							       -- ------------   - -------------   - ------------   - ------------
Income Before Interest Expense                                 $    7,045,448    $    15,917,192    $  27,037,478    $  38,963,705
							       -- ------------   - -------------   - ------------   - ------------

Interest Expense:
  Long-term debt (Notes 5 and 13)                              $    3,393,733    $    10,429,419  $    15,211,905  $    19,004,624
  Other (Note 5)                                                      286,443            722,586          893,455        1,393,547
  Allowance for borrowed funds used during construction (Note 1)     (135,676)          (423,431)        (169,929)         284,933
							       -- ------------   - -------------   - ------------   - ------------
							       $    3,544,500    $    10,728,574    $  15,935,431    $  20,683,104
							       -- ------------   - -------------   - ------------   - ------------
Net Income                                                     $    3,500,948    $     5,188,618    $  11,102,047    $  18,280,601

Dividends On Preferred Stock (Note 4)                                  66,429            199,141          265,570          945,396
							       -- ------------   - -------------   - ------------   - ------------
Earnings Applicable To Common Stock                            $    3,434,519    $     4,989,477    $  10,836,477    $  17,335,205
							       == ============   = =============   = ============   = ============

Weighted Average Number Of Shares Outstanding (Note 4)              7,363,424          7,363,424        7,363,424        7,363,424
							       -- ------------   - -------------   - ------------   - ------------

Earnings Per Common Share (Note 4):
    Basic                                                      $            .47  $           .67  $          1.47  $          2.35
    Diluted                                                                 .47              .61             1.30             2.08
							       == ============   = =============   = ============   = ============
Dividends Declared Per Common Share                            $            -    $           .60  $           .80  $           .45
							       == ============   = =============   = ============   = ============


The accompanying notes are an integral part of these consolidated financial statements.

				 BANGOR HYDRO-ELECTRIC COMPANY
				  CONSOLIDATED BALANCE SHEETS
					  December 31,



														    Predecessor
Assets                                                                                                     2001            2000
Investment In Utility Plant:
    Electric plant in service, at original cost (Note 12)                                       $ 328,559,986   $ 316,167,622
    Less - Accumulated depreciation and amortization (Note 1)                                      93,984,836      86,684,205
												- ------------  - ------------
												$ 234,575,150   $ 229,483,417
    Construction work in progress (Note 1)                                                          7,307,837       5,457,707
												- ------------  - ------------
												$ 241,882,987   $ 234,941,124
    Investments in corporate joint ventures: (Notes 1 and 7)
       Maine Yankee Atomic Power Company                                                        $   4,421,884   $   4,949,696
       Maine Electric Power Company, Inc.                                                             853,562         672,581
												- ------------  - ------------
												$ 247,158,433   $ 240,563,401
												- ------------  - ------------
Other Investments, at cost (Note 9)                                                             $   3,497,681   $   3,174,561
												- ------------  - ------------
Funds held by trustee, at cost (Notes 5 and 9)                                                  $  22,694,648   $  22,696,405
												- ------------  - ------------

Current Assets:
    Cash and cash equivalents (Notes 1 and 9)                                                   $     884,617   $  12,462,780
    Accounts receivable, net of reserve ($761,000 in 2001 and 2000)                                19,268,889      21,731,869
    Unbilled revenue receivable (Note 1)                                                           15,379,708      15,778,696
    Inventories, at average cost:
       Material and supplies                                                                        2,531,853       2,585,107
       Fuel oil                                                                                        53,320          93,746
    Prepaid expenses                                                                                  671,267         829,181
												- ------------  - ------------
       Total current assets                                                                     $  38,789,654   $  53,481,379
												- ------------  - ------------
Regulatory Assets and Deferred Charges:
    Goodwill-EMERA Acquisition (Note 2)                                                         $  82,537,291   $           -
    Investment in Seabrook nuclear project, net of accumulated amortization
       of $35,270,346 in 2001 and $33,571,296 in 2000 (Notes 8 and 11)                             23,571,729      25,270,779
    Costs to terminate/restructure purchased power contracts, net of accumulated
       amortization of $145,729,090 in 2001 and $123,171,966 in 2000 (Notes 7 and 11)              92,057,206      99,312,319
    Maine Yankee decommissioning costs (Notes 7 and 11)                                            37,306,576      43,028,107
    Above-market purchased power contract obligation (Notes 11 and 13)                             73,954,000               -
    Other regulatory assets (Notes 3,5,6 and 11)                                                   52,657,562      41,025,080
    Other deferred charges                                                                          4,019,969       3,667,769
												- ------------  - ------------
       Total regulatory assets and deferred charges                                             $ 366,104,333   $ 212,304,054
												- ------------  - ------------
	  Total Assets                                                                          $ 678,244,749   $ 532,219,800
												==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.



				 BANGOR HYDRO-ELECTRIC COMPANY
				  CONSOLIDATED BALANCE SHEETS
					  December 31,



														    Predecessor
Stockholders' Investment and Liabilities                                                                   2001            2000

Capitalization: (see accompanying statement)
    Common stock investment (Note 4)                                                            $ 205,556,673   $ 137,419,659
    Preferred stock  (Note 4)                                                                       4,734,000       4,734,000
    Long-term debt, net of current portion (Notes 5, 9 and 13)                                    131,967,827     161,960,000
												- ------------  - ------------
	 Total capitalization                                                                   $ 342,258,500   $ 304,113,659
												- ------------  - ------------
Current Liabilities:
    Notes payable - banks (Note 5)                                                              $   8,000,000   $           -
												- ------------  - ------------
    Other current liabilities -
      Current portion of long-term debt  (Notes 5 and 9)                                        $  43,245,891   $  21,340,000
      Accounts payable                                                                             22,491,785      24,785,193
      Dividends payable                                                                                66,429       1,539,114
      Accrued interest                                                                              2,663,225       2,529,237
      Customers' deposits                                                                             572,867         502,276
      Current income taxes payable                                                                  1,916,892         305,323
												- ------------  - ------------
	 Total other current liabilities                                                        $  70,957,089   $  51,001,143
												- ------------  - ------------
	 Total current liabilities                                                              $  78,957,089   $  51,001,143
												- ------------  - ------------
Regulatory and Other Long-term Liabilities (Note 3)
    Deferred income taxes - Seabrook                                                            $  12,223,523   $  13,109,098
    Other accumulated deferred income taxes                                                        47,405,476      58,314,350
    Maine Yankee decommissioning liability (Note 7)                                                37,306,576      43,028,107
    Deferred gain on asset sale (Note 11)                                                          14,574,316      22,788,408
    Above-market purchased power contract obligation (Note 13)                                     73,954,000               -
    Other regulatory liabilities (Note 11)                                                         18,961,715      12,556,052
    Unamortized investment tax credits                                                              1,311,928       1,452,059
    Accrued pension and postretirement benefit costs (Note 6)                                      39,655,265      12,124,106
    Other long-term liabilities (Notes 7 and 12)                                                   11,636,361      13,732,818
												- ------------  - ------------
	 Total regulatory and other long-term liabilities                                       $ 257,029,160   $ 177,104,998
												- ------------  - ------------
	    Total Stockholders' Investment and Liabilities                                      $ 678,244,749   $ 532,219,800
												= ============  = ============

The accompanying notes are an integral part of these consolidated financial statements.



			   BANGOR HYDRO-ELECTRIC COMPANY
		    CONSOLIDATED STATEMENTS OF CAPITALIZATION
				   December 31,

												    Predecessor
											    2001           2000
Common Stock Investment (Notes 1,2 and 4)
     Common stock, par value $5 per share-                                        $  36,817,120  $  36,817,120
	  Authorized -- 10,000,000 shares
	  Outstanding -- 7,363,424 shares in 2001 and 2000
     Amounts paid in excess of par value                                            165,352,312     58,642,367
     Accumulated other comprehensive loss                                               (47,278)             -
     Retained earnings                                                                3,434,519     41,960,172
										  - -------------- -------------
	  Total common stock investment                                           $ 205,556,673  $ 137,419,659
										  - -------------- -------------
Preferred Stock, Non-participating, cumulative, par value $100 per share, authorized 600,000 shares (Note 4):
	  Not redemable or redeemable solely at the option of the issuer-
	   7%, Noncallable, 25,000 shares authorized and outstanding              $   2,500,000  $   2,500,000
	   4.25%, Callable at $100, 4,840 shares authorized and outstanding             484,000        484,000
	   4%, Series A, Callable at $110, 17,500 shares authorized and outstanding   1,750,000      1,750,000
										  - -------------- -------------
										  $   4,734,000  $   4,734,000
										  - -------------- -------------
Long-Term Debt (Notes 5, 9 and 14)
     First Mortgage Bonds-
	 10.25%  Series due 2020                                                  $  30,000,000  $  30,000,000
	   8.98%  Series due 2022                                                    20,000,000     20,000,000
	   7.38%  Series due 2002                                                    20,000,000     20,000,000
	   7.30%  Series due 2003                                                    15,000,000     15,000,000
										  - -------------- -------------
										  $  85,000,000  $  85,000,000
										  - -------------- -------------
     Other Long-Term Debt-
	 Finance Authority of Maine - Taxable Electric Rate
	      Stabilization Revenue Notes, 7.03% Series 1995A, due 2005           $  71,500,000  $  86,600,000
	 Medium Term Notes, Variable interest rate-LIBO rate plus 1.125%, due 2002    5,460,000     11,700,000
	 Municipal Review Committee Note, 5%, due 2008                               13,234,394              -
	 Other miscellaneous notes payable, 3.90%, due 2003                              19,324              -
										  - -------------- -------------
										  $  90,213,718  $  98,300,000
	      Less:  Current portion of long-term debt                               43,245,891     21,340,000
										  - -------------- -------------
										  $  46,967,827  $  76,960,000
										  - -------------- -------------
	      Total Long-Term Debt                                                $ 131,967,827  $ 161,960,000
										  - -------------- -------------
		   Total Capitalization                                           $ 342,258,500  $ 304,113,659
										  = ============ = ============
The accompanying notes are an integral part of these consolidated financial statements.



		  BANGOR HYDRO-ELECTRIC COMPANY
	      CONSOLIDATED STATEMENTS OF CASH FLOWS
		 For the years ended December 31,
										    Predecessor
								    Period From     Period From
								    Acquisition     January 1,
								      Date to      2001 Through
								    December 31,    Acquisition
									2001           Date              2000             1999
Cash Flows From Operating Activities:
  Net income                                                      $  3,500,948   $   5,188,618   $  11,102,047   $   18,280,601
    Adjustments to reconcile net income to net cash
       from operating activities:
	   Depreciation and amortization                             2,198,158       7,826,371       9,158,885        8,063,939
	   Amortization of Seabrook nuclear project (Note 8)           424,763       1,274,287       1,699,050        1,699,050
	   Amortization of contract buyouts and
	    restructuring (Note 7)                                   5,639,281      16,917,843      22,311,448       20,801,816
	   Amortization of deferred asset sale gain (Note 11)       (2,105,076)     (5,971,057)     (6,393,038)               -
	   Other amortizations                                         375,024       1,193,607       1,896,179        2,590,725
	   Allowance for equity funds used during
	    construction (Note 1)                                     (139,532)       (464,541)       (158,698)         326,026
	   Deferred income tax provision and amortization of
	       investment tax credits (Note 3)                        (212,917)     (5,976,077)     (2,765,264)        (131,897)
	   Gain on sale of subsidiary (Notes 7 and 11)                       -               -      (1,205,727)        (523,390)
	   Deferred Maine Yankee replacement power cost
	    write-off (Note 7)                                               -               -       1,992,848                -
	   Flow-through of unamortized investment tax credits
	      and excess deferred income taxes (Note 3)                      -               -               -       (1,485,131)
    Changes in assets and liabilities:
	   Costs to restructure purchased power
	    contract (Note 7)                                         (250,000)       (750,000)     (1,000,000)      (1,099,000)
	   Deferred standard-offer service costs (Note 11)           4,265,218       4,580,779      (2,988,823)               -
	   Deferred special rate contract revenues (Note 11)          (910,954)     (1,404,194)     (1,368,948)               -
	   Exercise of PERC warrants-cash paid in lieu
	    of issuing shares (Note 7)                              (4,951,550)     (9,225,892)     (2,129,387)      (3,321,710)
	   Deferred Wyman#4 litigation settlement
	    proceeds (Note 11)                                       2,592,294               -               -                -
	   Deferred incremental Maine Yankee costs (Note 7)                  -               -         807,616        2,886,401
	   Deferred incremental ice storm costs                              -               -               -        1,817,851
	   Deferred costs associated with generation
	    asset sale (Note 11)                                             -               -         107,765       (5,266,689)
	   Payment received related to terminated
	    purchased power contract (Note 7)                                -               -               -        1,750,000
	   Accounts receivable, net and unbilled revenue            (1,291,684)      1,298,321      (5,113,248)      (2,759,315)
	   Accounts payable                                         (1,032,699)     (1,359,942)     10,609,785          (11,081)
	   Accrued interest                                           (703,043)        837,030         (23,521)        (921,611)
	   Current and deferred income taxes                          (293,705)      2,253,111         (10,093)       3,755,913
	   Accrued postretirement benefit costs (Note 6)               589,050       1,533,939       1,322,206        1,608,414
	   Other current assets and liabilities, net                  (257,941)        580,127         202,486         (356,034)
	   Other, net                                                   (5,530)       (501,752)       (433,387)        (345,523)
								  - -------------- --------------- --------------- --------------
Net Increase in Cash From Operating Activities:                   $  7,430,105   $  17,830,578   $  37,620,181   $   47,359,355
								  - -------------- --------------- --------------- --------------
Cash Flows From Investing Activities:
     Construction expenditures                                    $ (6,264,489)  $ (10,083,839)  $ (16,680,501)  $  (20,323,360)
     Allowance for borrowed funds used during
      construction (Note 1)                                           (135,676)       (423,431)       (169,929)         284,933
     Asset sale proceeds (Note 11)                                           -               -               -       79,587,841
     Proceeds from sale of subsidiary (Notes 7 and 11)                       -               -       1,250,000       10,000,000
     Release of Graham Station property sale proceeds
	 held by trustee (Note 11)                                           -               -               -        6,200,000
								  - -------------- --------------- --------------- --------------
Net (Decrease) Increase in Cash From Investing Activities         $ (6,400,165)  $ (10,507,270)  $ (15,600,430)  $   75,749,414
								  - -------------- --------------- --------------- --------------
Cash Flows From Financing Activities:
     Dividends on preferred stock                                 $    (66,380)  $    (199,190)  $    (265,570)  $   (1,127,882)
     Dividends on common stock                                      (1,472,685)     (4,418,054)     (5,522,567)      (2,209,028)
     Payments on long-term debt (Note 4)                            (2,054,457)    (19,720,645)    (19,460,000)     (85,782,897)
     Payments on mandatory redeemable preferred
      stock (Note 4)                                                         -               -               -       (9,243,742)
     Short-term debt, net (Note 5)                                   2,000,000       6,000,000               -      (12,000,000)
								  - -------------- --------------- --------------- --------------
Net Decrease in Cash From Financing Activities                    $ (1,593,522)  $ (18,337,889)  $ (25,248,137)  $ (110,363,549)
								  - -------------- --------------- --------------- --------------
Net (Decrease) Increase in Cash and Cash Equivalents              $   (563,582)  $ (11,014,581)  $  (3,228,386)  $   12,745,220
Cash and Cash Equivalents at Beginning of Year                       1,448,199      12,462,780      15,691,166        2,945,946
								  - -------------- --------------- --------------- --------------
Cash and Cash Equivalents at End of Year                          $    884,617   $   1,448,199   $  12,462,780   $   15,691,166
								  ============   =============   =============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

		    BANGOR HYDRO-ELECTRIC COMPANY
	CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT



												       Accumulated
								       Amounts Paid                         Other    Total Common
							     Common    in Excess of       Retained   Comprehensive          Stock
							      Stock       Par Value       Earnings           Loss      Investment
							   --------    ------------    -----------   ------------   -------------
Balance December 31, 1998                                $36,817,120    $ 59,054,203    $22,992,769    $         -    $118,864,092
Net income                                                       -               -       18,280,601                     18,280,601
Cash dividends declared on-
     Preferred stock                                             -               -         (899,718)                      (899,718)
     Common stock                                                -               -       (3,313,541)                    (3,313,541)
Exercise of warrants-cash paid
     in lieu of issuing shares (Note 4)                          -          (410,052)           -                         (410,052)
Transfer of mandatory redeemable 8.76%
     preferred stock issuance costs to the deferred
     asset sale gain (Note 11)                                               246,191                                       246,191
Other                                                            -               -          (45,678)                       (45,678)
							 ------------   ------------    ------------   ------------   ------------
Balance December 31, 1999                                $36,817,120    $ 58,890,342    $37,014,433    $         -    $132,721,895
Net income                                                       -          -            11,102,047                     11,102,047
Cash dividends declared on-
     Preferred stock                                             -               -         (265,570)                      (265,570)
     Common stock                                                -               -       (5,890,738)                    (5,890,738)
Exercise of warrants-cash paid
     in lieu of issuing shares (Note 4)                          -          (247,975)           -                         (247,975)
						       -------------  -------------   -------------  -------------  --------------
Balance December 31, 2000                                $36,817,120    $ 58,642,367    $41,960,172    $         -    $137,419,659
Net income                                                       -               -        8,689,566                      8,689,566
Other comprehensive loss net of taxes:
     Unrealized loss on interest rate swap (Note 13)                                                       (47,278)        (47,278)
	 Total comprehensive income                                                                                      8,642,288
Merger transactions (net) (Note 2)                               -     120,890,928      (42,531,595)           -        78,359,333
Cash dividends declared on-
     Preferred stock                                             -               -         (265,570)           -          (265,570)
     Common stock                                                -               -       (4,418,054)           -        (4,418,054)
Exercise of warrants-cash paid
     in lieu of issuing shares (Note 4)                          -       (14,180,983)           -              -       (14,180,983)
						       ------------   ------------    ------------   ------------   --------------
Balance December 31, 2001                              $36,817,120    $165,352,312    $ 3,434,519    $   (47,278)   $205,556,673
						       ------------   ------------    ------------   ------------   --------------

The accompanying notes are an integral part of these consolidated financial statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Bangor Hydro-Electric Company (the Company) is a public utility engaged in the transmission and distribution of electric energy and other energy related services, with a service area of approximately 5,275 square miles having a population of approximately 190,000 people. The Company serves approximately 107,000 customers in portions of the Maine counties of Penobscot, Hancock, Washington, Waldo, Piscataquis, and Aroostook. The Company's regulated operations are subject to the regulatory authority of the Maine Public Utilities Commission (MPUC) as to retail rates, accounting, service standards, territory served, the issuance of securities and other matters. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) as to certain matters, including rates for transmission services. The Company is a member of the New England Power Pool (NEPOOL), and is interconnected with other New England utilities to the south and with New Brunswick Power Corporation to the north.

BASIS OF CONSOLIDATION - The Consolidated Financial Statements of the Company include its wholly- owned subsidiaries, Bangor Var Co., Inc.
(BVC), Bangor Energy Resale, Inc. (BERI), CareTaker, Inc. (CareTaker), Bangor Fiber Co., Inc. (Bangor Fiber), and Bangor Line Co., Inc. (Bangor Line), BERI was formed in 1997 as a special purpose vehicle to permit Bangor Hydro's use of a power sales agreement as collateral for a bank loan (see Note 5 for a discussion of this financing arrangement). CareTaker was incorporated in 1997 and provides security alarm services on a retail basis to residential and commercial customers. Bangor Fiber was formed in 2000 to supply fiber optic communications cable to communications companies and cable service providers and other related activities. Bangor Line was formed in 2001 to provide engineering, permitting and design, geographic information system and construction services to third parties. See Note 7 for additional information with respect to BVC. All significant intercompany balances and transactions have been eliminated. The accounts of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the regulatory bodies having jurisdiction.

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

ELECTRIC OPERATING REVENUE - Electric Operating Revenue, including that associated with standard offer service (See Note 11) consists primarily of amounts charged for electricity delivered to customers during the period. The Company records unbilled revenue, based on estimates of electric service rendered and not billed at the end of an accounting period, in order to match revenue with related costs. As of March 1, 2000, the Company bills customers for the energy supplied by competitive energy providers (See Note 11). Competitive energy providers are paid only after the funds are collected from customers. The Company records accounts receivable for the amounts billed to competitive energy customers and a corresponding accounts payable for the amounts due to the energy supplier. No revenue is recognized as the Company is acting as an agent.

DEPRECIATION OF ELECTRIC PLANT AND MAINTENANCE POLICY- Depreciation of electric plant is provided using the straight-line method at rates designed to allocate the original cost of properties over their estimated service lives. The composite depreciation rate (excluding intangible assets), expressed as a percentage of average depreciable plant in service, and considering the amortization of overaccu-mulated depreciation (discussed below), was approximately 2.9% in 2001, 2.9% in 2000 and 2.1% in 1999.


A study conducted as of December 31, 1996 determined that the Company's reserve for depreciation was overaccumulated by approximately $3.6 million. In connection with the MPUC's rate order in February 1998, the Company was allowed to amortize this balance over a two-year period, starting in February 1998. The Company recorded approximately $307,000 in amortization in 2000 and $2.4 million in 1999 which reduced depreciation expense. The 1999 and 2000 amortizations were increased as a result of the sale of the Company's hydroelectric plant assets in May 1999.

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

Maintenance expense was $10.1 million in 2001, $10 million in 2000 and $9.5 million in 1999.

GOODWILL -In connection with the acquisition of the Company's common stock by Emera, Inc. (Emera) in October 2001 (see Note 2), the excess of the cost over the fair value of the net assets of the Company has been recorded as goodwill on the Company's consolidated balance sheet. In accordance with the implementation of Statement of Financial Accounting Standards No. 141, "Business Combination", goodwill is no longer amortized. The Company assesses the recoverability of goodwill by using discounted cash flow analysis.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC) - In accordance with regulatory requirements of the MPUC, the Company capitalizes as AFDC financing costs related to portions of its construction work in progress, at a rate equal to its weighted cost of capital, into utility plant with offsetting credits to other income and interest. This cost is not an item of current cash income, but is recovered over the service life of plant in the form of increased revenue collected as a result of higher depreciation expense and return. In addition, carrying costs on certain regulatory assets and liabilities, including the deferred asset sale gain (see Note 11), were also capitalized and included in AFDC in the Consolidated Statements of Income. The average AFDC (carrying costs) rates computed by the Company were 9.1% in 2001, 9.3% for 2000 and 9.5% in 1999.

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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid for interest, net of amounts capitalized was approximately $14.1 million, $15.1 million and $20.9 million in 2001, 2000 and 1999, respectively. Cash paid for income taxes was approximately $10.4 million, $10 million and $8.9 million in 2001, 2000 and 1999,
respectively.   Non-cash financing activity:  In October 2001 the
Company issued a $13,667,550 note payable in connection with the exercise of common stock warrants. See Notes 5 and 7 for a discussion of the note payable and the common stock warrants.

RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS - The Company's major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable rate debt and the fair value of fixed rate debt. The Company manages interest rate risk through a combin-ation of both fixed and variable rate debt instruments and an interest rate swap (see Notes 5 and 15). The Company does not hold or issue derivatives for trading purposes. The Company's accounting for derivatives used to manage risk is in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

RECLASSIFICATIONS-Certain prior year amounts have been reclassified to conform with the presentation used in the 2001 Consolidated Financial Statements.


NOTE 2.  MERGER WITH EMERA, INC.

In early October 2001, final regulatory approvals for the merger between the Company and Emera, Inc. (Emera) were received. On October 10, 2001, Emera completed the acquisition of all of the outstanding common stock of the Company for US$26.806 per share in cash. The purchase increases Emera's customer base by 25% and broadens the Company's presence in the expanding northeast energy market. Emera also owns Nova Scotia Power, a fully integrated electric utility that supplies substantially all of the generation, transmission and distribution of electricity in Nova Scotia; and has an interest in the Maritimes & Northeast Pipeline, which transports Sable natural gas through Maine to Boston. The acquisition transaction was accounted for using purchase accounting. The cost in excess of the fair value of the net assets acquired, amounting to approximately $82.5 million at December 31, 2001, is recorded as goodwill on the consolidated balance sheet. As previously discussed, the goodwill will not be amortized, but instead will be subject to an impairment test at least annually in
accordance with the provisions of Statement No. 142.   Goodwill
associated with the Emera acquisition was not adjusted for any impairment losses in 2001.

The following table summarizes the purchase accounting adjustments to the accounts of the Company as of December 31, 2001:
							 Purchase
							Accounting
						       Adjustments
						      ----------------
Unbilled revenue receivable                            $  (2,855,331)
Goodwill                                                  82,537,291
Regulatory assets                                        (1,660,375)
						     ----------------
Total Assets                                            $ 78,021,585
						       =============
Common stock investment                                 $ 78,359,333
Current liabilities                                       (1,582,637)
Deferred asset sale gain                                      12,222
Other regulatory liabilities                               1,232,667
						       ---------------
Total Liabilities and Stockholders Equity               $ 78,021,585
							=============





As a result of the merger on October 12, 2001, as required under purchase accounting by generally accepted accounting principles, retained earnings of the Company were reset to zero and moved to amounts paid in excess of par value. Also in connection with merger related activities, the Company incurred approximately $3.9 million and $3 million in incremental costs in 2001 and 2000, respectively. These have been recorded as a component of Other Income (Expense) in the Consolidated Statements of Income for 2001 and 2000.


NOTE 3.  INCOME TAXES

The individual components of federal and state income taxes reflected in the Consolidated Statements of Income for 2001, 2000 and 1999 are stated in the table below.

   Year Ended December 31,          2001        2000           1999

Current:
   Federal                    $  9,300,188  $ 7,445,626     $7,390,387
   State                         2,958,075    2,920,769      2,314,251

			    ---------------- --------------  -----------
			       $12,258,263   $10,366,395     $9,704,638

			     --------------- ------------- --------------
Deferred:
   Federal                   $ (3,935,012)  $ (1,618,863)   $   (252,473)
   State                       (2,113,851)    (1,006,733)       (447,641)

			   --------------- ---------------  --------------
			     $(6,048,863)    $ (2,625,596)   $  (700,114)

			  ---------------   ---------------  --------------
Investment Tax Credits, Net  $    42,951     $   (139,668)   $   (317,877)

			  ---------------    ---------------  --------------
Total Provision              $  6,252,351    $ 7,601,131     $   8,686,647
Allocated to Other Income         499,793       (168,870)          286,519

			   ---------------   ---------------  --------------
Charged to Operating Expens  $  6,752,144    $ 7,432,261     $    8,973,166

			    =============    ===========     ===============

Under the federal income tax laws, the Company received investment tax credits (ITC) on qualified property additions through 1986. ITC utilized were deferred and are being amortized over the life of the related property. In 1999 the Company utilized the remaining available ITC of about $3.2 million to reduce its federal income tax obligation.

In 2000, the Company utilized the remaining $3.6 million of federal alternative minimum tax credits to reduce its regular income tax liability while in 1999, the Company utilized $4.2 million of federal and state alternative minimum tax credits. These net operating losses were principally due to the Company deducting for income tax reporting purposes the costs of the purchased power contract terminations in 1995, which were deferred for financial reporting purposes (see Note
7).

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

					2001           2000         1999
				     -----------------------------------
					    (Dollars in Thousands)
				    Amount   %    Amount     %     Amount  %
				    ----------------------------------------
Federal income tax provision at
   statutory rate                  $5,230  35.0%   $6,546  35.0%   $9,439 35.0%
Less (Plus) permanent differences
   in tax expense resulting from
   statutory exclusions from taxable
	income:
    Dividend received deduction
      related to earnings
      of associated companies          74     .5      164    .9       253   .9
    Equity component of AFDC          170    1.1      138    .7       185   .7
    Asset sale gain permanent
      differences                    (349)  (2.3)    (276) (1.5)        -    -
    Amortization of equity
      component of AFDC on recoverable
      Seabrook investment            (160)  (1.0)    (160)  (.8)     (160) (.6)
    Other                               2       -      32    .1       (29) (.1)

				    -------------------------------------------
Federal income tax provision before
  effect of 0 timing differences    $5,493  36.7%  $6,648  35.6%   $9,190 34.1%
Less (Plus) timing differences
     that are flowed through for
     rate-making and accounting purposes:
      Amortization of debt component
	of AFDC and capitalized
	overheads on recoverable
	Seabrook investment           (151) (1.0)    (151)  (.8)    (151)  (.6)
       Book depreciation greater
	 than tax depreciation         (85)  (.6)     (69)  (.4)     (85)  (.3)
       Equity earnings in excess
	 of (less than) dividends      102    .7      (41)  (.2)    (276) (1.0)
       State income tax liability
	 deducted for federal
	 income tax purposes           424   2.8      550   2.8      673   2.5
       Reversal of excess deferred
	income taxes                   230   1.5      147    .8      167    .6
       Amortization of investment
	tax credits                    140    .9      140    .8      350   1.3
       Investment tax credits and
	excess deferred taxes
	  flowed through                 -     -        -     -    1,485   5.5
      Other                           (392) (2.6)      43    .4       27    .1

				   -------------------------------------------
     Federal income tax provision   $5,225  35.0%  $6,029  32.2%  $7,000  26.0%

				   ===========================================

In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (FAS 109), the Company recorded cumulative net additional deferred income tax liabilities of approximately $10.3 million as of December 31, 2001 and $16.4 million as of December 31, 2000. These additional deferred income tax liabilities have resulted from the accrual of deferred taxes on temporary differences on which deferred taxes had not been previously accrued ($16.0 million and $25.3 million as of December 31, 2001 and 2000, respectively), offset by the effect of the 1987 change to lower income tax rates (reduced by the 1% increase in the federal income tax rate in 1993) that will be refunded to customers over time ($4.9 million and $8.1 million as of December 31, 2001 and 2000, respectively), and the establishment of deferred tax assets on unamortized investment tax credits ($776,000 and $858,000 as of December 31, 2001 and 2000, respectively). These latter amounts have been recorded in Other Regulatory Liabilities at December 31, 2001 and 2000. The accrual of the additional amount of deferred tax liabilities have been offset by regulatory assets which represent the customers' future payment of these income taxes when the taxes are, in fact, expensed. As a result of this accounting, the Consolidated Statements of Income are not affected by the implementation of FAS 109. The rate-making practices followed by the MPUC permit the Company to recover federal and state income taxes payable currently, and to recover some, but not all, deferred taxes that would otherwise be recorded in accordance with FAS 109 in the absence of regulatory accounting. The individual components of other accumulated deferred income taxes are as follows at December 31, 2001 and 2000:

						 2001               2000
					     --------------- -----------------
Deferred Income Tax Liabilities:
   Costs to terminate/restructure
     purchased power contracts                 $26,362,744      $ 35,091,730
   Excess book over tax basis of
     electric plant in service                  37,117,206        37,156,847
   Investment in jointly-owned companies         1,476,037         1,358,081
   Other regulatory assets                       2,547,116         3,655,033
   Other                                           138,374           120,104

					  ----------------      --------------
					      $ 67,641,477       $ 77,381,795

				       -------------------     ----------------
Deferred Income Tax Assets:
   Deferred asset sale gain                  $   5,901,889       $  8,776,804
   Accrued pension and postretirement
     benefit costs                               5,734,119          4,500,464
   Other regulatory liabilities                  5,369,662          1,441,734
   Other                                         3,230,331          4,348,443

					 ------------------     ---------------
					      $ 20,236,001        $ 19,067,445

					------------------     ----------------
Total other accumulated deferred
  income taxes                               $ 47,405,476         $ 58,314,350

					     ============         ============

As a result of the Company's generation asset sale to PP&L Global in 1999 (see Note 11), the Company realized $1.5 million in income tax benefits associated with the recognition of previously unamortized deferred ITC associated with the generation assets sold and the reversal of the excess deferred income taxes associated with these assets. These income tax benefits have been recorded as a component of Other Income in the Consolidated Statements of Income in 1999.



NOTE 4.  COMMON AND PREFERRED STOCK AND EARNINGS PER SHARE

COMMON STOCK - In connection with the Company's merger with Emera on October 10, 2001, Emera owns all of the Company's outstanding common shares. The common stock has general voting rights of one vote per twelve shares owned.

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

EXERCISE OF COMMON STOCK WARRANTS - In 2001, the remaining 1,437,215 of outstanding common stock warrants were exercised, which were issued in connection with the PERC purchased power contract restructuring, were exercised at market prices ranging from $25.625 to $26.806 per share. For a complete discussion of the PERC contract restructuring and the issuance of warrants, see Note 7. For 736,315 of the warrants, the Company exercised its option to pay cash to the holders of the warrants instead of actually issuing shares of common stock. These payments amounted to approximately $14.2 million. For 700,900 of unexercised warrants associated with the Municipal Review Committee (MRC), the Company and the MRC entered into an agreement whereby the Company, instead of issuing shares or paying cash, established a note payable to the MRC in the amount of $13,667,550, at an interest rate of 5% and a term of seven years. See Note 5 for a discussion of the MRC debt. Since the common shares were not issued, and the Company had recorded the estimated fair value of these warrants when issued in June 1998 as a $1.4 million addition to paid-in capital, an adjustment has been made in connection with the cash payments option and the MRC note payable to reduce paid-in capital by this amount as of December 31, 2001.

Also as a result of the exercise of the warrants in 2001, the MPUC, in connection with its order approving the Company's merger with Emera, established a cap on the value of the warrants that could be recorded as a regulatory asset for exercises in 2001. Since all of the warrant exercises in 2001 were in excess of this cap, the Company was required to write-off this excess amount to paid-in capital. The charges, which reduced paid-in capital, amounted to approximately $12.6 million in 2001. See Note 7 for a complete discussion of the impact of the MPUC's orders concerning the PERC warrants.

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

In 1999, 349,999 common stock warrants, which were issued in connection with the PERC purchased power contract restructuring, were exercised at market prices ranging from $16.0625 to $16.75 per share. The Company exercised its option to pay cash to the holders of the warrants instead of actually issuing shares of common stock. These payments amounted to approximately $3.3 million. Since the common shares were not issued, and the Company had recorded the estimated fair value of these warrants when issued in June 1998 as a $410,000 adjustment to paid-in capital, an adjustment was made in connection with the cash payments option to reduce paid-in capital by this amount as of December 31, 1999.

EARNINGS PER SHARE - The following table reconciles basic and diluted earnings per common share assuming all outstanding common stock warrants were converted to common shares (see Note 7 for discussion of warrants issued in connection with the PERC purchased
power contract restructuring).   For 2001 the Predecessor period is
from January 1, 2001 through the acquisition date, and the Successor period is from the acquisition date to December 31, 2001.


			Successor      Predecessor
			 2001                2001         2000        1999
		      -------------   -------------    ----------   ----------
Earnings applicable to
  common stock           $3,434,519    $4,989,477    $10,836,477   $17,335,205
			 -----------   -------------  ------------ -----------

Average common shares
  outstanding             7,363,424     7,363,424      7,363,424     7,363,424
Plus: incremental shares
 from assumed conversion
   of outstanding warrants        -       791,745        990,099       984,200
			 ------------   ---------     -----------     ---------
Average common shares
  outstanding plus assumed
    warrants converted    7,363,424     8,155,169       8,353,523    8,347,624
			 -------------  -----------     -----------  ----------
Basic earnings per
  common share                 $.47          $.67           $1.47        $2.35
			-------------  -------------    -----------  ----------

Diluted earnings per
  common share                 $.47          $.61            $1.30       $2.08

			   ========     =========        =========     ========


NOTE 5.  LENDING AGREEMENTS AND MONETIZATION OF POWER SALE CONTRACT

On June 29, 1998, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a new group of lenders that provided a two-year term loan of $45 million and a three year revolving credit commitment of $30 million. The amended credit agreement is secured by $82.5 million of non-interest bearing First Mortgage Bonds. The term loan was fully repaid in May of 1999. The terms of the amended credit agreement have been extended to March 31, 2002 and the First Mortgage Bonds have expired.

By the terms of the credit agreement, the Company may borrow, at its option, at rates, as defined in the agreement, based on the London Interbank Offered (LIBO) rate, or the base rate, which is the higher of the agent bank's defined base rate or one-half of one percent (1/2%) above the federal funds interest rate. The applicable risk premium based on the Company's corporate credit rating is added to the core interest rate, which results in the total combined interest rate for borrowing under the agreement. A required commitment fee, based on the Company's available revolving credit commitment, is also priced according to the Company's corporate credit rating.

On June 29, 2001, the Company, as permitted under the Amended and Restated Credit and Term Loan Agreement, entered into a Promissory Note with FleetBoston Financial that allows the Company to borrow up to an additional $10 million. This unsecured facility is used by the Company to manage working capital needs, and the interest rate setting mechanism and other major terms of the Note are similar to terms in the Amended and Restated Credit and Term Loan Agreement. The original facility expired on October 1, 2001, but has subsequently been extended to March 31, 2002.

Both facilities contain certain financial covenants related to the Company's debt ratio, fixed charge coverage, net worth, and limitation on the payment of common dividends. The Company was in compliance with all covenants associated with these agreements during 2001 and 2000.

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

The loan was comprised of $24.8 million in medium term notes, with a term of 53 months. BERI must maintain a capital reserve fund of $1.5 million, funded with proceeds from the loan, which will be used to pay the final installment of principal and interest due in 2002. The assets in the capital reserve fund are held by a third party trustee and invested in money market funds whose investments are limited to commercial paper, corporate notes and bonds, certificates of deposit, municipal bonds, U.S. Agency obligations and repurchase agreements. Interest is payable, at the Company's option, under the agreement at the LIBO rate plus 1.125% or the base rate, which is the higher of (a) the lending bank's reported "base rate" and (b) one-half of one percent (1/2%) above the federal funds effective interest rate. The Company has historically selected the LIBO rate interest option. To provide interest rate protection through the maturity date of the term loan, in April 1998, BERI entered into an interest rate swap agreement with one of the lending banks. The interest rate swap fixed the LIBO interest rate on the medium term notes at 5.72%. As a result of the interest rate swap agreement, BERI incurred additional interest expense in 2001 amounting to approximately $103,000, while in 2000 BERI realized reduced interest expense of approximately $96,000. The agreement also contains certain financial covenants, with which BERI was in compliance during 2001 and 2000.

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

On October 10, 2001, the Company issued a unsecured promissory note to the MRC for the amount of $13,667,550 (MRC Promissory Note). The Company and the MRC agreed to terms and conditions of the MRC Promissory Note under which the Company shall make a series of cash payments to the MRC upon the exercise of warrants on the closing of the merger with Emera, Inc. (See Notes 4 and 7 for a discussion of
the PERC common stock warrants).   The MRC Promissory Note has a term
of seven years, a fixed interest rate of 5%, and payments of interest and principal on a quarterly basis. The MRC has the right to defer some or all of any of the quarterly payments within the same Note Year (August 1 to July 31), upon at least a 14 days' prior written notice to the Company.

Current maturities of the first mortgage bonds and other long-term debt for the five years subsequent to December 31, 2001, amounting to $121,619,152, are $43,245,904 in 2002, $33,909,192 in 2003, $20,314,371
in 2004, $21,830,717 in 2005, and $2,318,968 in 2006.

Certain information related to total short-term borrowings under the Credit Agreements and the lines of credit is as follows:

				       2001          2000            1999
				  -------------   -----------  ---------------
Total credit available at end
  of period                         $40,000,000    $30,000,000   $30,000,000
Unused credit at end of period      $32,000,000    $30,000,000   $30,000,000
Borrowings outstanding at end
  of period                         $ 8,000,000              -             -
Effective interest rate
  (exclusive of fees) on
  borrowings outstanding at
  end of period                             4.4%             -%            -%
Average daily outstanding
  borrowings for the period         $ 3,031,507    $          -   $ 2,802,740
Weighted daily average annual
  interest rate
  exclusive of fees)                        4.4%              -%          6.7%
Highest level of borrowings
  outstanding at any
  month-end during the period       $ 8,000,000    $           -   $13,000,000

				    ===========    =============   ===========


NOTE 6. POSTRETIREMENT BENEFITS

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

There were no employer contributions to the noncontributory pension plan in 2001, 2000 or 1999. The plan's assets are composed of fixed income securities, equity securities and cash equivalents.

The following tables detail the funded status of the plan, the amounts recognized in the Company's Consolidated Financial Statements, the components of pension (income) expense for 2001, 2000 and 1999 and the major assumptions used to determine these amounts
(includes both the funded and unfunded plans).

Total pension expense (income) included the following components:

					2001         2000        1999
				   ------------- -----------  -----------
Service cost-benefits earned
  during the period                 $1,387,841    $1,186,910   $1,439,047
Interest cost on projected
  benefit obligation                 3,622,633     3,479,260    3,295,172
Expected return on plan assets      (4,260,894)   (4,460,416)  (4,317,379)
Amortization of unrecognized
  asset and gains (losses)              (6,958)     (664,911)     252,043
				   -------------  ------------- ----------
 Total pension expense (income)     $   742,622   $ (459,157)   $  668,883
				    ===========   ===========   ===========



					   2001           2000       1999
					----------      --------- ---------
Significant assumptions used were-
  Discount rate*                        7.75% / 7.25%     8.0%        6.75%
  Rate of increase in future
    compensation levels                          4.0%     4.0%          4.0%
  Expected long-term rate of
    return on plan assets                        9.0%     9.0%          9.0%

* In 2001, a 7.75% discount rate was used prior to the acquisition, and 7.25% was subsequent to the acquisition.

The following table sets forth the plans' funded status at December 31, 2001 and 2000:

						   2001          2000
					      -------------- ---------------
Change in Projected Benefit Obligation
   Balance as of December 31, 2000 and 1999     $ 47,951,796    $45,165,460
   Service cost                                    1,387,841      1,186,910
   Interest cost                                   3,622,633      3,479,260
   Benefits paid                                  (2,863,257)    (2,900,824)
   (Gains) and losses                              3,283,569      1,020,990
						--------------  -------------
   Balance as of December 31, 2001 and 2000     $ 53,382,582    $47,951,796
						--------------  -------------
Change in Plan Assets
   Balance as of December 31, 2000 and 1999     $ 48,425,866     $51,834,730
   Employer contributions                             54,142          40,000
   Benefits paid                                  (2,863,257)     (2,900,824)
   Actual return, less expenses                   (4,185,796)       (548,040)
						--------------  --------------
   Balance as of December 31, 2001 and 2000     $ 41,430,955     $48,425,866
						--------------  --------------
   Funded status                                $(11,951,627)    $   474,070
   Unrecognized net transition asset                       -        (390,175)
   Unrecognized prior service cost                         -       2,630,838
   Unrecognized gain                              (1,180,767)     (4,756,609)
					       ----------------  -------------
Accrued pension at December 31, 2001 and 2000   $(13,132,394)   $ (2,041,876)
					       ==============   ============

As a result of purchase accounting, all unrecognized actuarial gains and losses, prior service cost and the net transition asset were eliminated as of October 10, 2001, the merger date with Emera. As a result of regulatory accounting, a regulatory asset of $10.4 million, equal to these unrecognized amounts, was established at the merger date. The Company is amortizing this balance over the same period at which the corresponding gains and losses were being amortized when they were a component of pension expense. Amortization expense amounted to $211,670 in 2001 for the period subsequent to the merger.

The discount rate and rate of increase in future compensation levels used to determine pension obligations, effective January 1, 2002, are 7.25% and 4%, respectively, and were used to calculate the plans' funded status at December 31, 2001.



The accumulated benefit obligation for the unfunded supplemental pension plan with accumulated benefit obligations in excess of plan assets was $2,201,171 and $1,999,298 as of December 31, 2001 and 2000,
respectively.

In addition to pension benefits, the Company provides certain health care and life insurance benefits to its retired employees. Substantially all of the Company's employees may become eligible for retiree benefits if they reach normal retirement age while working for the Company. The actuarially determined net periodic postretirement benefit cost for 2001, 2000 and 1999 and the major assumptions used to determine these amounts are shown in the following tables:


					 2001           2000          1999
				      -------------   -----------  ----------
Service cost of benefits earned      $   632,590   $   573,740   $   583,385
Interest cost on accumulated
  postretirement benefit obligation    1,848,813     1,716,563     1,518,092
Actual return on plan assets             (37,836)      (22,002)       (9,710)
Amortization of unrecognized
  transition obligation                  375,900       501,200       501,200
Other deferrals, net                     271,727       280,255       405,834
				     -------------  ------------  ------------
Net periodic postretirement
  benefit cost                        $3,091,194    $3,049,756    $2,998,801
				      ==========    ==========    ==========

The following table sets forth the benefit plan's funded status at December 31, 2001 and 2000.


						  2001               2000
					       --------------   ------------
Change in Accumulated Postretirement
  Benefit Obligation
    Balance as of December 31, 2000 and 1999    $ 23,874,192    $ 20,720,833
    Service cost                                     632,590         573,740
    Interest cost                                  1,848,813       1,716,563
    Claims paid                                     (979,648)     (1,091,334)
    Gains and losses                               2,112,497       1,954,390
						--------------- -------------
    Balance as of December 31, 2001 and 2000    $ 27,488,444    $ 23,874,192
						--------------- -------------
Change in Plan Assets
    Balance as of December 31, 2000 and 1999    $    879,734    $    358,971
    Employer contributions                         1,250,743       1,727,550
    Retiree contributions                             44,038          43,428
    Claims paid                                     (979,648)     (1,091,334)
    Actual return, less expenses                    (180,829)       (158,881)
						--------------  -------------
    Balance as of December 31, 2001 and 2000    $  1,014,038    $    879,734
						-------------   -------------
Funded status                                   $(26,474,406)   $(22,994,458)
Unrecognized net transition obligation                     -       6,013,600
Unrecognized (gain) loss                             (48,465)      6,898,628
						--------------  -------------
Accrued postretirement benefit cost at
   December 31, 2001 and 2000                    $(26,522,871)  $(10,082,230)
						 =============  ============

As a result of purchase accounting, all unrecognized actuarial gains and losses, prior service cost and the unrecognized net transition obligation were eliminated as of October 10, 2001, the merger date with Emera. As a result of regulatory accounting, a regulatory asset of $14.6 million, equal to these unrecognized amounts, was established at the merger date. The Company is amortizing this balance over the same period at which the corresponding gains and losses were being amortized when they were a component of the net periodic postretirement benefit cost. Amortization expense amounted to $282,537 in 2001 for the period subsequent to the merger.

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

In 1994 the Company established an irrevocable external Voluntary Employee Benefit Association Trust Fund (VEBA) to fund the payment of postretirement medical and life insurance benefits. Company contributions to the VEBA amounted to approximately $1.3 million in 2001 and $1.7 million in 2000. The VEBA's assets are composed of United States Treasury money market funds. The Company's general policy is to contribute to the VEBA amounts necessary to fund claims and administrative costs.

					 2001       2000    1999
				     ------------  -------- -------
Significant assumptions used were-
Discount rate *                      7.75% /7.25%    8.0%    6.75%
Health care cost trend rate,
    employees less than age 65-
	Near-term                            7.5%    7.0%    7.5%
	Long-term                            5.0%    5.0%    4.5%
Health care cost trend rate,
   employees greater than age 65-
	Near-term                            7.5%    7.0%    7.5%
	Long-term                            5.0%    5.0%    4.5%
Rate of return on plan assets                5.0%    5.0%    5.0%

* In 2001, a 7.75% discount rate was used prior to the acquisition, and 7.25% was subsequent to the acquisition.

The discount rate used to determine postretirement benefit obligations, effective January 1, 2002, and the Plan's funded status at December 31, 2001, was 7.25%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

						1% Increase    1% Decreas
					       -------------  ------------
Effect on total of service and
  interest cost components                     $   451,011     $ (355,321)
Effect on postretirement benefit obligation      4,580,571     (3,658,701)



In 1999 the Company incurred $469,000 and $175,587 in special termination benefits associated with enhanced pension and postretirement medical benefits, respectively, provided to employees who were displaced due to the asset sale to PP&L Global (see Note 11).
The state of Maine electric utility restructuring legislation allowed utilities to recover the costs of providing such benefits to the workers displaced due to the sale of the Company's generation assets, and consequently, the special termination benefits expense of $644,587 was deferred and is recorded as a regulatory asset at December 31, 1999. Recovery of this regulatory asset began starting March 1, 2000 over a three-year period as specified in the Company's 2000 rate order from the MPUC.

The estimates of the Company's accrued pension and postretirement benefit costs involve the utilization of significant assumptions.
Changes in any one of these assumptions could impact the liabilities in the near term.

The Company also provides a defined contribution 401(k) savings plan for substantially all of its employees. The Company's matching of employee voluntary contributions amounted to approximately $363,000 in 2001, $370,000 in 2000 and $331,000 in 1999.


NOTE 7. JOINTLY OWNED FACILITIES AND POWER SUPPLY COMMITMENTS

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

During 1998 and early 1999, the parties to the FERC proceeding, including, among others, the MPUC staff, the Maine Office of the Public Advocate and the Secondary Purchasers, engaged in extensive discovery and negotiations, which resulted in the filing of a settlement agreement with the FERC in January 1999. A separately negotiated settlement filed with the FERC in February 1999 resolved the issues raised by the Secondary Purchasers by limiting the amounts of their payments for decom-missioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the public interest and were approved by the FERC on June 1, 1999. The settlements constitute a full settlement of all issues raised in the FERC proceeding, including decommissioning cost issues and the issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant.

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

Maine Yankee's most recent estimate of the total costs of decommissioning and plant closure, for the period from 2001 to 2008, excluding funds already collected, is $596 million (undiscounted). The Company's share of the estimated cost at December 31, 2001 is approximately $37.3 million and is recorded as a regulatory asset and decommissioning liability. The regulatory asset was recorded for the full amount of the decommissioning and plant closure costs due to the state's industry restructuring legislation (see Note 11) allowing the Company future recovery of nuclear decommissioning expenses related to Maine Yankee, as well as the Company being allowed a recovery mechanism in its February 2000 rate order for Maine Yankee non-decommissioning plant closure costs. Accumulated decommissioning funds at December 31, 2001 had an adjusted market value of $157.1 million of which the Company's share was approximately $11 million.

MEPCO - The Company owns 14.2% of the common stock of MEPCO. MEPCO owns and operates electric transmission facilities from Wiscasset, Maine, to the Maine-New Brunswick border. Information relating to the operations and financial position of Maine Yankee and MEPCO appears later in Note
6. In connection with the Company's generation asset sale in May 1999 (see Note 11), the Company sold certain of its rights to MEPCO transmission capacity.

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

The Company is also a 1.5% participant in the NEPOOL/Hydro-Quebec Phase 2 project (Phase 2), which involves an increase to the capacity of the Phase 1 intertie to 2,000 MW. As in the Phase 1 project, the Company receives a share of the anticipated energy cost savings derived from purchases from Hydro-Quebec and capacity benefits provided by the intertie and is required to pay its share of the costs of ownership and operation whether or not any savings are obtained. In connection with the generation asset sale in May 1999, the Company sold its rights as a participant in the regional utilities agreement with Hydro-Quebec (see
Note 11). The Company, though, is still required to pay its share of the costs of ownership and operation of the Hydro-Quebec intertie. Also in connection with the asset sale, PP&L Global (PP&L) has agreed to pay the Company $400,000 per year to partially offset the Company's on-going Hydro-Quebec support payments. Since the Company still has an obligation for the costs of the Hydro-Quebec intertie, but it has sold the rights to the benefits as a participant, an $6 million liability (included in Other Long-term Liabilities) and corresponding regulatory asset (included in Other Regulatory Assets) have been recorded as of December 31, 2001 on the Consolidated Balance Sheet representing the present value of the Company's estimated future payments (net of the $400,000 to be received from PP&L) for costs of ownership and operation of the Hydro-Quebec intertie.

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



Summary Financial Information for Maine Yankee and MEPCO is as follows (dollars in thousands):
----------------------------------------------------------------------------

				Maine Yankee                   MEPCO
----------------------------------------------------------------------------


			2001       2000     1999        2001     2000    1999
		      ------    --------  ------      ------  -------  -------

Operations:
  As reported by investee-
  Operating revenue    $ 61,994  $ 43,813  $  69,439  $  4,514  $ 4,029 $ 2,936
		       --------  --------- ---------  --------- ------- -------
  Amortization/depreciation
  and decommissioning
  collections          $ 47,586  $ 47,611  $   55,286 $    274  $   319 $   326
  Interest and preferred
  dividends              10,987    14,829      14,079       40       55      72
  Other (income) expenses,
  net                      (950)  (23,267)     (4,789)   3,008    2,274    (771)
		     ----------- ----------- ---------- ------- -------- -------
  Operating expenses $   57,623  $ 39,173    $ 64,576  $ 3,322   $ 2,648 $ (373)
		     ----------- ---------  ---------- --------  -------- ------
Earnings applicable to
   common stock      $    4,371  $  4,640    $  4,86   $ 1,192   $ 1,381 $3,309
		     ==========  ========   ========   =======   ======= ======

   Amounts reported
    by the Company-
    Purchased power
    costs            $  5,198   $ 5,013    $  4,368  $      -   $    -   $  -
    Equity in net
    income               (310)     (320)        (83)    ( 19      (157)   (199)
		     -----------  --------------------- -------  -------- -----
   Net purchased
   power expense    $   4,888   $  4,693    $ 4,285   $ (195)   $ (157) $ (199)
		    =========   ========   ========   ======    ======    =====
Financial Position:
 As reported by investee-
 Plant in service   $    685  $    685     $    685   $25,860  $25,593  $23,493
 Accumulated
 depreciation              -         -           -    (23,231) (23,075) (23,015)
 Other assets and
 deferred charges    801,433   914,412    1,049,287     4,241    3,355    7,589
		   ---------- ---------  ----------- ---------  -------  ------
Total assets       $ 802,118  $915,097   $1,049,972   $ 6,870   $5,873   $8,067
 Less-
  Preferred stock          -    15,000       15,000         -        -        -
  Long-term debt      31,200    40,800       54,000         -        -        -
  Other liabilities
  and deferred
  credits            707,643   788,703      905,994       770       863   4,339
		    --------- ---------  ----------- ---------  -------- ------
  Net assets       $  63,275  $ 70,594   $   74,978    $6,100    $5,010 $ 3,728
		   =========  ========   ==========    ======    ====== =======
Company's reported equity-
 Equity in net
 assets            $   4,429  $  4,942   $    5,248    $  866    $  711  $  529
 Adjust Company's
 estimated
 to actual                (7)        8           19       (12)      (38)      1
		  ------------ ----------- ------------ -------- --------- ----
Equity in net assets
as reported       $     4,422 $  4,950   $    5,267    $   854    $ 673   $ 530
		  =========== ========   ==========   ========  ======   ======



Power Supply Commitments - As of the end of 2001, the Company had contracts with six in-dependent, non-utility power producers known as "small power production facilities." The West Enfield Project, described below, is one such facility. There are four other relatively small hydroelectric facilities, and a 20 MW facility fueled by municipal solid waste (see PERC discussion below). The cost of power from the small power production facilities is more than the Company would incur from other sources if it were not obligated under these contracts, and, in the case of the solid waste plant, substantially more. The prices were negotiated at a time when oil prices were much higher than at present, and when forecasts for the costs of the Company's long-term power supply were higher than current forecasts.

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

In late July 1999, in connection with the generation asset sale, the Company sold PHC to PP&L and received $10 million in proceeds. The sale resulted in a gain of approximately $5.2 million, of which $4.7 million was deferred as part of the deferred asset sale gain (see Note 11). The remaining $.5 million of the gain related to the portion of the gain on sale of PHC which was allocable to shareholders (recorded as Other Income in the Consolidated Statements of Income for the year ending December 31, 1999).

PERC - PERC owns a 20 MW waste-to-energy facility in Orrington, Maine, that provides solid waste disposal services to many communities in central, eastern, and northern Maine. The contract requires the Company to purchase the electricity output of the plant until 2018 at a price that is presently above the cost of alternative sources of power, and, in the Company's opinion, is likely to remain so. The Company's purchased power expense, net of revenues from the resale of power to another utility, under this contract was approximately $15.1 million in 2001, is projected to be approximately $16 million in 2002, $20 million in 2003, and to increase over the remainder of the contract up to $28 million in the last full year, 2017. Also as a result of a 1998 contract restructuring (discussed below), PERC will share the net revenues generated by the facility on a pro rata basis with the Company and the MRC, which represents over 130 Maine municipalities receiving waste disposal service from PERC. In 2001, 2000 and 1999 the Company realized $3.5 million, $3.5 million and $2.9 million, respectively, in savings associated with its share of PERC net revenues. The Company expects to realize approximately $3.6 million annually in such savings through the term of the PERC contract.

Other Power Supply Commitments - The Company entered into a contract, which started on March 1, 2001, for the delivery of up to 160 MW of power from a third party, ending February 28, 2004. The energy delivered in connection with the contract is used to serve a portion of the standard offer service customer load. The Company's purchased power expense under this contract was approximately $21 million in 2001, and is estimated to be approximately $39.4 million in 2002, $24.1 million in 2003 and $3.5 million in 2004. See Note 11 for a discussion of the standard offer service.

In late 1999 the Company selected the winning bidder for all of the capacity and energy from its six purchased power contracts being auctioned off pursuant to Chapter 307 of the MPUC's rules for regulation of electric utilities. The contract commenced March 1, 2000, the date when retail customer choice for power supply commenced in Maine, and continued through February 28, 2002. The Company recorded $4.4 million in revenues from the resale of power under this contract in 2001.

In the fall of 2001, the MPUC selected the winning bidder to supply the small customer class of standard offer service starting in March 2002. Their bid was contingent upon being selected as buyer of all of the capacity and energy from the Company's previously discussed six purchased power contracts, two-year standard offer related energy supply contract and the output of the Company's diesel units. The period of sale will commence March 1, 2002, and will continue for a
period of three years.   The revenues to be realized under this
contract, as well as the final two months in 2002 of the Chapter 307 sales related contract discussed above, are estimated to be approximately $36.9 million in 2002, $25.6 million in 2003, $11 million 2004 and $2 million in 2005.

Rate Recovery - In connection with the Company's stranded cost rate proceeding with the MPUC, Maine Yankee decommissioning and other closure costs, obligations associated with Hydro-Quebec, the cost of energy and capacity associated with the power purchase contracts and revenues associated with the sales agreements discussed in this note are being recovered from customers as stranded costs.

PURCHASED POWER CONTRACT BUYOUTS AND RESTRUCTURING - During the 1990's, the Company attempted to alleviate the adverse impact of high-cost contracts with small power production facilities. One method for doing so was to pay a fixed sum in return for terminating the contract. The first such transaction was accomplished in 1993, and in 1995 the Company succeeded in accomplishing two more.

In the 1993 transaction, the Company negotiated an agreement to cancel its long-term purchased power agreement with one of the biomass plants, the Beaver Wood Joint Venture (Beaver Wood), in June
1993. In connection with the cancellation, the Company paid Beaver Wood $24 million in cash and issued a new series of 12.25% First Mortgage Bonds due July 15, 2001 to the holders of Beaver Wood's debt in the amount of $14.3 million in substitution for Beaver Wood's previously outstanding 12.25% Secured Notes. Also, in connection with the cancellation agreement, a reconstituted Beaver Wood partnership paid the Company $1 million at the time of settling the transaction and agreed to pay the Company $1 million annually for a six-year period beginning in 1994 in return for retaining the ownership and the option of operating the plant. The payments were secured by a mortgage on the property of the Beaver Wood facility. In each of the years from 1994 through 1997 the Company received its $1 million payment. The Company was entitled to receive the final two payments totaling $2 million in 1998 and 1999 from Beaver Wood. However, in July 1998, Beaver Wood indicated that it would not be making the payment due at that time and requested the Company agree to a lower payment. After assessing the potential costs and benefits of foreclosing on the mortgage, the Company determined that accepting a payment of $1.75 million would be a better alternative. This $1.75 million payment was received in February 1999. The Company has recorded the $250,000 shortfall as a regulatory asset as of December 31, 2001, and this amount will be recovered from customers in connection with the Company's stranded cost recovery. The Company established a regulatory asset associated with the cost of the buyout, and with the implementation of new base rates on March 1, 1994, the Company began recovering over a nine-year period the deferred balance, net of the additional $6 million anticipated from Beaver Wood. This regulatory asset is being amortized at an annual rate of $3.9 million through February 2003.

The 1995 transactions involved a "buyback" of the contracts for the purchase of power from two biomass-fueled generating plants in West Enfield and Jonesboro, Maine, which are identical plants under common ownership. The buyback cost was approximately $170 million, including transaction costs. The buyback costs were deferred and recorded as a regulatory asset and are being amortized and collected over a ten-year period, beginning July 1, 1995, at an annual expense of $17 million. The cost of the buyback was financed entirely by new debt instruments, thereby significantly increasing the Company's indebtedness (see Note
5).

In June 1998 the Company successfully completed a major restructuring of its obligations under various agreements with PERC. It is anticipated that the restructuring will result in a substantial savings for the Company. As previously discussed, in connection with this restructuring, PERC will share the net revenues generated by the facility on a pro rata basis with the Company and the MRC over the remaining term of the PERC contract. which represents over 130 Maine
municipalities receiving waste disposal service from PERC.   The
Company also made a one-time payment of $6 million to PERC in June 1998 and is making additional quarterly payments, starting in October 1998, of $250,000 for four years totaling $4 million. These amounts are recorded as regulatory assets when the payments are made.

Finally, in connection with the PERC contract restructuring in 1998, the Company issued two million warrants to purchase common stock, one million each to PERC and the MRC. Each warrant entitled the warrant holder to acquire one share of the Company's common stock at a price of
$7 per share. No warrants could be exercised within the first nine months after their issuance, and they were exercisable in 500,000 share blocks following the expiration of nine months, 21 months, 33 months, and 45 months from the closing date. Upon exercise, the Company had the option, instead of providing common stock, to pay cash equal to the difference between the then market price of the stock and the exercise price of $7 per share times the number of shares as to which exercise is made. The MPUC established a cap on ratepayers' exposure to the cost of the warrants. Ratepayer costs were limited to the difference between the higher of $15 per share or the book value per share at the time the warrants are exercised and the $7 exercise price. This cap was further modified by the MPUC in 2001 in connection with the approval of the
Company's merger with Emera.   For any warrants which were exercised after
the merger approval in January 2001, the cap on the ratepayers' exposure was set at $10.50 per share ($17.50 per share less the $7 exercise price). The Company will not recover any costs above the cap from ratepayers, and as previously discussed, these amounts were charged against paid-in capital in 2001.

As previously discussed in Note 4, in 2001, the remaining 1,437,215 of outstanding common stock warrants were exercised. For 736,315 of these warrants, the Company exercised its option to pay cash to the holders of the warrants instead of actually issuing shares of common stock. These payments amounted to approximately $14.2 million. For 700,900 of unexercised warrants associated with the MRC, the Company and the MRC entered into an agreement whereby the Company, instead of issuing shares or paying cash, established the previously discussed note payable to the MRC. As a result of the exercise of the warrants in 2001 and the affects of the cap on the ratepayers' exposure as set by the MPUC, the Company increased its regulatory asset associated with the PERC contract restructuring by approximately $13.7 million in 2001.

In 2000 and 1999, 212,786 and 349,999 common stock warrants were exercised (at a market prices below the book value per common share at the time of the exercise), respectively, and the Company exercised its option to pay cash to the holders of the warrants instead of actually issuing shares of common stock. These payments amounted to approximately $2.5 million in 2000 and $3.3 million in 1999. As a result of the exercise of the warrants in 2000 and 1999 and the cap on the ratepayers' exposure as set by the MPUC, the Company increased its regulatory asset associated with the PERC contract restructuring by approximately $1.9 million in 2000 and $2.9 million in 1999.

As of December 31, 2001, the Company has deferred, as a regulatory asset, approximately $27.6 million in costs associated with the PERC contract restructuring. Effective with the implementation of new rates on March 1, 2000, the Company began recovering the full amount of deferred PERC restructuring costs, including an estimate of the future value of warrants to be exercised and the additional $250,000 quarterly payments discussed above, amounting to an annual amortization of $1.6 million per year. The Company had been involved in 2001 and early 2002 in a regulatory proceeding at the MPUC to reset stranded cost electric rates starting March 1, 2002. Effective with the new electric rates set by the MPUC, the annual amortization expense associated with the recovery of the PERC restructuring costs was adjusted to $1.7 million annually.


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


NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following represents the estimated fair value at December 31, 2001 of each class of financial instrument for which it is practical to estimate the value:

Cash and cash equivalents-including money market funds and repurchase agreements: the carrying amount of $884,617 approximates fair value.

Funds held by trustees, associated with the BERI capital reserve fund and miscellaneous special deposits-Money market funds and U.S. Treasury
Bills: the carrying amount of $2,189,638 approximates fair value.

The fair values of other financial instruments at December 31, 2001 based upon similar issuances of comparable companies are as follows:

(In Thousands)                                  Carrying Amount    Fair Value
					       -----------------  ------------
Funds held by trustee-guaranteed investment contract    $21,191    $22,409
First Mortgage Bonds                                     85,000     98,876
FAME Revenue Notes                                       71,500     75,909
Medium Term Notes-LIBO rate plus 1.125%                   5,460      5,460
Municipal Review Committee Note Payable                  13,234     12,147
Short-term debt                                           8,000      8,000

NOTE 10. UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data pertaining to the results of operations are shown below (Dollars in thousands except for per share amounts):
					Quarter Ended
			     -------------------------------------------
			       Mar. 31   June 30   Sept. 30    Dec. 31
			     -------------------------------------------
2001
------
Electric Operating Revenue    $ 56,204   $ 54,003  $ 55,570   $ 51,803
Operating Income                 7,627      3,169     6,099      6,722
Net Income (Loss)                4,584       (201)    3,062      1,244
Basic Earnings (Loss) Per
  Share of Common Stock       $     .6   $   (.04)  $    41   $    .16
			      ========   =========  =======   ========
2000
------
Electric Operating Revenue    $ 50,121   $  48,563  $ 58,641  $ 55,012
Operating Income                 8,307       4,652     6,535     6,930
Net Income                       3,937       1,339     3,940     1,885
Basic Earnings Per Share
   of Common Stock            $   .53    $     .17   $   .53  $    .25
			     =========   =========   =======  ========
1999
------
Electric Operating Revenue   $  50,222   $  47,299   $ 51,452 $ 49,022
Operating Income                 9,886       8,502      9,331    8,439
Net Income                       4,212       3,452      5,037    5,580
Basic Earnings Per Share
   of Common Stock           $     .53   $     .43   $    .65  $   .74
			     =========   ==========  ========= =======

NOTE 11. INDUSTRY RESTRUCTURING AND RATE REGULATION

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

The restructuring law also provided for a standard-offer service being available for all customers who did not choose to purchase energy from a competitive supplier starting March 1, 2000. As a result of the bids from competitive energy suppliers to provide energy under the standard-offer service being higher than anticipated in both 2000 and 2001, and as ordered by the MPUC, the Company assumed the responsibility of being the standard-offer service provider starting March 1, 2000 for the period ending February 28, 2002. The MPUC established the schedule of rates the Company could charge for this service starting March 1, 2000.

The Company entered into arrangements with third parties to purchase the energy to serve the standard- offer customers.  The Company has been allowed by the MPUC to defer, for future ratemaking treatment, the difference between revenues realized from the standard-offer sales and the costs incurred to provide this service, including carrying costs on the deferred balance. Since March 1, 2000, when new rates went into effect, on a cumulative basis, the revenues realized from standard offer customers have exceeded the costs of providing the standard offer service, and consequently, the Company has recorded a regulatory liability of approximately $5.7 million, including carrying costs, as of December
31, 2001 (which is included in Other regulatory liabilities on the
Consolidated Balance Sheets).   Effective March 1, 2002, with the
implementation of new stranded cost rates as approved by the MPUC, the Company began amortizing the deferred standard offer liability balance over a two year period. Also effective March 1, 2002, as a result of new bids received from competitive energy providers, the Company is no
longer serving as the standard offer service provider.   The Company
is, though, serving as the billing and collection agent under the standard offer program.

As a result of the previously discussed reconciliation mechanism, standard-offer related revenues and expenses do not have any impact on the Company's earnings, although they do result in increases in both categories in the Company's Consolidated Statements of Income. Consequently, the Consolidated Statement of Income for 2001 and 2000 has been modified to reflect the separate presentation of standard-offer service revenues and purchased power expenses.

CURRENT RATE FILINGS - On October 12, 2001, the Company filed a proposal with the MPUC for an alternative rate plan (ARP) that would govern its rates for distribution service over a four year period.
Such a filing was required by the MPUC as a condition of its approval of the Company's acquisition by Emera. In addition to distribution service rates, the Company's ARP proposal included proposed incentives to improve the efficiency and the service quality of power delivery services to Bangor Hydro's customers. The Company's proposal included an initial increase in distribution rates of approximately $3.4 million, with additional annual adjustments during the term of the ARP at a rate below that of inflation. However, as a result of a scheduled reduction in standard offer service, the combined impact of rate changes for most customers would be a reduction of approximately 10% (or about $8 per month for a typical residential customer) during 2002. There is no legal deadline for the MPUC to complete such a proceeding.

On October 18, 2001, the Company filed a notice of its intent to file a request for a general increase in distribution rates of approximately $6.4 million. Under Maine law, utilities are required to provide a minimum of sixty days notice of their intent to file such a request. This filing was made as an alternative to the Company's ARP filing, although it does not preclude simultaneous or subsequent implementation of an ARP. Once filed, the MPUC must process such a request within nine months.

In November 2001, the MPUC Hearing Examiner administering the ARP proceeding suspended that proceeding pending the Company's filing of a request for a general increase in distribution rates.

On January 11, 2002, the MPUC requested comments on a Draft Order that would initiate a management investigation of the Company, as permitted by Maine law, as part of its investigation of the Company's anticipated request for a general increase in distribution rates. On January 17, 2002, in response to this Draft Order, the Company offered to defer filing its request for a general increase in distribution rates and asked the MPUC to defer initiating the management investigation to permit the Company and interested parties a three month period to pursue a settlement of the ARP proceeding with the expectation that such a settlement would also terminate the proposed request for a general increase in rates and the management investigation. At a deliberative session held on January 22, 2002, the MPUC deferred issuing an order initiating a management investigation for 90 days to allow the parties to pursue a settlement of these related rate matters.

Management cannot predict the outcome of the regulatory proceedings associated with the Company's rate proposals with the MPUC.

SALES OF THE COMPANY'S GENERATING ASSETS - In September 1998, the Company sold certain property and equipment at its Graham Station site in Veazie, Maine, to Casco Bay Energy for $6.2 million. On May 27, 1999, the Company completed most of the transaction for the sale of its electric generating assets and certain transmission rights to PP&L. The purchase price for the assets transferred was $79 million.

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

The Company realized a net gain on the sale related to these sales of approximately $29.8 million, and $29.3 million of this amount was recorded as a deferred liability at February 29, 2000, on the Consolidated Balance Sheets. As discussed in Note 7, the other $.5 million of the gain on the sale of Penobscot Hydro that was allocable to shareholders, pursuant to orders of the MPUC, was recorded as other income in 1999. Effective with the March 1, 2000 rate change, the Company began amortizing the deferred asset sale gain over a 70-month period. The annual amortization amounts are being recorded in an uneven manner in order to levelize the Company's revenue requirement over this period. As a result of an increase in the Company's FERC regulated transmission rates on June 1, 2000, and the desire to not increase rates to its retail customers so close to the implementation of electric industry restructuring, which occurred on March 1, 2000, the Company agreed to reduce its MPUC jurisdictional distribution rates in an amount equal to the increase in its transmission rates. The reduction in the distribution rates was accomplished by accelerating the amortization of the deferred asset sale gain through May 2001 by an annualized total of $2.5 million.

Effective April 15, 2001, and through February 28, 2002, in an effort to mitigate the effects of increased energy prices for the Company's large customers, the MPUC ordered the Company to reduce its distribution and stranded cost electric rates to certain large customers by $.008/kWh. To fund this rate reduction and corresponding decrease in revenues, the MPUC ordered the Company to accelerate the amortization of the deferred asset sale gain in an amount necessary to offset the estimated decrease in revenues caused by the rate reduction. The asset sale gain amortization was increased by approximately $2.5 million over the 10 1/2 month period the reduced rates was in effect. Also, the Company's FERC jurisdictional transmission rates changed on June 1, 2001. Consistent with 2000, the Company reduced its distribution rates via an adjustment to the asset sale gain amortization to offset the change in the transmission rates effective June 1, 2001. The annualized accelerated amortization associated with the transmission rate change amounts to approximately $1.6 million and ends in May 2002.

In April 1999 Central Maine Power Company (CMP), sold all of its interest in the Wyman generating units and ancillary property, including its 59% interest in Unit 4. On August 31, 1999, 11 minority owners of Wyman #4, including Bangor Hydro, served a Demand for Arbitration on CMP with respect to the sale of Wyman #4. The Demand asserted that the minority owners were entitled to a share of the
proceeds from CMP's sale of Wyman.   On April 23, 2001, CMP and the
minority owners reached a settlement agreement to dispose of all claims raised in the Demand for Arbitration. Under the terms of the agreement, CMP agreed to pay the minority owners $12 million in exchange for a full release from all claims arising from CMP's sale of
Wyman.   In July 2001 the MPUC issued an order approving the settlement agreement, and in October 2001 the Company received its share of the settlement from CMP amounting to approximately $2.6 million. This amount was deferred as a regulatory liability per the MPUC order, and the Company will begin returning this amount to customers starting March 1, 2002 in connection with a change in its stranded cost rates.

DEFERRED SPECIAL RATE CONTRACT REVENUES - Also in connection with the February 2000 rate order from the MPUC, and starting March 1, 2000, the Company was granted a deferral mechanism for the difference in actual revenues realized from customers under special rate contracts as compared to the estimated revenues from these customers utilized in setting the Company's new electric rates starting March 1, 2000. Under this deferral mechanism, the Company recorded a regulatory asset and additional revenues of approximately $1.4 million for the period from March 1, 2000 through December 31, 2000. In 2001, the Company's special rate contract revenue deferrals amounted to approximately $1.6 million, of which $2.3 million was recorded as additional revenue and $700,000 was recorded as an increase in goodwill. The increase in goodwill was a result of certain adjustments to the deferrals approved by the MPUC in the Company's recent stranded cost rate proceeding. The regulatory asset is included as a component of Other Regulatory Assets in the Consolidated Balance Sheets at December 31, 2001 and 2000.

REGULATORY ASSETS AND MEETING THE REQUIREMENTS OF SFAS 71 - The Company is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of
Certain Types of Regulation" (SFAS 71). SFAS 71 allows the establishment of regulatory assets for costs accumulated for certain items other than the usual and customary capital assets, and allows the deferral of the income statement impact of those costs if they are expected to be recovered in future rates. As of December 31, 2001, the Company has regulatory assets, net of regulatory liabilities, of approximately $246 million. The Company continues to meet the requirements of SFAS 71 since the Company's rates are intended to recover the cost of service plus a rate of return on the Company's investment, as well as providing specific recovery of costs deferred in prior periods.

The legislation enacted in Maine associated with industry restructuring specifically addressed the issue of cost recovery of regulatory assets stranded as a result of industry restructuring. Specifically, the legislation requires the MPUC, when retail access begins, to provide a "reasonable opportunity" for the recovery of stranded costs through the rates of the transmission and distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. The final rate orders from the MPUC effective March 1, 2000 and March 1, 2002 did not result in the Company writing off any stranded costs, but if the Company had not been allowed full recovery of its stranded costs, it would be required to write-off any disallowed costs. As provided for in Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity," the Company will continue to record regulatory assets in a manner consistent with SFAS 71 as long as future recovery is probable, since the Maine legislation provides the opportunity to recover regulatory assets including stranded costs through the rates of the T&D company. The Company anticipates, based on current generally accepted accounting principles, that SFAS 71 will continue to apply to the regulated T&D segments of its business.


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


NOTE 12. CONSTRUCTION OF FACILITIES FOR CASCO BAY ENERGY

The Company entered into an agreement with Casco Bay whereby the Company agreed to construct various transmission facilities required to allow a generating facility being constructed in Veazie, Maine to interconnect with the Company's electrical system and deliver its output to the New England Power Pool Transmission Facility (PTF) grid. Under this agreement, Casco Bay agreed to advance funds necessary to pay for such construction. Pursuant to a FERC order approving an amendment to the NEPOOL Agreement, approximately 50% of the construction funds advanced are being refunded to Casco Bay by customers of NEPOOL over an approximately 30-year period. The Company began refunding such construction costs to Casco Bay starting in June 2000. At the end of 2001, the Company had recorded approximately $4 million for PTF facilities and a corresponding Long-term Payable of $3.7 million. These amounts are included on the Consolidated Balance Sheets as components of Electric Plant in Service and Other Long-term Liabilities, respectively.


NOTE 13.   DERIVATIVE FINANCIAL INSTRUMENTS

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

PURCHASED POWER CONTRACTS - In the second quarter of 2001, the DIG reached a conclusion as to the interpretation of clearly and closely related contracts that qualify for the normal purchase and sales exception under SFAS 133. The conclusion of the DIG was that for contracts with prices indexed to the Consumer Price Index (CPI), these would not qualify for the normal purchase and sale exception under SFAS 133 and would need to be accounted for as derivatives under this statement effective July 1, 2001. The Company has two power contracts (one purchase and one sale) with prices indexed to a broad price measure similar to the CPI, that were excluded from the scope of SFAS 133 on January 1, 2001, as a result of the normal purchase and sale
exception.   Given the DIG's conclusion, the Company, effective July 1,
2001, began to account for these power contracts as derivatives in accordance with SFAS 133 and recorded them at fair value on the Company's consolidated balance sheet in the third quarter of 2001.
The fair value of the above-market portion of these contracts as of December 31, 2001 represents a liability of approximately $74.0 million. The Company has recorded a regulatory asset to offset this liability, since the Company is currently recovering the net above-market cost of these contracts as part of its stranded cost recovery. As a result of this regulatory accounting, the recording of these contracts on the Company's consolidated balance sheet does not result in an impact on earnings.

INTEREST RATE SWAP - As discussed in Note 5, in connection with the $24.8 million in BERI medium term notes, BERI entered into an interest rate swap arrangement with a major financial institution to provide interest rate protection through the maturity date of the term loan. The interest rate swap fixed the LIBO interest rate on the medium term notes at 5.72%. BERI will be reimbursed for incremental interest expense incurred in excess of the 5.72% and incurs additional expense for incremental interest expense below 5.72%. Market risk is the potential loss arising from adverse changes in interest rates. The fair value of the interest rate swap at December 31, 2001 is ($79,862) and represents the estimated payment that would be paid to terminate the agreement.


NOTE 14. CONTINGENCIES

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

The Company has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for this waste disposal site. Additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. At December 31, 2001, the liability recorded by the Company for its estimated environmental remediation costs amounted to approximately $435,000. The Company's actual future environmental remediation costs may be different as additional factors become known.



ERNST & YOUNG   Ernst & Young LLP                 Phone:  (617) 266-2000
		200 Clarendon Street              Fax:    (617) 266-5843
		Boston, Massachusetts 02116-5072  www.ey.com



		     Report of Independent Auditors


To the Stockholders and Directors of
Bangor Hydro-Electric Company

We have audited the consolidated financial statements listed in the index appearing under Item 14(a) and the financial statement schedule appearing under Item 14(b) as of December 31, 2001, and for the year then ended.
These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of Bangor Hydro-Electric Company and financial statement schedules for the years ended December 31, 2000 and 1999 were audited by other auditors whose report dated February 2, 2001 expressed an unqualified opinion on those statements and schedules.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bangor Hydro-Electric Company at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 13 and Note 1, respectively, of the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments and for goodwill.


February 1, 2002                        /s/ Ernst & Young LLP
					---------------------

     Ernst & Young LLP is a member of Ernst & Young International, Ltd.


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition -Contingencies and Disclosures About Market Risk", and Item 8, Note 13, "Derivative Financial Instruments" for a discussion of certain derivative financial instruments held by the Company.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON FINANCIAL DISCLOSURE

At a regularly scheduled meeting of the Board of Directors held on November 21, 2001, the Board appointed Ernst & Young LLP, P.O. Box 2007, Station CRO, 13th Floor, 1959 Upper Water Street, Halifax, N.S. B3J 2Z1 to serve as the Company's Independent Public Accountants for the Company's 2001 and 2002 fiscal years, thereby discontinuing the Company's retention of PricewaterhouseCoopers, LLP, One Post Office Square, Boston, Massachusetts 02109, in this capacity. The decision to change accountants was approved by the Audit Committee of the Board. Ernst & Young serves as independent auditors to Emera Inc., a parent of the Company.

PricewaterhouseCoopers's report on the financial statements for 1999 and 2000 did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's 1999 and 2000 fiscal years and during 2001 prior to the dismissal of PricewaterhouseCoopers, the Company had no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. For a full disclosure regarding this change in accountants, please refer to the Company's Report on Form 8-K dated for events occurring on November 21, 2001 which is incorporated herein by reference.

PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Item 4 above, and see the information under "Election of Directors" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 24, 2002, which information is incorporated herein by reference.

ITEM 11  EXECUTIVE COMPENSATION

See the information under "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 24, 2002, which information is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)     Security Ownership of Certain Beneficial Owners

See the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 24, 2002, which information is incorporated herein by reference.

(b)     Security Ownership of Management

See the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 24, 2002, which information is incorporated herein by reference.

(c)     Changes in Control

Effective October 10, 2001, pursuant to an Agreement and Plan of Merger, the Company became a wholly owned subsidiary of Emera Inc. of Halifax, Nova Scotia through Emera's purchase of 100% of the Company's common equity. The Company is unaware of any arrangements, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information under "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 24, 2002, which information is incorporated herein by reference.

PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Consolidated Financial Statements of the Company covered by the Report of the of Independent Auditors (See Item 8):

Consolidated Statements of Income for the Years Ended
December 31, 2001, 2000 and 1999

Consolidated Balance Sheets - December 31, 2001 and
2000

Consolidated Statements of Capitalization - December 31, 2001
and 2000

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001, 2000 and 1999

Consolidated Statements of Common Stock Investment for the Years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Report of Independent Accountants

(b)     Schedules

Report of Independent Accountants

Schedule VIII - Reserves for Doubtful Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the Company's consolidated financial statements or related notes.

(c)     Exhibits

See Exhibit Index.

(d)     Reports on Form 8-K

A current report on Form 8-K for the Fourth Quarter of 2001 was filed regarding the Company's Change in Accountants effective November 21, 2001.


			   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				   Bangor Hydro-Electric Company


				  /s/ Carroll R. Lee
				  ------------------------

				   By: Carroll R. Lee
				       President and
				       Chief Operating Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


					    /s/ Elizabeth A. MacDonald
					    --------------------------
Robert S. Briggs                            Elizabeth A. MacDonald
Director                                    Director


					    /s/ David McD.Mann
					    ------------------
Jane J. Bush                                David McD. Mann
Director                                    Chairman of the Board


/s/ Christopher G. Huskilson                /s/ Richard J. Smith
----------------------------                --------------------
Christopher G. Huskilson                    Richard J. Smith
Vice Chairman, Director                     Director


/s/ Norman A. Ledwin                        /s/ Ronald E. Smith
--------------------                        -------------------
Norman A. Ledwin                            Ronald E. Smith
Director                                    Director


/s/ Carroll R. Lee                          /s/ Frederick S. Samp
------------------                          ---------------------
Carroll R. Lee                              Frederick S. Samp
Director, President                         Vice President - Finance & Law
and Chief Operating                         (Chief Financial Officer)
Officer


			 David R. Black
			 --------------
			 David R. Black
			 Controller
			 (Chief Accounting Officer)

Each of the above signatures is affixed as of February 28, 2002.

							      SCHEDULE VIII


				 RESERVE FOR DOUBTFUL ACCOUNTS
				 -----------------------------
						      Additions
					     -----------------------------

				 Balance at   Charged to  Charged to                  Balance at
				 Beginning    Costs and     Other                        End
				 Of Period    Expenses    Accounts    Deductions      of Period
				 ---------------------------------------------------- -------------

2001

Reserve for Doubtful Accounts  $  761,000    $1,884,630  $      -    $1,884,630 (A)   $ 761,000
				 ---------    ---------   ---------   ---------        ---------


2000

Reserve for Doubtful Accounts  $ 1,075,000   $1,275,016  $      -    $1,589,016 (B)   $ 761,000
				 ---------    ---------   ---------   ---------       ---------


1999

Reserve for Doubtful Accounts  $ 1,075,000   $1,475,395  $      -    $1,475,395 (A)   $1,075,000
				 ---------    ---------   ---------   ---------        ---------


 NOTE:
(A) Accounts written off, less recoveries.
(B) Accounts written off, less recoveries. For 2000 includes reduction in reserve for doubtful accounts of $314,000.


			    EXHIBIT INDEX

		     EXHIBITS INCLUDED HEREWITH

3.    Articles of Incorporation and By-Laws

      3(a)    Articles of Merger dated October 10, 2001

      3(b)    Articles of Amendment dated January 8, 2002, reducing the minimum number of directors from 9 to 3

      3(c)    By-Laws of the Company, Amended and Restated as of December 19,
2001

10.   Material Contracts

    10(a)   Line Agreement dated as of June 29, 2001 Agreement By and Among the
Company and Fleet National Bank

    10(b)   Promissory Note dated as of June 29, 2001 Agreement By and Among the Company and Fleet National Bank 10(a)

      10(c)   Promissory Note dated as of October 10, 2001 from the Company to the Municipal Review Committee, Inc.

      10(d)           Amendment No. 3 entered into as
of December 31, 2001 to the 1998 Amended and Restated Revolving
Credit Agreement and Term Loan Agreement By and Among the Company and Fleet National Bank as Agent

    10(e)   Amendment No. 2 dated as of December 31, 2001 to Promissory Note By and Among the Company and Fleet National Ban

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

3.2     Articles of Amendment           Form S-2, Reg. No. 33-63500,
increasing Company's                    Exhibit 4.3
authorized capital stock

3.3     Articles of Amendment           Form 10-K, 1995, Exhibit 3(a)
changing Corporate Clerk

3.4     Articles of Amendment           Form 10-K, 1998, Exhibit 3(a)
	Allowing Use of Similar Name

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

4.22    Warrant to Purchase            Form 10-Q, Second Quarter 1998,
Common Stock Granted to                Exhibit 4(a)
the Municipal Review
Committee, Inc. on
June 26, 1998

4.23    Supplemental Indenture         Form 10-Q, Second Quarter 1998,
Dated as of June 29, 1998              Exhibit 4(d)
between the Company and
Citibank, N.A.


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

10.8    Maine Yankee Transmission     Form S-1, Reg. No. 2-54452,
Agreement dated April 1,              Exhibit 13(a)(3)(d)
1971 among the Company
and other utilities

10.9    Modification of Maine         Form S-1, Reg. No. 2-54452,
Yankee Transmission                   Exhibit 13(a)(3)(f)
Agreement of December
1, 1972


10.10   Forms of contracts            Form 10-Q, 2nd Qtr. 1982,
concerning the Company's              Exhibit 10
participation with
other New England
utilities in the
proposed Quebec
interconnection


10.11   Third Amendment dated         Form 10-K, 1983, Exhibit 10.2
as of November 1, 1982
to Preliminary Quebec
Interconnection Support
Agreement


10.12   Second Amendment dated        Form 10-K, 1983, Exhibit 10.3
as of November 1, 1982
to Agreement With
Respect to Use of
Quebec Interconnection

10.13   Amendment No. 2 dated         Form 10-K, 1983, Exhibit 10.4
as of November 1, 1982,
to Phase 1 Terminal
Facility Support
Agreement (Quebec
Interconnection)

10.14   Amendment No. 2 dated         Form 10-K, 1983, Exhibit 10.5
as of November 1, 1982
to Phase 1 Vermont
Transmission Line
Support Agreement
(Quebec Interconnection)

10.15   Fourth Amendment              Form 10-Q, 1st Quarter 1983,
dated as of March 1,                  Exhibit 10.1
1983, to Preliminary
Quebec Interconnection
Support Agreement

10.16   Amendment dated as of        Form 10-Q, 2nd Quarter 1983,
September 1, 1981                    Exhibit 10.3
to New England Power
Pool Agreement

10.17   Amendment dated as of        Form 10-Q, 2nd Quarter 1983,
June 1, 1982 to New                  Exhibit 10.4
England Power Pool
Agreement

10.18   Amendment dated as of        Form 10-Q, 2nd Quarter 1983,
June 15, 1983 to New                 Exhibit 10.5
England Power Pool
Agreement

10.19   Amendment dated as of        Form 10-Q, 3rd Quarter 1983,
October 1, 1983 to                   Exhibit 10.1
New England Power Pool
Agreement

10.20   Amendment No. 1 to the       Form 10-K, 1983, Exhibit 10(b)
Maine Yankee Power
Contract

10.21   Amendment No. 2 to the       Form 10-K, 1983, Exhibit 10(c)
Maine Yankee Power
Contract

10.22   Additional Power Con-        Form 10-K, 1983, Exhibit 10(d)
tract between Maine
Yankee and its sponsors,
including the Company

10.23   Preliminary Support          Form 10-K, 1984, Exhibit 10(b)
Agreement - Phase 2 of
Hydro-Quebec Inter-
connection

10.24 Amendment dated September 1, Form 10-K, 1985, Exhibit 10(b) 1985 to Agreement with respect to Use of Quebec
Interconnection

10.25   Energy Contract dated        Form 10-K, 1985, Exhibit 10(c)
March 1983 between NEPOOL
and Hydro-Quebec re:
Hydro-Quebec Phase I
interconnection project

10.26   Energy Banking Agreement     Form 10-K, 1985, Exhibit 10(d)
dated March 1983 between
NEPOOL and Hydro-Quebec re
Hydro-Quebec Phase I
interconnection project

10.27   Interconnection Agreement    Form 10-K, 1985, Exhibit 10(e)
dated March 1983 between
NEPOOL and Hydro-Quebec re:
Hydro-Quebec Phase I
interconnection project

10.28 Amendment dated September 1 Form 10-K, 1985, Exhibit 10(f) 1985 to NEPOOL Agreement
re:  Hydro-Quebec Phase II
interconnection project

10.29   Firm Energy Contract dated   Form 10-K, 1985, Exhibit 10(g)
October 14, 1985 between
New England utilities and
Hydro-Quebec re:  Hydro-
Quebec Phase II
interconnection project

10.30 Boston Edison AC Facilities Form 10-K, 1985, Exhibit 10(h) Support Agreement dated June
1, 1985 re:  Hydro-Quebec
Phase II interconnection
project

10.31   Phase II New England         Form 10-K, 1985, Exhibit 10(i)
Power AC Facilities
Support Agreement dated
June 1, 1985 re: Hydro-
Quebec Phase II
interconnection project


10.32   Phase II Massachusetts       Form 10-K, 1985, Exhibit 10(j)
Transmission Facilities
Support Agreement dated
June 1, 1985 re: Hydro-
Quebec Phase II
interconnection project

10.33   Phase II New Hampshire       Form 10-K, 1985, Exhibit 10(k)
Facilities Support
Agreement dated June 1,
1985 re:  Hydro-Quebec
Phase II interconnection
project

10.34   First Amendment dated        Form 10-K, 1985, Exhibit 10(l)
March 1, 1985 and Second
Amendment dated January 1,
1986 to Preliminary Quebec
Interconnection Support
Agreement - Phase II

10.35   Amendment No. 3 dated        Form 10-K, 1985, Exhibit 10(m)
October 1, 1984 to Maine
Yankee Power Contract

10.36   Amendment No. 1 dated        Form 10-K, 1985, Exhibit 10(n)
August 1, 1985 to Maine
Yankee Capital Funds
Agreement

10.37   Amendments dated August 1,   Form 10-K, 1985, Exhibit 10(o)
1985, August 15, 1985, and
January 1, 1986 to
NEPOOL Agreement

10.38   Third Amendment to Vermont   Form 10-Q, 1st Quarter 1986,
Transmission Line Support            Exhibit 10.2
Agreement

10.39   First Amendment to Hydro-    Form 10-Q, 1st Quarter 1986,
Quebec Phase I Intercon-             Exhibit 10.3
nection Agreement

10.40   First Amendment to Hydro-    Form 10-Q, 2nd Quarter 1986,
Quebec Phase II Exhibit 10.1
Massachusetts Trans-
mission Facilities
Support Agreement

10.41   First Amendment to Hydro-    Form 10-Q, 2nd Quarter 1986,
Quebec Phase II New                  Exhibit 10.2
Hampshire Transmission
Facilities Support
Agreement

10.42   First Amendment to Hydro-    Form 10-Q, 2nd Quarter 1986,
Quebec Phase II New England          Exhibit 10.3
Power AC Facilities
Support Agreement

10.43   First Amendment to           Form 10-Q, 2nd Quarter 1986,
Hydro-Quebec Phase II                Exhibit 10.4
Boston Edison Company AC
Facilities Support
Agreement

10.44   Amendment Number 3 to        Form 10-Q, 3rd Quarter 1986,
Hydro-Quebec Phase l                 Exhibit 10.1
Terminal Facility Support
Agreement

10.45   Amendment Number 3 to        Form 10-Q, 3rd Quarter 1986,
Hydro-Quebec Phase I                 Exhibit 10.2
Vermont Transmission Line
Support Agreement

10.46   Power Sale Agreement for     Form 10-Q, 3rd Quarter 1986,
sale of approximately                Exhibit 10.3
31 MW of system power by
Bangor Hydro-Electric
Company to UNITIL
Power Corp.

10.47   Purchase Agreement with      Form 10-Q, 3rd Quarter 1986,
respect to Wyman No. 4               Exhibit 10.4
between Bangor Hydro-
Electric Company and
Fitchburg Gas and Electric
Light Company

10.48   Power Purchase Agreement     Form 10-K, 1986, Exhibit 10(i)
dated June 9, 1986 and
Amendment No. 1 thereto
dated January 14, 1987,
between the Company and
Bangor-Pacific Hydro
Associates (formerly West
Enfield Associates)


10.49   Power Sale Agreement dated   Form 10-K, 1986, Exhibit 10(l)
August 1, 1986, and First
Amendment thereto, between
the Company and Unitil
Power Corp. re Wyman No. 4

10.50   Third Amendment to Pre-      Form 10-K, 1987, Exhibit 10(a)
liminary Quebec Intercon-
nection Support Agreement -
Phase II

10.51   Fourth Amendment to Pre-     Form 10-K, 1987, Exhibit 10(b)
liminary Quebec Intercon-
nection Support Agreement -
Phase II

10.52   Fifth Amendment to Pre-      Form 10-K, 1987, Exhibit 10(c)
liminary Quebec Intercon-
nection Support Agreement -
Phase II

10.53   Sixth Amendment to Pre-      Form 10-K, 1987, Exhibit 10(d)
liminary Quebec Intercon-
nection Support Agreement -
Phase II

10.54   Seventh Amendment to Pre-    Form 10-K, 1987, Exhibit 10(e)
liminary Quebec Intercon-
nection Support Agreement -
Phase II

10.55   Amendment to New England     Form 10-K, 1987, Exhibit 10(f)
Power Pool Agreement dated
March 1, 1988

10.56   Ninth Amendment to           Form 10-K, 1988, Exhibit 10(b)
Preliminary Quebec
Interconnection Support
Agreement - Phase II

10.57   Tenth Amendment to           Form 10-K, 1988, Exhibit 10(c)
Preliminary Quebec
Interconnection Support
Agreement - Phase II

10.58   Second Amendment to          Form 10-K, 1988, Exhibit 10(d)
Massachusetts Trans-
mission Facilities
Support Agreement

10.59   Third Amendment to           Form 10-K, 1988, Exhibit 10(e)
Massachusetts Trans-
mission Facilities
Support Agreement

10.60   Fourth Amendment to          Form 10-K, 1988, Exhibit 10(f)
Massachusetts Trans-
mission Facilities
Support Agreement

10.61   Fifth Amendment to           Form 10-K, 1988, Exhibit 10(g)
Massachusetts Trans-
mission Facilities
Support Agreement

10.62   Sixth Amendment to           Form 10-K, 1988, Exhibit 10(h)
Massachusetts Trans-
mission Facilities
Support Agreement

10.63   Second Amendment to          Form 10-K, 1988, Exhibit 10(i)
New Hampshire Trans-
mission Facilities
Support Agreement

10.64   Third Amendment to           Form 10-K, 1988, Exhibit 10(j)
New Hampshire Trans-
mission Facilities
Support Agreement

10.65   Fourth Amendment to          Form 10-K, 1988, Exhibit 10(k)
New Hampshire Trans-
mission Facilities
Support Agreement

10.66   Fifth Amendment to           Form 10-K, 1988, Exhibit 10(l)
New Hampshire Trans-
mission Facilities
Support Agreement

10.67   Sixth Amendment to           Form 10-K, 1988, Exhibit 10(m)
New Hampshire Trans-
mission Facilities
Support Agreement

10.68   Second Amendment to          Form 10-K, 1988, Exhibit 10(n)
Phase II AC New England
Power Facilities Sup-
port Agreement

10.69   Third Amendment to           Form 10-K, 1988, Exhibit 10(o)
Phase II AC New England
Power Facilities Sup-
port Agreement

10.70   Fourth Amendment to          Form 10-K, 1988, Exhibit 10(p)
Phase II AC New England

Power Facilities Sup-
port Agreement

10.71   Fifth Amendment to           Form 10-K, 1988, Exhibit 10(q)
Phase II AC New England
Power Facilities Sup-
port Agreement

10.72   Second Amendment to          Form 10-K, 1988, Exhibit 10(r)
Phase II Boston Edison
AC Facilities Support
Agreement

10.73   Third Amendment to           Form 10-K, 1988, Exhibit 10(s)
Phase II Boston Edison
AC Facilities Support
Agreement

10.74   Fourth Amendment to          Form 10-K, 1988, Exhibit 10(t)
Phase II Boston Edison
AC Facilities Support
Agreement

10.75   Fifth Amendment to           Form 10-K, 1988, Exhibit 10(u)
Phase II Boston Edison
AC Facilities Support
Agreement

10.76   Letter of Assurances,        Form 10-K, 1988, Exhibit 10(v)
Consents and Agreements
With Respect to Credit
Facility Financing for
Phase II Hydro-Quebec
Financing

10.77   401 (k) Plan for Non-        Form 10-K, 1988, Exhibit 10(x)
Union Employees

10.78   Agreement for the            Form S-2, Reg. No. 33-39181,
Purchase and Sale of                 Exhibit 10.82
Electricity dated as of
June 21, 1984 between
Penobscot Energy Recovery
Company and the Company

10.79   Amendment No. 1 as of        Form S-2, Reg. No. 33-39181,
March 24, 1986 to the                Exhibit 10.83
Agreement for the Purchase
and Sale of Electricity
dated as of June 21, 1984
between Penobscot Energy
Recovery Company and the
Company

10.80   Partnership Agreement        Form S-2, Reg. No. 33-39181,
dated as of July 1, 1990             Exhibit 10.85
between NORVARCO and
Bangor Var Co., Inc.

10.81   Purchase Agreement between   Form 10-Q, 3rd Quarter 1995,
Babcock-Ultrapower                   Exhibit 10.1
Jonseboro and Bangor Hydro-
Electric Company

10.82   Purchase Agreement between   Form 10-Q, 3rd Quarter 1995,
Babcock-Ultrapower West              Exhibit 10.2
Enfield and Bangor Hydro-
Electric Company

10.83   ASSIGNMENT OF CONTRACTS      Form 10-Q, 1st Quarter 1998,
AND ENTITLEMENTS, made March         Exhibit 10(a)
31, 1998 by and between Bangor
Hydro-Electric Company and
Bangor Energy Resale, Inc.

10.84 Rate Agreement made October 30, Form 10-Q, 1st Quarter 1998,
1997, by and between Bangor           Exhibit 10(b)
Hydro-Electric Company and
Bangor Energy Resale, Inc.

10.85 Management and Support Services Form 10-Q, 1st Quarter 1998,
Agreement made March 31, 1998         Exhibit 10(c)
by and between Bangor Hydro-
Electric Company and Bangor
Energy Resale, Inc.

10.86   Surplus Cash Agreement        Form 10-Q, 2nd Quarter 1998,
dated as of June 26, 1998             Exhibit 10(a)
among the Company,
Penobscot Energy Recovery
Company Limited
Partnership and the
Municipal Review
Committee, Inc.

10.87   Guaranty Agreement dated      Form 10-Q, 2nd Quarter 1998,
as of June 1, 1998                    Exhibit 10(b)
between the Company and
The Chase Manhattan Bank

10.88   Amendment No. 2 to            Form 10-Q, 2nd Quarter 1998,
Purchase Power Agreement              Exhibit 10(c)
dated as of June 26, 1998
between the Company and
Penobscot Energy Recovery
Company Limited
Partnership

10.89   Amended and Restated          Form 10-Q, 2nd Quarter 1998,
Revolving Credit And                  Exhibit 10(d)
Term Loan Agreement
dated as of June 19, 1998
between the Company and
BankBoston, N.A. and Fleet
National Bank

10.90   Asset Purchase Agreement      Form 8-K, September 25, 1998
dated as of September 25,             Exhibit 2
1998 between Bangor Hydro-
Electric Company and PP&L
Global, Inc. (schedules and
exhibits omitted).

10.91 Asset Purchase Implementation    Form 10-K, 2000, Exhibit 10(a)
Agreement, dated as of May 27,
1999, by and among Bangor Hydro-
Electric Company, Penobscot Hydro
Co., Inc. and Penobscot Hydro, LLC

10.92   33rd Amendment to the NEPOOL    Form 10-K, 2000, Exhibit 10(b)
Agreement dated December 1, 1996

10.93   Form of Agreement with          Form 10-K, 2000, Exhibit 10(c)
certain Executive Officers
providing benefits upon
a change of control

10.94   Form of Agreement with         Form 10-K, 2000, Exhibit 10(d)
certain Executive Officers
providing supplemental
death and retirement benefits

10.95 Agreement and Plan of Merger by  Form 8-K, June 29, 2000,
and Among Bangor Hydro-Electric        Exhibit 2.1
Company and NS Power Holdings
Incorporated dated as of
June 29, 2000

10.96  Amendment No. 1 to Agreement    Form 8-K, October 10, 2001,
and Plan of Merger dated as of         Exhibit 2.2
August 28, 2001 by an Among
the Company and Emera, Inc.