Form 10-Q
period 2002-03-31
BANGOR HYDRO ELECTRIC CO
filed 2002-05-06
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
		     WASHINGTON, D.C.  20549

			     FORM 10-Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
	   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2002     Commission File No. 1-10922
		     -----------------                       -------

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



			 Yes   X        No ____





			  FORM 10-Q

	   FOR THE QUARTER ENDED MARCH 31, 2002



PART I - FINANCIAL INFORMATION
							   PAGE
							   ----

Cover Page                                                   1

Index                                                        2

Consolidated Statements of Income                            3

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                         4

Consolidated Balance Sheets - March 31, 2002 and
  December 31, 2001                                         18

Consolidated Statements of Capitalization                   20

Consolidated Statements of Cash Flows                       21

Consolidated Statements of Common Stock Investment          22

Notes to the Consolidated Financial Statements              23


PART II - OTHER INFORMATION                                 30

Item 6 - Exhibits and Reports on Form 8-K                   31

Signature Page                                              32


		  BANGOR HYDRO-ELECTRIC COMPANY
		CONSOLIDATED STATEMENTS OF INCOME
	     000's Omitted Except Per Share Amounts
			  (Unaudited)

						      Three Months Ended
						    Mar. 31,     Mar. 31,
						      2002         2001
						    -----------  ------------
Operating Revenues:
    Electric operating revenue                      $     36,439 $     34,763
    Standard offer service                                12,206       22,017
						    ------------ ------------
						    $     48,645 $     56,780
						    ------------ ------------
Operating Expenses:
    Purchased power and fuel for generation         $     11,233 $      7,767
    Standard offer service purchased power                11,890       21,536
    Other operation and maintenance                        9,715        8,308
    Depreciation and amortization                          2,676        2,698
    Regulatory amortizations                               3,649        4,747
    Taxes -
       Local property and other                            1,345        1,338
       State and federal income                            1,845        2,759
						    ------------ ------------
						    $     42,353 $     49,153
						    ------------ ------------
Operating Income                                    $      6,292 $      7,627
						    ------------ ------------
Other Income And (Deductions):
    Allowance for equity funds used
       during construction                          $        114 $        166
    Other, net of applicable income taxes                     83          393
						    ------------ ------------
Income Before Interest Expense                      $      6,489 $      8,186
						    ------------ ------------
Interest Expense:
    Long-term debt                                  $      3,378 $      3,587
    Other                                                    192          170
    Allowance for borrowed funds used
       during construction                                  (109)        (155)
						    ------------ ------------
						    $      3,461 $      3,602
						    ------------ ------------
Net Income                                          $      3,028 $      4,584

Dividends On Preferred Stock                                  66           66
						    ------------ ------------
Earnings Applicable To Common Stock                 $      2,962 $      4,518
						    ============ ============
Weighted Average Number of Shares Outstanding              7,363        7,363
						    ============ ============
Earnings Per Common Share:
     Basic                                          $        .40 $        .61
     Diluted                                                 -            .55
						    ============ ============
Dividends Declared Per Common Share                 $        -   $        .20
						    ============ ============

See notes to the consolidated financial statements.


		  BANGOR HYDRO-ELECTRIC COMPANY
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
		OPERATIONS AND FINANCIAL CONDITION

Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in Bangor Hydro-Electric Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K) should be read in conjunction with the comments below.

EARNINGS

For the quarters ended March 31, 2002 and 2001 basic earnings per common share were $.40 and $.61, respectively. Negatively impacting earnings in the first quarter of 2002 were decreased revenues as a result of lower energy sales, which were due principally to warmer weather in the 2002 quarter as compared to 2001 and the weakened economy. Also in the first quarter of 2002, primarily as a result of significant power outages caused by a major snow storm, the Company incurred approximately $800,000 of incremental expenses associated with service restoration efforts (approximately $.07 reduction in earnings per common share after taxes). Expense associated with pension and other postretirement benefits were greater (approximately $.03 reduction in earnings per common share after taxes) in the first quarter of 2002 as compared to the 2001 quarter. Finally negatively impacting earnings in the first quarter of 2002 was an expense associated with a contractual arrangement associated with a retiring officer of the Company (approximately $.03 reduction in earnings per common share after taxes).

IMPORTANT CURRENT ACTIVITIES

CURRENT REGULATORY PROCEEDINGS AND REORGANIZATION - As reported in the 2001 Form 10-K, on February 14, 2002, the Company presented to the Maine Public Utilities Commission (MPUC) a proposed resolution of the ongoing Alternative Rate Plan (ARP) proceeding that called for a multi-year freeze in the distribution portion of the Company's rates. The ARP proceeding, as well as proposed proceedings to implement a general increase in the Company's distribution rates and to initiate a management investigation of the Company, were suspended to provide the Company and interested parties additional time to negotiate a potential settlement of these interrelated proceedings. Such negotiations have been ongoing, and on April 25, 2002, the Company and other parties to the proceeding executed a stipulation to present to the MPUC a single comprehensive ARP applying to the Company's MPUC jurisdictional distribution revenue requirement and rates. Approval of the ARP by the MPUC would also include the dismissal of the pending management investigation of the Company.

The terms of the stipulation include a rate plan to be in effect through December 31, 2007, with the Company's core distribution rates being adjusted downward on July 1 of each year from 2003 to 2007, at annual rates
ranging from 2% to 2 3/4%.    The Company would also be allowed rate
adjustments associated with certain specified categories of costs. The stipulation also includes a mechanism whereby distribution returns on equity outside of a certain range would be shared evenly between the Company and ratepayers. The Company would also be required to meeting certain customer service quality standards during the term of the ARP, and rate reduction penalties would result from not meeting the various performance measures as set forth in the stipulation. Finally, the stipulation would provide the Company with an accounting order allowing for the deferral of employee transition costs during 2002 and 2003 in connection with reductions in cost of operations and maintenance (O&M), which are discussed below. The deferred costs would be amortized over a ten year period. The Company cannot predict whether additional modifications will be made to the stipulation or whether MPUC approval of the stipulation will be granted.

Successful implementation of the ARP necessitates a significant decrease in the Company's operating costs. Accordingly, the Company has announced its plans to reduce its O&M costs by approximately 20% and to transform a further 20% of its fixed costs into variable costs in order to adapt to future and yet unknown changes to the Company's business environment. As part of this process, the Company has implemented an Early Retirement Plan that will conclude on April 30, 2002. The Company will also be implementing an employee severance program that is intended to conclude by June 1, 2002.

In February 2002, the MPUC issued an Order in connection with changes in the Company's stranded cost related electric rates. As a result of the Order, and to recover the stranded costs created as a result of the restructuring of the electric utility industry in the State of Maine, the Company's stranded cost rates were increased effective March 1, 2002. The stranded cost rate increase resulted in the Company's total electric rates increasing by approximately 6.5%. The stranded cost rates are set for a period not to exceed three years, although the Company has the right to seek adjustments to these rates if certain economic situations occur.

Also effective March 1, 2002, the Company is no longer responsible for being the standard-offer service provider. The Company, though, still has a standard-offer related power supply commitment with a third party through February 2004 amounting to approximately $54 million. The power delivered under this contract is being resold to one of the new standard-offer service providers, with estimated revenues to be realized of approximately $40 million. The difference between the cost of the power and the resale revenues are being recovered in the Company's stranded cost rates starting March 1, 2002. As a result of the Company no longer being the standard-offer provider effective in March 2002, and the previously discussed power contract obligation, there is an impact on the comparability of revenues and expenses for the first quarter of 2002 in relation to the first quarter of 2001.



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

Electric operating revenue increased by $1.7 million in the first quarter of 2002 as compared to the first quarter of 2001. The increase was due to several factors. Off-system sales, which are sales related to power pool and inter-connection agreements and resales of purchased power, were approximately $2.1 million greater in the first quarter of 2002 in relation to the comparable 2001 quarter. The increase is due principally to the previously discussed resale of power associated with the former standard-offer power supply contract.

Also positively impacting electric operating revenues in the first quarter of 2002 was the effect of a special rate contract with a large industrial customer. Effective July 1, 2001, the Company entered into a special rate contract with a large industrial customer to provide fully bundled electric service (both T&D and energy) to this customer. Formerly, the Company was only providing T&D service to this customer. The Company has entered into a power purchase contract to procure the power necessary to serve this customer under this contact. Principally as a result of the new contract, the Company recognized approximately $711,000 in greater electric operating revenues associated with this customer in the first quarter of 2002 as compared to the 2001 quarter.

Offsetting these revenue increases to some extent in the first quarter of 2002 was a $1.1 reduction in energy sales related electric operating revenues (excluding large special rate contract customers). Energy sales were 3% lower in the first quarter of 2002 as compared to the first quarter of 2001, due to the warmer winter weather and the weakened economy. This reduction in energy sales was offset to some extent by the previously discussed stranded cost rate increase effective March 1, 2002.

The $9.8 million decrease in standard-offer service revenues in the first quarter of 2002 is due principally to the Company no longer being the standard-offer provider effective March 1, 2002, as well as the impact, prior to March 1, 2002, of reduced energy sales resulting from larger customers choosing competitive energy providers for the purchase of their electricity.

EXPENSES

Fuel for generation and purchased power expense, excluding the cost of standard-offer service purchased power, increased $3.5 million in the first quarter of 2002 as compared to 2001. The largest item affecting the increased expense was approximately $2.7 million of costs in March 2002 associated with the previously discussed former standard-offer power contract obligation. Also impacting this increase was the previously discussed new special rate contract with a large industrial customer. In the first quarter of 2002, the Company incurred approximately $897,000 of purchased power expense associated with serving the customer.

Standard-offer purchased power expense decreased by approximately
$9.6 million in the first quarter of 2002 relative to the first quarter of 2001. The decrease was due principally to the Company no longer being the standard offer service provider on March 1, 2002.

Other O&M expense increased by approximately $1.4 million in the first quarter of 2002 in comparison to the first quarter of 2001. As previously discussed the two largest items impacting the increased other O&M expense in the first quarter of 2002 are the approximately $800,000 in incremental service restoration costs associated with the major snow storm in January 2002, as well as the approximately $370,000 increased pension and other postretirement benefits expense in the first quarter of 2002 relative to the comparable 2001 quarter. The increased pension and other postretirement benefits expense is attributable to decreases in the discount rate used to actuarially compute the expense as well as reduced returns on plan assets as a result of poorer stock market performance.

Regulatory amortizations represent current amortizations allowed in the Company's distribution and stranded cost rates as allowed by the MPUC in prior rate orders. These include the amortization of purchased power contract buyouts/restructurings, Seabrook investment, deferred asset sale gain, and other regulatory amortizations. Effective March 1, 2002, in connection with the implementation of new stranded cost electric rates, the Company began amortizing stranded cost related regulatory assets and liabilities that had been previously deferred on the Company's balance sheet.
 Also, certain existing stranded cost related amortizations were modified effective March 1, 2002 in connection with the stranded cost rate change.
The following summarizes the components of the regulatory amortizations for the first quarter of 2002 as compared to the first quarter of 2001 (in 000's):
					2002            2001
					----            ----
Contract buyouts and restructurings     $5,411          $5,639
Seabrook investment                        425             425
Deferred asset sale gain                (2,042)         (1,704)
Other stranded cost related
  regulatory assets and liabilities       (434)             96
Distribution related regulatory
  assets and liabilities                   289             289
				       -------         -------
Total Regulatory Amortizations          $3,649          $4,747
				       =======         =======

The decrease in total federal and state income taxes was principally a function of lower earnings in the first quarter of 2002 as compared to the 2001 quarter. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.

OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENS

Allowance for funds used during construction, which includes carrying costs on certain regulatory assets and liabilities, decreased by $98,000 in first quarter of 2002 relative to 2001. The Company recorded approximately $163,000 of decreased carrying costs on deferred standard-offer service costs in the first quarter of 2002 as compared to the 2001 quarter. This was offset to some extent by approximately $41,000 of carrying costs being recorded on regulatory assets associated with the exercise of PERC common stock warrants.

Other income, net of income taxes decreased by $310,000 in the first quarter of 2002 principally as a result of the previously discussed $384,000 expense associated with a contractual arrangement associated with a retiring officer of the Company.

Long-term debt interest expense decreased $209,000 in the first quarter of 2002 relative to 2001 due primarily to a $15.1 million principal payment on the Company's Finance Authority of Maine (FAME) Revenue Notes at the end of June 2001 and monthly principal payments on the $24.8 million medium term notes from April 2001 through March 2002 amounting to approximately $6.6 million. These decreases were offset to some extent by additional interest expense in the 2002 quarter resulting from the issuance of a $13.7 million note in October 2001 with the Municipal Review Committee in connection with the exercise of common stock warrants.

Other interest expense increased $22,000 due principally to borrowings under the Company's revolving credit facility in the first quarter of 2002. Weighted average borrowings outstanding were approximately $5.9 million for the quarter ending March 31, 2002. The Company had no outstanding borrowings in the first quarter of 2001. This was offset to some extent by a reduction in the amortization of debt issuance costs in the first quarter of 2002. The amortization decrease was primarily attributable to the end of the amortization period of certain deferred debt issuance costs in June 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events in the first quarters of 2002 and 2001 as they affect the Company's liquidity. Net increase in cash from operating activities was $9.5 million in the first
quarter of 2002 as compared to $11.4 million in the 2001 quarter.   Reduced
cash flows from operations in the 2002 quarter were impacted by a $3.7 million increase in income tax payments in the first quarter of 2002 relative to 2001. Operating cash flows are also impacted in each quarter by the standard-offer service. In the 2002 quarter, the Company's standard-offer service costs exceeded revenues by approximately $2.2 million, while in the 2001 quarter, revenues exceeded associated costs by approximately $1.8 million. Changes in accounts receivable and accounts payable in the statement of cash flows are also greatly impacted by the standard-offer related revenues and purchased power obligations.

The largest single item reducing operating cash flows in the 2001 quarter was $7.1 million in payments made in connection with the exercise of the Company's common stock warrants.

Construction expenditures were approximately $159,000 lower in the 2002 quarter as compared to 2001 due to reductions in the Company's capital budget.

The Company made no common dividend payments to its parent company, Emera, in the first quarter, while in the 2001 quarter, which preceded the Emera acquisition, common dividends of $.20 per share were paid.

The increase in payments on long-term debt is due principally to the higher monthly principal payments on the $24.8 million medium term notes in the 2002 quarter as compared to 2001.

	The Company had maintained full borrowing capacity under its revolving credit facility from the second quarter of 1999 through June 2001, but it became necessary to renew borrowings under the revolving line in June 2001 to fund the required FAME debt payment of $15.1 million. The Company's utilization of the line of credit was also impacted by the approximately $3.8 million in incremental merger costs in 2001 and the cash payments to common stock warrant holders in 2001 amounting to approximately $14.2 million. The Company's borrowings under this arrangement amounted to $4 million at March 31, 2002. On June 29, 2001, the Company extended the revolving credit agreement until October 1 and then until March 31, 2002, and the agreement has since been further extended until June 30, 2003 with some modifications. The facility has been increased to $60 million to accommodate debt retirements that will occur later in 2002 and act as a bridge financing until permanent financing is put in place. The terms are similar to the prior amendment, with the major differences being the addition of another pricing level to recognize the Company's improved credit and modifications to some the financial covenants. Also, the Company extended until June 1, 2003 the promissory note that was entered into in 2001. This note allows the Company to borrow up to an additional $10 million. This unsecured facility is used by the Company to manage working capital needs, and the interest rate setting mechanism and other major terms of the note are similar to terms in the revolving credit agreement.

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

	The Company has recorded a liability, based on currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for this waste disposal site. Additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, and possible effects of future legislation or regulation and the possible effects of technological changes. At March 31, 2002, the liability recorded by the Company for its estimated environmental remediation costs amounted to $429,000. The Company's actual future environmental remediation costs may change as additional factors become known.

	The Company estimates that during 2002 it will incur approximately $243,000 in operations expense to comply with environmental standards for
air, water and hazardous materials.   This amount may change based on facts
and circumstances that occur in 2002.

DISCLOSURES ABOUT MARKET RISK

	The Company's major financial market risk exposure is changing interest rates. Changes in interest rates will affect interest paid on variable rate debt and the fair value of fixed rate debt. The Company manages interest rate risk through a combination of both fixed and variable rate debt instruments and an interest rate swap, which is associated with the Company's medium term notes (See Note 13 to the 2001 Form 10-K). As of March 31, 2002, the Company had $3.6 million of medium term notes outstanding which bear floating, LIBOR-based rates (1.88% LIBO rate at March 31, 2002). The interest rate swap fixes the interest rate on the medium term notes at 5.72% for the full notional amount of the debt. See Note 5 to the 2001 Form 10-K for a discussion of these medium term notes.

OTHER

Management's discussion and analysis of results of operations and financial condition contains items that are "forward-looking" as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Factors that might cause such differences include, but are not limited to, the Company's reorganization, future economic conditions, relationships with lenders, developments in the legislative, regulatory and competitive environments in which the Company operates and other circumstances that could affect revenues and costs.

	    BANGOR HYDRO-ELECTRIC COMPANY
	     CONSOLIDATED BALANCE SHEETS
		    000,s Omitted
		     (Unaudited)



						     Mar. 31,     Dec. 31,
Assets                                                   2002         2001
						     -----------  -----------
Investment In Utility Plant:
    Electric plant in service, at original cost      $    328,414 $    328,560
    Less - Accumulated depreciation and amortization       92,339       93,985
						     ------------ ------------
						     $    236,075 $    234,575
    Construction work in progress                           6,501        7,308
						     ------------ ------------
						     $    242,576 $    241,883
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company             $      4,497 $      4,422
       Maine Electric Power Company, Inc.                     925          853
						     ------------ ------------
						     $    247,998 $    247,158
						     ------------ ------------
Other Investments, at cost                           $      3,561 $      3,498
						     ------------ ------------
Funds held by trustee, at cost                       $     23,039 $     22,695
						     ------------ ------------
Current Assets:
    Cash and cash equivalents                        $      1,043 $        885
    Accounts receivable, net of reserve
       of $704 for 2002 and $761 for 2001                  20,546       19,269
    Unbilled revenue receivable                             7,150       15,380
    Inventories, at average cost:
       Material and supplies                                2,452        2,532
       Fuel oil                                                59           53
    Prepaid expenses                                          341          671
						     ------------ ------------
       Total current assets                          $     31,591 $     38,790
						     ------------ ------------
Regulatory Assets and Deferred Charges:
    Goodwill-EMERA Acquisition                       $     82,537 $     82,537
    Investment in Seabrook nuclear project                 23,147       23,572
    Costs to terminate/restructure purchased
      power contracts                                      87,039       92,057
    Maine Yankee decommissioning costs                     33,597       37,307
    Above-market purchased power contract obligations      69,137       73,954
    Other regulatory assets                                51,795       52,657
    Other deferred charges                                  4,388        4,020
						     ------------ ------------
       Total regulatory assets and deferred charges  $    351,640 $    366,104
						     ------------ ------------
	  Total Assets                               $    657,829 $    678,245
						     ============ ============

See notes to the consolidated financial statements.




	    BANGOR HYDRO-ELECTRIC COMPANY
	     CONSOLIDATED BALANCE SHEETS
		    000,s Omitted
		     (Unaudited)


						     Mar. 31,     Dec. 31,
							 2002         2001
Stockholders' Investment and Liabilities             -----------  -----------


Capitalization:
    Common stock investment                          $    208,546 $    205,557
    Preferred stock                                         4,734        4,734
    Long-term debt, net of current portion                131,574      131,968
						     ------------ ------------
	 Total capitalization                        $    344,854 $    342,259
						     ------------ ------------
Current Liabilities:
    Notes payable - banks                            $      4,000 $      8,000
						     ------------ ------------
    Other current liabilities -
      Current portion of long-term debt              $     41,559 $     43,246
      Accounts payable                                     18,254       22,492
      Dividends payable                                        66           66
      Accrued interest                                      3,499        2,663
      Customers' deposits                                     578          573
      Current income taxes payable                            417        1,917
						     ------------ ------------
	 Total other current liabilities             $     64,373 $     70,957
						     ------------ ------------
	 Total current liabilities                   $     68,373 $     78,957
						     ------------ ------------

Regulatory and Other Long-term Liabilities:
    Deferred income taxes - Seabrook                 $     12,002 $     12,224
    Other accumulated deferred income taxes                47,156       47,405
    Maine Yankee decommissioning liability                 33,597       37,307
    Deferred gain on asset sale                            12,528       14,574
    Above-market purchased power contract obligations      69,137       73,954
    Other regulatory liabilities                           16,972       18,962
    Unamortized investment tax credits                      1,280        1,312
    Accrued pension and postretirement benefit costs       40,238       39,655
    Other long-term liabilities                            11,692       11,636
						     ------------ ------------
    Total regulatory and other long-term liabilities $    244,602 $    257,029
						     ------------ ------------
      Total Stockholders' Investment and Liabilities $    657,829 $    678,245
						     ============ ============

See notes to the consolidated financial statements.

	    BANGOR HYDRO-ELECTRIC COMPANY
      CONSOLIDATED STATEMENTS OF CAPITALIZATION
		    000's Omitted
		     (Unaudited)


						     Mar. 31,     Dec. 31,
						     2002         2001
						     ----------   ----------
Common Stock Investment
     Common stock, par value $5 per share            $     36,817 $     36,817
	-Authorized--10,000,000 shares
	-Outstanding--7,363,424 shares
     Amounts paid in excess of par value                  165,352      165,352
     Accumulated other comprehensive loss                     (20)         (47)
     Retained earnings                                      6,397        3,435
						     ------------  -----------
	  Total common stock investment              $    208,546 $    205,557
						     ------------ ------------
Preferred Stock
     Non-participating, cumulative, par value $100 per share,
	authorized 600,000 shares, not redeemable or
	redeemable solely at the option of the issuer-
	   7%, Noncallable, 25,000 shares
	      authorized and outstanding             $      2,500 $      2,500
	   4.25%, Callable at $100, 4,840 shares
	      authorized and outstanding                      484          484
	   4%, Series A, Callable at $110, 17,500 shares
	      authorized and outstanding                    1,750        1,750
						     ------------ ------------
						     $      4,734 $      4,734
						     ------------ ------------
Long-Term Debt
     First Mortgage Bonds-
	  10.25%  Series due 2020                    $     30,000 $     30,000
	   8.98%  Series due 2022                          20,000       20,000
	   7.38%  Series due 2002                          20,000       20,000
	   7.30%  Series due 2003                          15,000       15,000
						     ------------ ------------
						     $     85,000 $     85,000
						     ------------ ------------
     Other Long-Term Debt-
	 Finance Authority of Maine - Taxable Electric Rate
	    Stabilization Revenue Notes,
	    7.03% Series 1995A, due 2005             $     71,500 $     71,500
	 Medium Term Notes, Variable interest rate-
	    LIBO rate plus 1.125%, due 2002                 3,585        5,460
       Municipal Review Committee Note, 5%, due 2008       13,029       13,235
   Other Miscellaneous Notes Payable, 3.90%, due 2003          19           19
						     ------------ ------------
						     $     88,133 $     90,214
	    Less:  Current portion of long-term debt       41,559       43,246
						     ------------ ------------
						     $     46,574 $     46,968
						     ------------ ------------
	      Total Long-Term Debt                   $    131,574 $    131,968
						     ------------ ------------
		   Total Capitalization              $    344,854 $    342,259
						     ============ ============

See notes to the consolidated financial statements.
	     BANGOR HYDRO-ELECTRIC COMPANY
	 CONSOLIDATED STATEMENTS OF CASH FLOWS
		     000,s Omitted
		      (Unaudited)


						       Three Months Ended
						       Mar. 31,    Mar. 31,
						       2002        2001
						       ------------------------
Cash Flows From Operating Activities:
  Net income                                           $     3,028 $     4,584
    Adjustments to reconcile net income to net cash
       from operating activities:
	   Depreciation and amortization                     2,676       2,698
	   Amortization of Seabrook nuclear project            425         425
	   Amortization of contract buyouts and
	     restructuring                                   5,411       5,639
	   Amortization of deferred asset sale gain         (2,042)     (1,704)
	   Other amortizations                                 281         409
	   Allowance for equity funds used
	     during construction                              (114)       (166)
	   Deferred income tax provision and amortization of
	       investment tax credits                          (46)     (1,909)
    Changes in assets and liabilities:
	   Costs to restructure purchased power contract      (250)       (250)
	   Deferred standard-offer service costs            (2,176)      1,845
	   Deferred special rate contract revenues            (613)       (430)
	   Exercise of PERC warrants-cash paid
	     in lieu of issuing shares                         -        (7,114)
	   Accounts receivable, net and unbilled revenue     6,953       2,174
	   Accounts payable                                 (4,238)     (1,330)
	   Accrued interest                                    836       1,114
	   Current income taxes                             (1,500)      4,587
	   Accrued postretirement benefit costs                769         359
	   Other current assets and liabilities, net           409         489
	   Other, net                                         (271)        (69)
						       ------------------------
Net Increase in Cash From Operating Activities:        $     9,538 $    11,351
						       ------------------------
Cash Flows From Investing Activities:
  Construction expenditures                            $    (3,124)$    (3,283)
  Allowance for borrowed funds used during construction       (109)       (155)
						       ------------------------
Net Decrease in Cash From Investing Activities         $    (3,233)$    (3,438)
						       ------------------------
Cash Flows From Financing Activities:
     Dividends on preferred stock                      $       (66)$       (66)
     Dividends on common stock                                 -        (1,473)
     Payments on long-term debt                             (2,081)     (1,500)
     Short-term debt, net                                   (4,000)          0
						       ------------------------
Net Decrease in Cash From Financing Activities         $    (6,147)$    (3,039)
						       ------------------------
Net Increase in Cash and Cash Equivalents              $       158 $     4,874
Cash and Cash Equivalents at Beginning of Period               885      12,463
						       ------------------------
Cash and Cash Equivalents at End of Period             $     1,043 $    17,337
						       ========================
Cash Paid During the Period for:
     Interest (Net of Amount Capitalized)              $     2,411 $     2,187
     Income Taxes                                            4,100         367
						       ========================

See notes to the consolidated financial statements.

			   BANGOR HYDRO-ELECTRIC COMPANY
	      CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT
				  000,S Omitted
				   (Unaudited)

										    Accum.
							    Amounts                  Other       Total
							    Paid in                 Compre-     Common
						Common     Excess of   Retained    hensive       Stock
						 Stock     Par Value   Earnings      Loss      Investment
					     ----------------------------------------------- --------------
Balance December 31, 2000                    $    36,817 $    58,643 $    41,960 $         - $   137,420
Net income                                             -           -       4,584           -       4,584
Other comprehensive loss
  net of taxes:
     Unrealized loss on interest
       rate swap                                       -           -           -         (55)        (55)
											     --------------
	 Total comprehensive income                                                                4,529
											     --------------
Cash dividends declared on-
  Preferred stock                                      -           -         (66)          -         (66)
  Common stock                                         -           -      (1,472)          -      (1,472)
Exercise of warrants-cash paid
  in lieu of issuing shares                            -      (3,074)          -           -      (3,074)
					     ----------------------------------------------- --------------
Balance March 31, 2001                       $    36,817 $    55,569 $    45,006 $     (55)  $   137,337
					     =============================================== ==============
Balance December 31, 2001                    $    36,817 $   165,352 $     3,435 $       (47)$   205,557
Net income                                             -           -       3,028           -       3,028
Other comprehensive loss
  net of taxes:
     Unrealized gain on interest
       rate swap                                       -           -           -          27          27
											     --------------
	 Total comprehensive income                                                                3,055
											     --------------
Cash dividends declared on-
  Preferred stock                                      -           -         (66)          -         (66)
  Common stock                                         -           -           -           -           -
					     ----------- ----------- ----------- ------------ -------------
Balance March 31, 2002                       $    36,817 $   165,352 $     6,397 $       (20) $   208,546
					     =========== =========== =========== ============ =============

See notes to the consolidated financial statements.





		BANGOR HYDRO-ELECTRIC COMPANY
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
		       MARCH 31, 2002
		       -------------
			(Unaudited)


(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company (the Company), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. The year end condensed balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, footnotes and all other information included in the 2001 Form 10-K.

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the periods ended March 31, 2002 and 2001.

The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 2001 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.

(2)  INCOME TAXES:

The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the federal income tax provision:

					Three Months Ended March 31,
					     2002           2001
					Amount    %     Amount   %
					   (Dollars in Thousands)
Federal income tax provision
   at statutory rate                    $1,743  35.0   $2,693   35.0
Plus permanent reductions
   in tax expense resulting
   from statutory exclusions
   from taxable income                      42    .8        8     .1
					------  ----   ------   ----
Federal income tax provision before
   effect of temporary differences
   and investment tax credits           $1,785  35.8   $2,701   35.1
Less temporary differences that
   are flowed through for rate-
   making and accounting purposes         (188) (3.8)    (226)  (3.0)
Less utilization and amortization
   of investment tax credits               (32)  (.6)     (35)   (.4)
					------  ----   ------   ----
Federal income tax provision            $1,565  31.4   $2,440   31.7
					======  ====   ======   ====

(3)  INVESTMENT IN JOINTLY OWNED FACILITIES:

Condensed financial information for Maine Yankee Atomic Power
Company (Maine Yankee)and Maine Electric Power Company, Inc. (MEPCO) is as follows:



				   MAINE YANKEE         MEPCO
			       (Dollars in Thousands - Unaudited)
				Operations for Three Months Ended
			       --------------------------------------
			       Mar. 31,  Mar. 31,   Mar. 31,  Mar. 31,
				 2002      2001       2002      2001
OPERATIONS:                    --------  --------   --------  --------
  As reported by investee-
   Operating revenues          $ 15,045  $ 16,311   $  1,079  $  1,266
			       ========  ========   ========  ========
  Earnings applicable to
    common stock               $  1,011  $  1,138   $    426  $    407
			       ========  ========   ========  ========
 Company's reported equity-
   Equity in net income        $     71  $     80   $     71  $     58
    Add(Deduct)-Effect of
    adjusting Company's
    estimate to actual                4         -        (17)       47
			       --------  --------   --------  --------
  Amounts reported by Company  $     75  $     80   $     54  $    105
			       ========  ========   ========  ========

				  MAINE YANKEE            MEPCO
			     (Dollars in Thousands - Unaudited)
				     Financial Position at
			  ----------------------------------------
			     Mar. 31,   Dec. 31,   Mar. 31,  Dec. 31,
			       2002       2001       2002      2001
FINANCIAL POSITION:         ---------  ---------  ---------  --------
As reported by investee-
  Total assets             $  750,335 $  802,118  $  7,325  $  6,870
  Less-
   Long-term debt              28,800     31,200         -         -
   Other liabilities and
     deferred credits         659,246    707,643       823       770
			   ---------- ----------  --------  --------
  Net assets               $   62,289 $   63,275  $  6,502  $  6,100
			   ========== ==========  ========  ========
Company's reported equity-
  Equity in net assets     $    4,360 $    4,429  $    923  $    866
  Add (deduct) effect of
    adjusting Company's
    estimate to actual            137         (7)        2       (12)
			   ---------- ----------  --------  --------
Amounts reported by Co.    $    4,497 $    4,422  $    925  $    854
			   ========== ==========  ========  ========


(4)  EARNINGS PER SHARE:

      The following table reconciles basic and diluted earnings per common share assuming all outstanding stock warrants were converted to common shares, for the quarter ending March 31, 2001 only.

			 (Amounts in 000's, except per share data)
				   For the Quarters
					Ended
				 --------------------
				  Mar. 31,   Mar. 31,
				    2002       2001
				  --------  ---------
Earnings
  applicable to
  common stock                   $  2,962   $  4,518
				 --------   --------
Average common
  shares outstanding                7,363      7,363
Plus: incremental
  shares from assumed
  conversion                            -        923
				 --------   --------
Average common shares
  outstanding plus
  assumed warrants
  converted                         7,363      8,286
				 --------   --------
Basic earnings
  per common share               $    .40    $   .61
				 ========    =======
Diluted earnings
  per common share               $    .40    $   .55
				 ========    =======


(5) NEW ACCOUNTING PRONOUNCEMENT:

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001. Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB
Opinion No. 17, "Intangible Assets". Goodwill will no longer be amortized, but it will be reviewed at least annually for impairment. Statement 142 specifies that at the time of adoption an impairment review should be performed. If an impairment of the existing goodwill is determined, any charge would be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment charges would be presented within operating results. In 2001, the Company adopted the non-amortization provision for goodwill associated with its acquisition by Emera, Inc (Emera). The Company adopted the remaining provisions of Statement 142 effective January 1, 2002. The Company will complete its initial impairment review by the end of the second quarter of 2002.

       There is no pro forma effect of Statement 142, assuming the Company had adopted this standard as of January 1, 2001, since the goodwill associated with the Emera acquisition has not been amortized.

(6)   RECLASSIFICATIONS:

      Certain 2001 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended March 31, 2002.

(7) SUBSEQUENT EVENT - REORGANIZATION:

	As reported in the 2001 Form 10-K, on February 14, 2002, the Company presented to the Maine Public Utilities Commission a proposed resolution of the ongoing Alternative Rate Plan proceeding that called for a multi-year freeze in the distribution portion of the Company's rates. The ARP proceeding, as well as proposed proceedings to implement a general increase in the Company's distribution rates and to initiate a management investigation of the Company, were suspended to provide the Company and interested parties additional time to negotiate a potential settlement of these interrelated proceedings. Such negotiations have been ongoing, and on April 25, 2002, the Company and other parties to the proceeding executed a stipulation to present to the MPUC a single comprehensive ARP applying to the Company's MPUC jurisdictional distribution revenue requirement and rates. Approval of the ARP by the MPUC would also include the dismissal of the pending management investigation of the Company.

The terms of the stipulation include a rate plan to be in effect through December 31, 2007, with the Company's core distribution rates being adjusted downward on July 1 of each year from 2003 to 2007, at
annual rates ranging from 2% to 2 3/4%.    The Company would also be
allowed rate adjustments associated with certain specified categories of costs. The stipulation also includes a mechanism whereby distribution returns on equity outside of a certain range would be shared evenly between the Company and ratepayers. The Company would also be required to meeting certain customer service quality standards during the term of the ARP, and rate reduction penalties would result from not meeting the various performance measures as set forth in the stipulation. Finally, the stipulation would provide the Company with an accounting order allowing for the deferral of employee transition costs during 2002 and 2003 in connection with reductions in cost of operations and maintenance (O&M), which are discussed below. The deferred costs would be amortized over a ten year period. The Company cannot predict whether additional modifications will be made to the stipulation or whether MPUC approval of the stipulation will be granted.

Successful implementation of the ARP necessitates a significant decrease in the Company's operating costs. Accordingly, the Company has announced its plans to reduce its O&M costs by approximately 20% and to transform a further 20% of its fixed costs into variable costs in order to adapt to future and yet unknown changes to the Company's business environment. As part of this process, the Company has implemented an Early Retirement Plan that will conclude on April 30, 2002. The Company will also be implementing an employee severance program that is intended to conclude by June 1, 2002.


		    BANGOR HYDRO-ELECTRIC COMPANY




	      FORM 10-Q FOR PERIOD ENDING MARCH 31, 2002




			     PART II




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


	EXHIBITS:  None.



	REPORTS ON FORM 8-K:

	One Current Report on Form 8-K was filed regarding the Company's change in Accountants effective November 21, 2001.




		  BANGOR HYDRO-ELECTRIC COMPANY

	    FORM 10-Q FOR PERIOD ENDED MARCH 31, 2002




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




					    BANGOR HYDRO-ELECTRIC COMPANY
						    (Registrant)




Dated: May 6, 2002                            /s/ David R. Black
					     --------------------
					     David R. Black
					     Manager - Finance & Accounting
					     (Chief Accounting Officer)