Form 10-Q
period 2002-06-30
BANGOR HYDRO ELECTRIC CO
filed 2002-08-08
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
		     WASHINGTON, D.C.  20549

			   FORM 10-Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
	   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2002     Commission File No. 1-10922
		      -------------                         -------

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

			  Title of each class
			  -------------------
		  7% Preferred Stock, $100 Par Value
		  4 1/4% Preferred Stock, $100 Par Value
		  4% Preferred Stock Series A, $100 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


			 Yes   X        No ____



			  FORM 10-Q

	     FOR THE QUARTER ENDED JUNE 30, 2002



PART I - FINANCIAL INFORMATION
------------------------------
							   PAGE
							   ----
Cover Page                                                   1

Index                                                        2

Consolidated Statements of Income                            3

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                         4

Consolidated Balance Sheets - June 30, 2002 and
  December 31, 2001                                         24

Consolidated Statements of Capitalization                   26

Consolidated Statements of Cash Flows                       27

Consolidated Statements of Common Stock Investment          28

Notes to the Consolidated Financial Statements              29



PART II - OTHER INFORMATION                                 36


Item 4 - Submission of Matters to a Vote of
	    Security Holders                                37

Item 6 - Exhibits and Reports on Form 8-K                   38

Signature Page                                              39



			BANGOR HYDRO-ELECTRIC COMPANY
		      CONSOLIDATED STATEMENTS OF INCOME
		    000's Omitted Except Per Share Amounts
				  (Unaudited)
						     Three Months Ended      Six Months Ended
						    June 30,    June 30,    June 30,    June 30,
						      2002        2001        2002        2001
						  ----------- ----------------------- -----------
Operating Revenues:
    Electric operating revenue                    $    25,451 $    25,966 $    54,983 $    55,893
    Off-System sales                                   12,421       4,893      19,328       9,729
    Standard offer service                                413      22,568      12,619      44,585
						  ----------- ----------------------- ------------
						  $    38,285 $    53,427 $    86,930 $   110,207
						  ----------- ----------------------- ------------
Operating Expenses:
    Purchased power and fuel for generation       $    17,342 $     8,912 $    28,575 $    16,679
    Standard offer service purchased power                233      22,138      12,123      43,674
    Other operation and maintenance                     8,536      10,886      18,251      19,194
    Depreciation and amortization                       2,634       2,725       5,310       5,423
    Regulatory amortizations                            3,183       4,295       6,832       9,042
    Taxes -
       Local property and other                         1,192       1,262       2,537       2,600
       State and federal income                           606          40       2,451       2,799
						  ----------- ----------------------- ------------
						  $    33,726 $    50,258 $    76,079 $    99,411
						  ----------- ----------------------- ------------
Operating Income                                  $     4,559 $     3,169 $    10,851 $    10,796
						  ----------- ----------------------- ------------
Other Income And (Deductions):
    Allowance for equity funds used
       during construction                        $       131 $       153 $       245 $       319
    Other, net of applicable income taxes                 496         205         579         598
						  ----------- ----------------------- ------------
Income Before Interest Expense                    $     5,186 $     3,527 $    11,675 $    11,713
						  ----------- ----------------------- ------------
Interest Expense:
    Long-term debt                                $     3,344 $     3,566 $     6,722 $     7,153
    Other                                                 201         301         393         471
    Allowance for borrowed funds used
       during construction                               (124)       (139)       (233)       (294)
						  ----------- ----------------------- ------------
						  $     3,421 $     3,728 $     6,882 $     7,330
						  ----------- ----------------------- ------------
Net Income (Loss)                                 $     1,765 $      (201)$     4,793 $     4,383

Dividends On Preferred Stock                               67          67         133         133
						  ----------- ----------------------- ------------
Earnings (Loss) Applicable To Common Stock        $     1,698 $      (268)$     4,660 $     4,250
						  =========== ======================= ============
Weighted Average Number of Shares Outstanding           7,363       7,363       7,363       7,363
						  =========== ======================= ============
Earnings (Loss) Per Common Share:
     Basic                                        $       .23 $     (.04) $       .63 $       .58
     Diluted                                              -         (.03)         -           .52
						  =========== ======================= ============
Dividends Declared Per Common Share               $       .48 $       .20 $       .48 $       .40
						  =========== ======================= ============

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

EARNINGS

For the quarters ended June 30, 2002 and 2001 basic earnings (loss) per common share were $.23 and $(.04), respectively. Earnings were negatively affected in the second quarter of 2001 by several items. The New England independent system operator (ISO New England) costs associated with transmission constraints were approximately $796,000 greater ($.06 reduction in earnings per common share in 2001) in the 2001 quarter as compared to the 2002 quarter. In the second quarter of 2001 the Company recorded a $585,000 reserve ($.05 reduction in earnings per common share in 2001) associated with adjustments to revenue related to filings with the New England Power Pool (NEPOOL). Also in the 2001 quarter, the Company recorded approximately $318,000 in expense ($.03 reduction in earnings per common share in 2001) related to an increase in a environmental remediation reserve associated with a waste removal site in which the Company was involved in the past. For a complete discussion of this site, see the Environmental Matters section of MD&A.

In the second quarter of 2001, the Company increased its reserve for bad debts by $200,000 ($.02 reduction in earnings per common share in 2001) due principally to a Chapter 11 bankruptcy filing by one of the Company's largest industrial customers. Additionally reducing earnings in the 2001 quarter was the impact of an audit by the State of Maine associated with investment tax credits claimed by the Company in prior years' income tax returns. The audit resulted in the Company being assessed for improperly claiming approximately $183,000 ($.02 reduction in earnings per common share in 2001) of investment tax credits. Finally negatively impacting earnings in the second quarter of 2001 was approximately $262,000 of incremental costs ($.02 reduction in earnings per common share in 2001) incurred in connection with the Company's involvement in the development of a regional transmission organization (RTO) in New England. As a result of an accounting order from the Federal Energy Regulatory Commission (FERC), in the third quarter of 2001 the Company was allowed to defer those RTO related costs for future recovery from the RTO.

Positively impacting earnings in the second quarter of 2002 was the reclassification to a regulatory asset of an expense recorded in the first quarter of 2002. The expense was related to a contractual arrangement associated with a retiring officer of the Company (approximately $.03 increase in earnings per common share). As discussed under the section "Important Current Activities", with the approval of the Company's Alternative Rate Plan (ARP) in June 2002, the Company was allowed to defer employee transition costs, which included this cost, associated with the Company's major cost reduction efforts currently taking place.

IMPORTANT CURRENT ACTIVITIES

CURRENT REGULATORY PROCEEDINGS AND REORGANIZATION - As reported in the 2001 Form 10-K, on February 14, 2002, the Company presented to the Maine Public Utilities Commission (MPUC) a proposed resolution of the ongoing ARP proceeding that called for a multi-year freeze in the distribution portion of the Company's rates. The ARP proceeding, as well as proposed proceedings to implement a general increase in the Company's distribution rates and to initiate a management investigation of the Company, were suspended to provide the Company and interested parties additional time to negotiate a potential settlement of these interrelated proceedings. On April 25, 2002, the Company and other parties to the proceeding executed a stipulation to present to the MPUC a single comprehensive ARP applying to the Company's MPUC jurisdictional distribution revenue requirement and rates. On June 6, 2002, the MPUC approved the ARP and also dismissed the pending management investigation of the Company.

The terms of the ARP include a rate plan to be in effect through
December 31, 2007, with the Company's core distribution rates being adjusted downward on July 1 of each year from 2003 to 2007, at annual rates ranging
from 2% to 2 3/4%.    The Company is also allowed rate adjustments associated
with certain specified categories of costs. The ARP also includes a mechanism whereby distribution returns on common equity outside of a certain range will be shared evenly between the Company and ratepayers. The Company is also required to meet certain customer service quality standards during the term of the ARP, and rate reduction penalties will result from not meeting the various performance measures as set forth in the stipulation. Finally, the ARP provides the Company with an accounting order allowing for the deferral of employee transition costs during 2002 and 2003 in connection with reductions in cost of operations and maintenance (O&M), which are discussed below. These deferred costs are being amortized over a ten year period, starting in June 2002.

Successful implementation of the ARP necessitated a significant decrease in the Company's operating costs. The restructuring, which encompasses all aspects of the Company, is expected to reduce operating costs by approximately 20%. The Company will also begin to transfer a portion of its fixed costs to variable costs, and improve processes to enhance long-term
performance.   As part of the restructuring, employment levels have been
adjusted downward in the second quarter of 2002 by 112 employees through early retirement and severance packages. The total employee transition costs incurred in the second quarter of 2002 were approximately $7.8 million and recorded as a component of Other Regulatory Assets on the consolidated balance sheets. Also, the Company recorded one month's of amortization expense, amounting to approximately $65,000, associated with this regulatory asset in the second quarter of 2002.

In February 2002, the MPUC issued an Order in connection with changes in the Company's stranded cost rates. As a result of the Order, and to recover the stranded costs created as a result of the restructuring of the electric utility industry in the State of Maine, the Company's stranded cost rates were increased effective March 1, 2002. The stranded cost rate increase resulted in the Company's total electric rates increasing by approximately 6.5%. The stranded cost rates are set for a period not to exceed three years, although the Company has the right to seek adjustments to these rates if certain economic situations occur.

Also effective March 1, 2002, the Company is no longer responsible for being the standard-offer service provider. The Company, though, still has a standard-offer related power supply commitment with a third party through February 2004 amounting to approximately $54 million. The power delivered under this contract is being resold to one of the new standard-offer service providers, with estimated revenues to be realized of approximately $40 million. The difference between the cost of the power and the resale revenues are being recovered in the Company's stranded cost rates starting March 1, 2002. As a result of the Company no longer being the standard-offer provider effective in March 2002, and the previously discussed power contract obligation, there is an impact on the comparability of revenues and expenses for the 2002 periods presented in this filing in relation to 2001.

REVENUES

With the implementation of competition in the electric utility industry starting March 1, 2000, and excluding the standard-offer service through February 2002, the Company no longer sells electricity to its customers. The Company's transmission and distribution (T&D) and stranded cost charges to customers, though, continue to be based on customers' electricity usage measured in kilowatt-hours (kWh). Consequently, discussion related to electric operating revenues will continue to have a kWh sales, or hereafter referred to as energy sales, component.

Electric operating revenue decreased by $515,000 in the second quarter of 2002 as compared to the second quarter of 2001. The decrease was impacted by a 1.1% decrease in energy sales in the second quarter of 2002. This reduction was principally attributable to unfavorable weather conditions
and the weak economy.   Also, electric operating revenues were lower in the
second quarter of 2002 as a result of a $2.6 million reduction in certain stranded cost related revenue deferrals. The reduction was primarily related to the stranded cost rate change on March 1, 2002. Offsetting these items to some extent in the second quarter of 2002 was the positive impact of the implementation of the previously discussed stranded cost rate increase on March 1, 2002.

Off-system sales, which are sales related to power pool and inter-connection agreements and resales of purchased power, were approximately $7.53 million greater in the second quarter of 2002 in relation to the comparable 2001 quarter. The increase is due principally to the previously discussed resale of power associated with the former standard-offer power supply contract.

The $22.2 million decrease in standard-offer service revenues in the second quarter of 2002 is due to the Company no longer being the standard-offer provider effective March 1, 2002. The standard offer revenues recorded in the second quarter of 2002 are a result of residual standard offer related adjustments.

EXPENSES

Fuel for generation and purchased power expense, excluding the cost of standard-offer service purchased power, increased $8.4 million in the second quarter of 2002 as compared to 2001. The largest item affecting the increased expense was approximately $8.8 million of costs in the second quarter of 2002 associated with the previously discussed former standard-offer power contract obligation. This increase was offset to some extent by a $796,000 reduction in ISO New England costs associated with transmission constraints in the second quarter of 2002.

Standard-offer purchased power expense decreased by approximately
$21.9 million in the second quarter of 2002 relative to the second quarter of 2001. The decrease was due to the Company no longer being the standard offer service provider on March 1, 2002. As discussed above, there were some small residual standard offer related purchased power adjustments in the second quarter of 2002.

Other O&M expense decreased by approximately $2.4 million in the second quarter of 2002 in comparison to the second quarter of 2001. Principally as a result of the workforce reductions in the second quarter of 2002, O&M payroll expense was approximately $606,000 lower relative to the 2001 quarter. Also reducing other O&M expense by approximately $322,000 in the 2002 quarter was the timing of expense recognition associated with State of Maine regulatory assessments. Also, as discussed previously, there were several items that increased other O&M expense in the second quarter of 2001, including the $318,000 environmental remediation reserve, the $200,000 bad debt reserve increase, and $262,000 in RTO related costs.

Regulatory amortizations represent current amortizations allowed in the Company's distribution and stranded cost rates as allowed by the MPUC in prior rate orders. These include the amortization of purchased power contract buyouts/restructurings, Seabrook investment, deferred asset sale gain, and other regulatory amortizations. Effective March 1, 2002, in connection with the implementation of new stranded cost electric rates, the Company began amortizing stranded cost related regulatory assets and liabilities that had been previously deferred on the Company's balance sheet.
 Also, certain existing stranded cost related amortizations were modified effective March 1, 2002 in connection with the stranded cost rate change.
The following summarizes the components of the regulatory amortizations for the second quarter of 2002 as compared to the second quarter of 2001 (in 000's):
					2002            2001
Contract buyouts and restructurings     $4,954          $5,639
Seabrook investment                        425             425
Deferred asset sale gain                (1,056)         (2,155)
Other stranded cost related
  regulatory assets and liabilities     (1,495)             96
Distribution related regulatory
  assets and liabilities                   290             290
Employee transition costs                   65               -
				       --------        --------
Total Regulatory Amortizations          $3,183          $4,295
				      =========        ========

The increase in total federal and state income taxes was principally a function of greater earnings in the second quarter of 2002 as compared to the 2001 quarter, as well as the impact of the additional income tax expense in the 2001 quarter associated with the disallowed investment tax credits. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.

OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENS

Other income, net of income taxes increased by approximately $291,000 in the second quarter of 2002 principally as a result of the previously discussed $384,000 expense reversal related to a contractual arrangement
associated with a retiring officer of the Company.   Also, in the second
quarter of 2001, the Company incurred approximately $114,000 in costs associated with the Company's merger with Emera, Inc.

Long-term debt interest expense decreased $222,000 in the second quarter of 2002 relative to 2001 due primarily to a $15.1 million principal payment on the Company's Finance Authority of Maine (FAME) Revenue Notes at the end of June 2001 and the impact of monthly principal payments on the $24.8 million medium term notes. These decreases were offset to some extent by additional interest expense in the second quarter of 2002 resulting from the issuance of a $13.7 million note in October 2001 with the Municipal Review Committee (MRC) in connection with the exercise of common stock warrants.

Other interest expense decreased $100,000 in the 2002 quarter due principally to interest in the 2001 quarter associated with Internal Revenue Service audit adjustments relating to prior year's income tax returns, as well as fees paid in June 2001 in connection with an extension of the Company's revolving credit facility. Also in the second quarter of 2002 there was a reduction in the amortization of debt issuance costs caused by the end of the amortization period of certain deferred debt issuance costs. These decreases were offset to some extent by higher interest expense in the 2002 quarter as a result of increased borrowings under the Company's revolving credit facility. The increased borrowings were necessitated to some extent by the debt service payment ($16.1 million in principal plus interest) on the FAME Revenue Notes at the end of June 2002.

SIX MONTHS OF 2002 AS COMPARED TO THE SIX MONTHS OF 2001
EARNINGS

	For the six months ended June 30, 2002 and 2001 basic earnings per common share were $.63 and $.58, respectively. The increased earnings in the 2002 period were due to several factors, including most of the reasons mentioned above for the second quarters of 2002 and 2001. RTO related costs charged to expense were approximately $368,000 in the 2001 period, while 2002 costs are being deferred for future recovery ($.03 improvement in earnings per common share in 2002), and ISO/New England costs associated with transmission constraints were approximately $555,000 higher in the 2001 period as compared to 2002 ($.04 improvement in earnings per common share in 2002). These earnings improvements were offset somewhat as a result of significant power outages caused by a major snow storm in January 2002. Incremental service restoration expenses were approximately $501,000 higher in the 2002 period relative to 2001 ($.04 reduction in earnings per common share in 2002). Also expense associated with pension and other postretirement benefits were approximately $707,000 greater ($.06 reduction in earnings per common share) in 2002 as compared to 2001. Finally earnings have been negatively affected in the 2002 period due to decreased revenues as a result of lower energy sales. The reduced sales are due principally to unfavorable weather conditions in much of the 2002 period as compared to 2001 and the weak economy.

REVENUES

Electric operating revenue decreased by $910,000 in the first six months of 2002 in comparison to the 2001 period. The decrease was due to several factors. Negatively affecting electric operating revenue in the first six months of 2002 was the impact of a .5% decrease in energy sales, resulting principally from the reasons previously discussed for the comparable second quarters of 2002 and 2001. Electric operating revenues were lower in 2002 as a result of a $2.8 million reduction in certain stranded cost related revenue deferrals. Also, other revenues associated with charging electric generators for wheeling power over the Company's transmission lines and out of its service territory were approximately $769,000 lower in first six months of 2002 compared to the 2001 period. The decrease is due to the fact that the new standard offer service provider is purchasing power from the Company to resell to standard offer customers in the Company's service territory that, prior to March 1, 2002, was wheeled outside of the service territory.

Also as discussed previously, electric operating revenues were positively affected by the stranded cost rate increase on March 1, 2002.
Also positively impacting electric operating revenues in the 2002 period was the effect of a special rate contract with a large industrial customer. Effective July 1, 2001, and running through March 31, 2002, the Company had a special rate contract with a large industrial customer to provide fully bundled electric service (both T&D and energy) to this customer. Formerly, the Company was only providing T&D service to this customer. The Company entered into a power purchase contract to procure the power necessary to serve this customer under this contact. Principally as a result of the new contract, the Company recognized approximately $1.4 million in greater electric operating revenues associated with this customer in the 2002 period as compared to the 2001 period.

Off-system sales were approximately $9.6 million greater in the 2002 period in relation to the 2001 period. The increase is due principally to the previously discussed resale of power associated with the former standard-offer power supply contract.

For the reason previously discussed, standard-offer service revenues decreased approximately $32 million in the first six months of 2002 as compared to the first six months of 2001.

EXPENSES

Fuel for generation and purchased power expense, excluding the cost of standard-offer service purchased power, increased $11.9 million in the 2002 period as compared to 2001. The largest item affecting the increased expense was approximately $11.5 million of costs in 2002 associated with the previously discussed former standard-offer power contract obligation.

Consistent with the previously discussed reasons associated with the quarters ending June 30, 2002 and 2001, standard-offer purchased power expense for the first six months of 2002 relative to the first six months of 2001 decreased by approximately $31.6 million.

Other O&M expense decreased by approximately $943,000 in the first six months of 2002 in comparison to the first six months of 2001. As previously discussed, there were several items that increased other O&M expense in the 2001 relative to 2002, including the $318,000 environmental remediation reserve, the $200,000 bad debt reserve increase, and $368,000 in RTO related costs. The Company also incurred approximately $155,000 less in non-labor expense in 2002 associated with regulatory and legal activities, due to the end of the Company's term as the standard offer service provider and fewer regulatory related activities at the MPUC. Also, as a result of cost reduction efforts in 2002, other O&M non-labor expenses were generally lower as compared to 2001. Offsetting these decreases to some extent was a $707,000 increase in pension and other postretirement benefits expense in 2002. The increased expense is principally attributable to decreases in the discount rate used to actuarially compute the expense as well as reduced returns on plan assets as a result of poor stock market performance.

The following summarizes the components of the regulatory amortizations for the first six months of 2002 as compared to the first six months of 2001 (in 000's):


					 2002         2001
					 ----         ----
Contract buyouts and restructurings     $10,365      $11,278
Seabrook investment                         850          850
Deferred asset sale gain                 (3,099)      (3,859)
Other stranded cost related
  regulatory assets and liabilities      (1,929)         193
Distribution related regulatory
  assets and liabilities                     580         580
Employee transition costs                     65           -
					--------      -------
Total Regulatory Amortizations           $ 6,832      $ 9,042
					========      =======

The decrease in total federal and state income taxes was principally a function of the impact of the previously discussed disallowed investment tax credits in 2002, as well as the impact of certain book/tax temporary differences which are flowed-through for ratemaking purposes.

OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENSE

Allowance for funds used during construction, which includes carrying costs on certain regulatory assets and liabilities, decreased by $135,000 in first six months of 2002 relative to the 2001 period. The decrease was primarily a result of the implementation of new stranded cost rates on March 1, 2002, whereby the rate recovery of various regulatory assets began and the accrual of carrying costs ended.

The decreases in long-term and other interest expense in the 2002 period in comparison to 2001 were principally attributable to the reasons previously discussed for the quarters ending June 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events in the first six months of 2002 and 2001 as they affect the Company's liquidity. Net increase in cash from operating activities was $11.6 million in the 2002
period as compared to $10.8 million in 2001.   The single largest item
affecting the comparability of operating cash flows in the two periods was approximately $8.8 million in payments in 2001 in connection with the exercise of the Company's common stock warrants. Operating cash flows are also impacted in each period by the standard-offer service. In 2002, the Company's standard-offer service costs exceeded revenues by approximately $2.6 million, while in 2001, revenues exceeded associated costs by approximately $3.5 million. Changes in accounts receivable and accounts payable in the statement of cash flows are also greatly impacted by the standard-offer related revenues and purchased power obligations. Decreasing cash flows from operations in 2002 was a $3.5 million increase in income tax
payments in 2002 relative to 2001.   Also negatively impacting operating cash
flows in 2002 was $2.7 million in payments associated with benefits provided to terminated employees in connection with the previously discussed cost reduction efforts.

Construction expenditures were approximately $1.3 lower in the 2002 period as compared to 2001 due to reductions in the Company's capital spending in 2002.

In the 2002 period, the Company made a $3.5 million common dividend payment to its parent company, Emera, Inc., while in 2001, which preceded the Emera acquisition, common dividends of $.20 per share were paid to shareholders in each of the first two quarters.

The increase in payments on long-term debt is due principally to higher monthly principal payments on the $24.8 million medium term notes in the 2002 period as compared to 2001, and at the end of June 2002 the Company made a $16.1 million principal payment on the FAME revenue notes, as compared to a $15.1 million principal payment at the end of June 2001. Also, the Company made approximately $660,000 of principal payments in 2002 on the $13.7 million MRC note.

	The Company had maintained full borrowing capacity under its revolving credit facility from the second quarter of 1999 through June 2001, but it became necessary to renew borrowings under the revolving line in June 2001 to fund the $15.1 million FAME debt payment. The Company's utilization of the line of credit was also impacted by the merger related costs and the cash payments to common stock warrant holders in 2001. The Company also utilized this line of credit to provide the funds necessary to make the $16.1 million FAME debt payment in June 2002. The Company's borrowings under this arrangement amounted to $26 million at June 30, 2002 as compared to $6 million at June 30, 2001. On June 29, 2001, the Company extended the revolving credit agreement until October 1 and then until March 31, 2002, and the agreement has since been further extended until June 30, 2003 with some modifications. The facility was increased to $60 million to accommodate debt retirements that will occur in 2002 (including the FAME payment in June 2002) and act as a bridge financing until permanent financing is put in place. The terms are similar to the prior amendment, with the major differences being the addition of another pricing level to recognize the Company's improved credit and modifications to some of the financial covenants. Also, the Company extended until June 1, 2003 the promissory note that was entered into in 2001. This note allows the Company to borrow up to an additional $10 million. This unsecured facility is used by the Company to manage working capital needs, and the interest rate setting mechanism and other major terms of the note are similar to terms in the revolving credit agreement.

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

	The Company has recorded a liability, based on currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for this waste disposal site. Additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, and possible effects of future legislation or regulation and the possible effects of technological changes. At June 30, 2002, the liability recorded by the Company for its estimated environmental remediation costs amounted to approximately $421,000. The Company's actual future environmental remediation costs may change as additional factors become known.

	The Company estimates that during 2002 it will incur approximately $171,000 in operations expense to comply with environmental standards for
air, water and hazardous materials.   This amount may change based on facts
and circumstances that occur in 2002.

DISCLOSURES ABOUT MARKET RISK

	The Company's major financial market risk exposure is changing interest rates. Changes in interest rates will affect interest paid on variable rate debt and the fair value of fixed rate debt. The Company manages interest rate risk through a combination of both fixed and variable rate debt instruments and an interest rate swap, which is associated with the Company's medium term notes (See Note 13 to the 2001 Form 10-K). As of June 30, 2002, the Company had $1.5 million of medium term notes outstanding which bear floating, LIBOR-based rates (1.84% LIBO rate at June 30, 2002). The interest rate swap fixes the interest rate on the medium term notes at 5.72% for the full notional amount of the debt. See Note 5 to the 2001 Form 10-K for a discussion of these medium term notes.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued
Statement No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the implementation of this Statement will materially impact the Company's financial position, earnings or cash flows, principally as a result of the regulatory accounting utilized by the Company.


		 BANGOR HYDRO-ELECTRIC COMPANY
		  CONSOLIDATED BALANCE SHEETS
			000's Omitted
			 (Unaudited)



							 June 30,    Dec. 31,
Assets                                                     2002        2001
						       ----------- -----------
Investment In Utility Plant:
    Electric plant in service, at original cost        $   329,477 $   328,560
    Less - Accumulated depreciation and amortization        94,633      93,985
						       ----------- ------------
						       $   234,844 $   234,575
    Construction work in progress                            7,175       7,308
						       ----------- -----------
						       $   242,019 $   241,883
Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company               $     4,425 $     4,422
       Maine Electric Power Company, Inc.                      975         853
						       ----------- -----------
						       $   247,419 $   247,158
						       ----------- -----------
Other Investments, at cost                             $     3,492 $     3,498
						       ----------- -----------
Funds held by trustee, at cost                         $    22,694 $    22,695
						       ----------- -----------
Current Assets:
    Cash and cash equivalents                          $       782 $       885
    Accounts receivable, net of reserve
       of $844 for 2002 and $761 for 2001                   22,850      19,269
    Unbilled revenue receivable                              5,861      15,380
    Inventories, at average cost:
       Material and supplies                                 2,500       2,532
       Fuel oil                                                 47          53
    Prepaid expenses                                           228         671
						       ----------- -----------
       Total current assets                            $    32,268 $    38,790
						       ----------- -----------
Regulatory Assets and Deferred Charges:
    Goodwill-EMERA Acquisition                         $    82,537 $    82,537
    Investment in Seabrook nuclear project                  22,722      23,572
    Costs to terminate/restructure purchased
      power contracts                                       82,335      92,057
      Maine Yankee decommissioning costs                    30,045      37,307
    Above-market purchased power contract obligations       68,113      73,954
    Other regulatory assets                                 59,653      52,657
    Other deferred charges                                   5,003       4,020
						       ----------- -----------
       Total regulatory assets and deferred charges    $   350,408 $   366,104
						       ----------- -----------
	  Total Assets                                 $   656,281 $   678,245
						       =========== ===========
See notes to the consolidated financial statements.


		     BANGOR HYDRO-ELECTRIC COMPANY
		      CONSOLIDATED BALANCE SHEETS
			    000's Omitted
			     (Unaudited)


							June 30,    Dec. 31,
							  2002        2001
Stockholders' Investment and Liabilities               ----------- -----------


Capitalization:
    Common stock investment                            $   206,757 $   205,557
    Preferred stock                                          4,734       4,734
    Long-term debt, net of current portion                 114,216     131,968
						       ----------- -----------
	 Total capitalization                          $   325,707 $   342,259
						       ----------- -----------
Current Liabilities:
    Notes payable - banks                              $    26,000 $     8,000
						       ----------- -----------
    Other current liabilities -
      Current portion of long-term debt                $    40,261 $    43,246
      Accounts payable                                      23,429      22,492
      Dividends payable                                         66          66
      Accrued interest                                       2,629       2,663
      Customers' deposits                                      598         573
      Current income taxes (refundable) payable             (3,815)      1,917
						       ----------- -----------
	 Total other current liabilities               $    63,168 $    70,957
						       ----------- -----------
	 Total current liabilities                     $    89,168 $    78,957
						       ----------- -----------

Regulatory and Other Long-term Liabilities:
    Deferred income taxes - Seabrook                   $    11,781 $    12,224
    Other accumulated deferred income taxes                 47,998      47,405
    Maine Yankee decommissioning liability                  30,045      37,307
    Deferred gain on asset sale                             11,471      14,574
    Above-market purchased power contract obligations       68,113      73,954
    Other regulatory liabilities                            15,060      18,962
    Unamortized investment tax credits                       1,249       1,312
    Accrued pension and postretirement benefit costs        43,600      39,655
    Other long-term liabilities                             12,089      11,636
						       ----------- -----------
    Total regulatory and other long-term liabilities   $   241,406 $   257,029
						       ----------- -----------
      Total Stockholders' Investment and Liabilities   $   656,281 $   678,245
						       =========== ===========

See notes to the consolidated financial statements.


		BANGOR HYDRO-ELECTRIC COMPANY
	  CONSOLIDATED STATEMENTS OF CAPITALIZATION
			000's Omitted
			 (Unaudited)


							 June 30,   Dec. 31,
							 2002       2001
							 ---------- ----------
Common Stock Investment
   Common stock, no par value, stated value $5 per share $   36,817 $   36,817
	-Authorized--10,000,000 shares
	-Outstanding--7,363,424 shares
     Amounts paid in excess of par value                    165,352    165,352
     Accumulated other comprehensive loss                        (7)       (47)
     Retained earnings                                        4,595      3,435
							 ---------- ----------
	  Total common stock investment                  $  206,757 $  205,557
							 ---------- ----------
Preferred Stock
     Non-participating, cumulative, par value $100 per share,
	authorized 600,000 shares, not redeemable or
	redeemable solely at the option of the issuer-
	   7%, Noncallable, 25,000 shares
	      authorized and outstanding                 $    2,500 $    2,500
	   4.25%, Callable at $100, 4,840 shares
	      authorized and outstanding                        484        484
	   4%, Series A, Callable at $110, 17,500 shares
	      authorized and outstanding                      1,750      1,750
							 ---------- ----------
							 $    4,734 $    4,734
							 ---------- ----------
Long-Term Debt
     First Mortgage Bonds-
	  10.25%  Series due 2020                        $   30,000 $   30,000
	   8.98%  Series due 2022                            20,000     20,000
	   7.38%  Series due 2002                            20,000     20,000
	   7.30%  Series due 2003                            15,000     15,000
							 ---------- ----------
							 $   85,000 $   85,000
							 ---------- ----------
     Other Long-Term Debt-
	 Finance Authority of Maine - Taxable Electric Rate
	    Stabilization Revenue Notes,
	    7.03% Series 1995A, due 2005                 $   55,400 $   71,500
	 Medium Term Notes, Variable interest rate-
	    LIBO rate plus 1.125%, due 2002                   1,485      5,460
	 Municipal Review Committee Note, 5%, due 2008       12,574     13,235
	 Other Miscellaneous Notes Payable, 3.90%, due 2006      18         19
							 ---------- ----------
							 $   69,477 $   90,214
	      Less:  Current portion of long-term debt       40,261     43,246
							 ---------- ----------
							 $   29,216 $   46,968
							 ---------- ----------
	      Total Long-Term Debt                       $  114,216 $  131,968
							 ---------- ----------
		   Total Capitalization                  $  325,707 $  342,259
							 ========== ==========

See notes to the consolidated financial statements.


	      BANGOR HYDRO-ELECTRIC COMPANY
	  CONSOLIDATED STATEMENTS OF CASH FLOWS
		      000's Omitted
		       (Unaudited)


							 Six Months Ended
							 June 30,   June 30,
							 2002       2001
							 ---------------------
Cash Flows From Operating Activities:
  Net income                                             $    4,793 $    4,383
    Adjustments to reconcile net income to net cash
       from operating activities:
	   Depreciation and amortization                      5,310      5,423
	   Amortization of Seabrook nuclear project             850        850
	   Amortization of contract buyouts
	      and restructuring                              10,365     11,278
	   Amortization of deferred asset sale gain          (3,099)    (3,859)
	   Other amortizations                                  289        819
	   Allowance for equity funds used
	      during construction                              (245)      (319)
	   Deferred income tax provision and amortization
	      of investment tax credits                        (121)    (3,989)
    Changes in assets and liabilities:
	   Costs to restructure purchased power contract       (500)      (500)
	   Deferred standard-offer service costs             (2,563)     3,503
	   Deferred special rate contract revenues             (418)    (1,726)
	   Employee transition costs                         (2,703)       -
	   Exercise of PERC warrants-cash paid in lieu
	     of issuing shares                                  -       (8,845)
	   Accounts receivable, net and unbilled revenue      5,938      2,355
	   Accounts payable                                  (1,445)      (876)
	   Accrued interest                                     (34)       (20)
	   Current income taxes                              (5,731)     1,489
	   Accrued pension and postretirement benefit costs   2,340      1,398
	   Other current assets and liabilities, net            506        413
	   Other, net                                        (1,892)      (979)
							 ---------------------
Net Increase in Cash From Operating Activities:          $   11,640 $   10,798
							 ---------------------
Cash Flows From Investing Activities:
     Construction expenditures                           $   (5,140)$   (6,423)
     Allowance for borrowed funds used during construction     (233)      (294)
							 ---------------------
Net Decrease in Cash From Investing Activities           $   (5,373)$   (6,717)
							 ---------------------
Cash Flows From Financing Activities:
     Dividends on preferred stock                        $     (133)$     (133)
     Dividends on common stock                               (3,500)    (2,945)
     Payments on long-term debt                             (20,737)   (18,115)
     Short-term debt, net                                    18,000      6,000
							 ---------------------
Net Decrease in Cash From Financing Activities           $   (6,370)$  (15,193)
							 ---------------------
Net Decrease in Cash and Cash Equivalents                $     (103)$  (11,112)
Cash and Cash Equivalents at Beginning of Period                885     12,463
							 ---------------------
Cash and Cash Equivalents at End of Period               $      782 $    1,351
							 =====================
Cash Paid During the Period for:
     Interest (Net of Amount Capitalized)                $    6,476 $    6,762
     Income Taxes                                             9,349      5,866
							 =====================

See notes to the consolidated financial statements.


			    BANGOR HYDRO-ELECTRIC COMPANY
		CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT
				    000's Omitted
				     (Unaudited)

									       Accum.
						       Amounts                  Other       Total
						       Paid in                 Compre-     Common
					   Common     Excess of   Retained    hensive       Stock
					    Stock     Par Value   Earnings      Loss      Investment
					----------- ----------------------------------- -----------
Balance December 31, 2000               $    36,817 $    58,643 $    41,960 $         - $   137,420
Net income                                        -           -       4,383           -       4,383
Other comprehensive loss
  net of taxes:
     Unrealized loss on interest
       rate swap                                  -           -           -         (62)        (62)
											-----------
	 Total comprehensive income                                                           4,321
											-----------
Cash dividends declared on-
  Preferred stock                                 -           -        (133)          -        (133)
  Common stock                                    -           -      (2,945)          -      (2,945)
Exercise of warrants-cash paid
  in lieu of issuing shares                       -      (3,843)          -           -      (3,843)
					----------- ----------- ----------- ----------- -----------
Balance June 30, 2001                   $    36,817 $    54,800 $    43,265 $     (62)  $   134,820
					=========== =========== =========== =========== ===========
Balance December 31, 2001               $    36,817 $   165,352 $     3,435 $       (47)$   205,557
Net income                                        -           -       4,793           -       4,793
Other comprehensive loss
  net of taxes:
     Unrealized gain on interest
       rate swap                                  -           -           -          40          40
											-----------
	 Total comprehensive income                                                           4,833
											-----------
Cash dividends declared on-
  Preferred stock                                 -           -        (133)          -        (133)
  Common stock                                    -           -      (3,500)          -      (3,500)
					----------- ----------- ----------- ----------- -----------
Balance June 30, 2002                   $    36,817 $   165,352 $     4,595 $        (7)$   206,757
					=========== =========== =========== =========== ===========

See notes to the consolidated financial statements.


		 BANGOR HYDRO-ELECTRIC COMPANY
	 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
			JUNE 30, 2002
			-------------
			 (Unaudited)


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

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the periods ended June 30, 2002 and 2001.

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

(2)  INCOME TAXES:

The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the federal income tax provision:

					 Six Months Ended June 30,
					 ------------------------
					    2002           2001
					    ----           ----
					Amount    %     Amount   %
					------   --     ------  --
					   (Dollars in Thousands)
Federal income tax provision
   at statutory rate                    $2,691  35.0   $2,737   35.0
(Less)Plus permanent reductions
   in tax expense resulting
   from statutory exclusions
   from taxable income                     (50)  (.6)     103    1.3
					------  ----   ------   ----
Federal income tax provision before
	   effect of temporary differences
   and investment tax credits           $2,641  34.4   $2,840   36.3
Less temporary differences that
   are flowed through for rate-
   making and accounting purposes         (242) (3.2)    (219)  (2.8)
Less utilization and amortization
   of investment tax credits               (63)  (.8)     (70)   (.9)
					------  ----   ------   ----
Federal income tax provision            $2,336  30.4   $2,551   32.6
					======  ====   ======   ====

(3)  INVESTMENT IN JOINTLY OWNED FACILITIES:

Condensed financial information for Maine Yankee Atomic Power
Company (Maine Yankee)and Maine Electric Power Company, Inc. (MEPCO) is as follows:


				   MAINE YANKEE         MEPCO
				   ------------         -----
			       (Dollars in Thousands - Unaudited)
				  Operations for Six Months Ended
			       --------------------------------------
			     June 30,  June 30,   June 30,  June 30,
				 2002      2001       2002      2001
OPERATIONS:                    --------  --------   --------  --------
  As reported by investee-
   Operating revenues          $ 30,008  $ 31,877   $  2,254  $  2,682
			       ========  ========   ========  ========
  Earnings applicable to
    common stock               $  1,992  $  2,253   $    729  $    978
			       ========  ========   ========  ========
 Company's reported equity-
   Equity in net income        $    139  $    158   $    104  $    139
    Add(Deduct)-Effect of
    adjusting Company's
    estimate to actual                4        12         24        45
			       --------  --------   --------  --------
  Amounts reported by Company  $    143  $    166   $    128  $    184
			       ========  ========   ========  ========

				  MAINE YANKEE            MEPCO
				  ------------            -----
			     (Dollars in Thousands - Unaudited)
				     Financial Position at
			  ----------------------------------------
			 June 30,   Dec. 31,   June 30,  Dec. 31,
			       2002       2001       2002      2001
FINANCIAL POSITION:         ---------  ---------  ---------  --------
As reported by investee-
  Total assets             $  695,202 $  802,118  $  7,574  $  6,870
  Less-
   Long-term debt              26,400     31,200         -         -
   Other liabilities and
     deferred credits         605,532    707,643       793       770
			   ---------- ----------  --------  --------
  Net assets               $   63,270 $   63,275  $  6,781  $  6,100
			   ========== ==========  ========  ========
Company's reported equity-
  Equity in net assets     $    4,429 $    4,429  $    963  $    866
  Add (deduct) effect of
    adjusting Company's
    estimate to actual             (4)        (7)       12       (13)
			   ---------- ----------  --------  --------
Amounts reported by Co.    $    4,425 $    4,422  $    975  $    853
			   ========== ==========  ========  ========




(4)  EARNINGS PER SHARE:

     The following table reconciles basic and diluted earnings per common share assuming all outstanding stock warrants were converted to common shares, for the 2001 periods only.

		       (Amounts in 000's, except per share data)

			For the Three Months  For the Six Months
			      Ended                  Ended
			--------------------  ------------------
			 June 30,   June 30,  June 30,  June 30,
			   2002       2001      2002      2001
			 --------   --------  -------- ---------
Earnings (loss)
  applicable to
  common stock           $ 1,698   $   (268) $  4,660  $  4,250
			 --------   --------  --------  --------
Average common
  shares outstanding       7,363      7,363     7,363     7,363
Plus: incremental
  shares from assumed
  conversion                   -        750         -       836
			 -------   --------  --------   -------
Average common shares
  outstanding plus
  assumed warrants
  converted                7,363      8,114     7,363     8,199
			 -------   --------  --------   -------
Basic earnings(loss)
  per common share       $   .23    $  (.04)  $   .63   $   .58
			 =======    =======   =======   =======
Diluted earnings (loss)
  per common share       $   .23    $  (.03)  $   .63   $   .52
			 =======    =======   =======   =======


(5)     ALTERNATIVE RATE PLAN AND REORGANIZATION:

As reported in the 2001 Form 10-K, on February 14, 2002, the
Company presented to the Maine Public Utilities Commission (MPUC) a proposed resolution of the ongoing Alternative Rate Plan (ARP) proceeding that called for a multi-year freeze in the distribution portion of the Company's rates. The ARP proceeding, as well as proposed proceedings to implement a general increase in the Company's distribution rates and to initiate a management investigation of the Company, were suspended to provide the Company and interested parties additional time to negotiate a potential settlement of these interrelated proceedings. On April 25, 2002, the Company and other parties to the proceeding executed a stipulation to present to the MPUC a single comprehensive ARP applying to the Company's MPUC jurisdictional distribution revenue requirement and rates. On June 6, 2002, the MPUC approved the ARP and also dismissed the pending management investigation of the Company.

The terms of the ARP include a rate plan to be in effect through December 31, 2007, with the Company's core distribution rates being adjusted downward on July 1 of each year from 2003 to 2007, at annual
rates ranging from 2% to 2 3/4%.    The Company is also allowed rate
adjustments associated with certain specified categories of costs. The ARP also includes a mechanism whereby distribution returns on common equity outside of a certain range will be shared evenly between the Company and ratepayers. The Company is also required to meet certain customer service quality standards during the term of the ARP, and rate reduction penalties will result from not meeting the various performance measures as set forth in the stipulation. Finally, the ARP provides the Company with an accounting order allowing for the deferral of employee transition costs during 2002 and 2003 in connection with reductions in cost of operations and maintenance, which are discussed below. These deferred costs are being amortized over a ten year period, starting in June 2002.

Successful implementation of the ARP necessitated a significant decrease in the Company's operating costs. The restructuring, which encompasses all aspects of the Company, is expected to reduce operating costs by approximately 20%. The Company will also begin to transfer a portion of its fixed costs to variable costs, and improve processes to enhance long-term performance. As part of the restructuring, employment levels have been adjusted downward in the second quarter of 2002 by 112 employees through early retirement and severance packages. The total employee transition costs incurred in the second quarter of 2002 were approximately $7.8 million and recorded as a component of Other Regulatory Assets on the consolidated balance sheets. Also, the Company recorded one month's of amortization expense, amounting to approximately $65,000, associated with this regulatory asset in the second quarter of 2002.

(6)     NEW ACCOUNTING PRONOUNCEMENT:

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001. Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". Goodwill will no longer be amortized, but it will be reviewed at least annually for impairment. Statement 142 specifies that at the time of adoption an impairment review should be performed. If an impairment of the existing goodwill is determined, any charge would be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment charges would be presented within operating results. In 2001, the Company adopted the non-amortization provision for goodwill associated with its acquisition by Emera, Inc (Emera). The Company adopted the remaining provisions of Statement 142 effective January 1, 2002. As a result of its initial goodwill impairment test, the Company has determined that no goodwill impairment exists.

	There is no pro forma effect of Statement 142, assuming the Company had adopted this standard as of January 1, 2001, since the goodwill associated with the Emera acquisition has not been amortized.

(7)     RECLASSIFICATIONS:

       Certain 2001 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended June 30, 2002.



		 BANGOR HYDRO-ELECTRIC COMPANY




	   FORM 10-Q FOR PERIOD ENDING JUNE 30, 2002




			   PART II




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------
	The Company held its annual meeting of shareholders on April 24, 2002. The following matters were submitted to a vote.

PROPOSAL I
----------
Election of three Class I Directors for terms expiring in 2005. The following persons were elected to fill those positions pursuant to the corresponding tabulations of votes:

			 TOTAL VOTE FOR          TOTAL VOTE WITHHELD
			 --------------          -------------------
Robert S. Briggs            33,370                       3,083
Norman A. Ledwin            33,411                       3,042
Elizabeth A. MacDonald      33,382                       3,071

The terms of the following Directors, members of Class II and Class III, continued after the annual meeting:

	Jane J. Bush
	Christopher G. Huskilson
	Carroll R. Lee
	David McD. Mann
	Richard J. Smith
	Ronald E. Smith

PROPOSAL II
-----------
To amend the Articles of Incorporation of the Company to reduce the par value of the Company's common stock from $5.00 to $0.00.

	For:            30,756
	Against:         3,659
	Abstain:         2,038

PROPOSAL III
------------
To amend the Articles of Incorporation of the Company to use its unreserved and unrestricted capital surplus, as defined in the Maine Business Corporation Act, to make capital distributions as permitted by Section 517 of the Maine Business Corporation Act or to repurchase its own common or preferred shares as permitted by Section 518 of the Maine Business Corporation Act, and to authorize the Company's Board of Directors to direct such a capital distribution or such a repurchase of common or preferred shares from time-to-time, to the extent such a distribution or repurchase is not contrary to any other provision of these Articles, on such terms as they deem reasonable and in the best interests of the Company.

	For:                            16,046
	Against:                         3,428
	Abstain:                         1,226
	Broker Non-Votes:               15,753


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------
	Exhibits: None.
	--------

	Reports on Form 8-K: None.
	-------------------



		    BANGOR HYDRO-ELECTRIC COMPANY

	    FORM 10-Q FOR PERIOD ENDED JUNE 30, 2002




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




				    BANGOR HYDRO-ELECTRIC COMPANY
				    -----------------------------
					     (Registrant)



					 /s/ David R. Black

Dated:  August 8, 2002              ______________________________
					     David R. Black
				    Manager-Finance & Accounting
				     (Chief Accounting Officer)