Form 10-Q
period 2002-09-30
BANGOR HYDRO ELECTRIC CO
filed 2002-11-04
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
		     WASHINGTON, D.C.  20549

			  FORM 10-Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
	   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended SEPTEMBER 30, 2002    Commission File No. 1-10922
		      ------------------                        -------

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


			 Yes   X        No ____
			     -----


		       FORM 10-Q

	FOR THE QUARTER ENDED SEPTEMBER 30, 2002


							   PAGE
							   ----
Cover Page                                                   1

Index                                                        2

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

    Consolidated Statements of Income                        3

    Consolidated Balance Sheets - September 30, 2002
	And December 31, 2001                                4

    Consolidated Statements of Capitalization                6

    Consolidated Statements of Cash Flows                    7

    Consolidated Statements of Common Stock Investment       8

    Notes to the Consolidated Financial Statements           9

Item 2.  Management's Discussion and Analysis of Results
	   of Operations and Financial Condition            16

Item 3.  Quantitative and Qualitative Disclosures
	    About Market Risk                               34

Item 4.  Controls and Procedures                            35


PART II - OTHER INFORMATION
---------------------------
Item 5 - Other Information                                  36

Item 6 - Exhibits and Reports on Form 8-K                   36

Signature Page                                              37

Certifications                                              38


		       PART I. FINANCIAL INFORMATION
		       Item 1. Financial Statements

		       BANGOR HYDRO-ELECTRIC COMPANY
		     CONSOLIDATED STATEMENTS OF INCOME
	     000's Omitted Except Share and Per Share Amounts
				(Unaudited)
							 Three Months Ended            Nine Months Ended
						       Sept. 30,     Sept. 30,       Sept. 30,    Sept. 30,
							 2002          2001            2002         2001
						       -----------   ------------    -----------  ------------
Operating Revenues:
    Electric operating revenue                         $      28,891 $      28,053   $     83,874 $      83,946
    Off-system sales                                          12,107         4,989         31,435        14,718
    Standard offer service                                      (117)       22,528         12,502        67,113
							 -----------   ------------    -----------  ------------
						       $      40,881 $      55,570   $    127,811 $     165,777
							 -----------   ------------    -----------  ------------
Operating Expenses:
    Purchased power and fuel for generation            $      16,907 $       9,299   $     45,482 $      25,978
    Standard offer service purchased power                      (209)       22,220         11,914        65,894
    Other operation and maintenance                            7,194         8,103         25,445        27,297
    Depreciation and amortization                              2,645         2,404          7,955         7,827
    Regulatory amortizations                                   3,578         4,339         10,410        13,381
    Taxes -
       Local property and other                                1,193         1,173          3,730         3,773
       State and federal income                                2,565         1,933          5,016         4,732
							 -----------   ------------    -----------  ------------
						       $      33,873 $      49,471   $    109,952 $     148,882
							 -----------   ------------    -----------  ------------
Operating Income                                       $       7,008 $       6,099   $     17,859 $      16,895

Other Income:
    Allowance for equity funds used
       during construction                             $         126 $         146   $        371 $         465
    Other, net of applicable income taxes                        239           216            818           814
							 -----------   ------------    -----------  ------------
Income Before Interest Expense                         $       7,373 $       6,461   $     19,048 $      18,174
							 -----------   ------------    -----------  ------------
Interest Expense:
    Long-term debt                                     $       2,759 $       3,276   $      9,481 $      10,429
    Other                                                        429           252            822           723
    Allowance for borrowed funds used
       during construction                                      (116)         (129)          (349)         (423)
							 -----------   ------------    -----------  ------------
						       $       3,072 $       3,399   $      9,954 $      10,729
							 -----------   ------------    -----------  ------------
Net Income                                             $       4,301 $       3,062   $      9,094 $       7,445

Dividends On Preferred Stock                                      66            66            199           199
							 -----------   ------------    -----------  ------------
Earnings Applicable To Common Stock                    $       4,235 $       2,996   $      8,895 $       7,246
							 ===========   ============    ===========  ============
Weighted Average Number of Shares Outstanding                  7,363         7,363          7,363         7,363
							 ===========   ============    ===========  ============
Earnings Per Common Share:
     Basic                                             $         .58 $         .41   $       1.21 $         .98
     Diluted                                                     .58           .37           1.21           .89
							 ===========   ============    ===========  ============
Dividends Declared Per Common Share                    $         .54 $         .20   $       1.02 $         .60
							 ===========   ============    ===========  ============

See notes to the consolidated financial statements.





		       BANGOR HYDRO-ELECTRIC COMPANY
		       CONSOLIDATED BALANCE SHEETS
			      000's Omitted
			       (Unaudited)



						       Sept. 30,   Dec. 31,
Assets                                                     2002        2001
						       ----------- -----------
Investment In Utility Plant:
    Electric plant in service, at original cost        $   330,960 $   328,560
    Less - Accumulated depreciation and amortization        96,920      93,985
						       ----------- -----------
						       $   234,040 $   234,575
    Construction work in progress                            7,612       7,308
						       ----------- -----------
						       $   241,652 $   241,883
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company               $     4,284 $     4,422
       Maine Electric Power Company, Inc.                      963         853
						       ----------- -----------
						       $   246,899 $   247,158
						       ----------- -----------
Other Investments, at cost                             $     3,332 $     3,498
						       ----------- -----------
Funds held by trustee, at cost                         $    21,537 $    22,695
						       ----------- -----------
Current Assets:
    Cash and cash equivalents                          $       956 $       885
    Accounts receivable, net of reserve
       of $1,183 for 2002 and $761 for 2001                 19,395      19,269
    Unbilled revenue receivable                              6,459      15,380
    Inventories, at average cost:
       Material and supplies                                 2,504       2,532
       Fuel oil                                                 43          53
    Prepaid expenses                                           (23)        671
						       ----------- -----------
       Total current assets                            $    29,334 $    38,790
						       ----------- -----------
Regulatory Assets and Deferred Charges:
    Goodwill-EMERA Acquisition                         $    82,537 $    82,537
    Investment in Seabrook nuclear project                  22,297      23,572
    Costs to terminate/restructure purchased
      power contracts                                       77,630      92,057
    Maine Yankee decommissioning costs                      29,052      37,307
    Above-market purchased power contract obligations       66,696      73,954
    Other regulatory assets                                 58,066      52,657
    Other deferred charges                                   4,943       4,020
						       ----------- -----------
       Total regulatory assets and deferred charges    $   341,221 $   366,104
						       ----------- -----------
	  Total Assets                                 $   642,323 $   678,245
						       =========== ===========

See notes to the consolidated financial statements.





	     BANGOR HYDRO-ELECTRIC COMPANY
	      CONSOLIDATED BALANCE SHEETS
		     000's Omitted
		      (Unaudited)


						       Sept. 30,   Dec. 31,
							   2002        2001
Stockholders' Investment and Liabilities               ----------- -----------


Capitalization:
    Common stock investment                            $   206,999 $   205,557
    Preferred stock                                          4,734       4,734
    Long-term debt, net of current portion                  98,592     131,968
						       ----------- -----------
	 Total capitalization                          $   310,325 $   342,259
						       ----------- -----------
Current Liabilities:
    Notes payable - banks                              $    38,500 $     8,000
						       ----------- -----------
    Other current liabilities -
      Current portion of long-term debt                $    33,982 $    43,246
      Accounts payable                                      20,183      22,492
      Dividends payable                                         66          66
      Accrued interest                                       3,070       2,663
      Customers' deposits                                      565         573
      Current income taxes (refundable) payable               (883)      1,917
						       ----------- -----------
	 Total other current liabilities               $    56,983 $    70,957
						       ----------- -----------
	 Total current liabilities                     $    95,483 $    78,957
						       ----------- -----------

Regulatory and Other Long-term Liabilities:
    Deferred income taxes - Seabrook                   $    11,559 $    12,224
    Other accumulated deferred income taxes                 47,026      47,405
    Maine Yankee decommissioning liability                  29,052      37,307
    Deferred gain on asset sale                             10,680      14,574
    Above-market purchased power contract obligations       66,696      73,954
    Other regulatory liabilities                            14,737      18,962
    Unamortized investment tax credits                       1,217       1,312
    Accrued pension and postretirement benefit costs        43,694      39,655
    Other long-term liabilities                             11,854      11,636
						       ----------- -----------
     Total regulatory and other long-term liabilities  $   236,515 $   257,029
						       ----------- -----------
	Total Stockholders' Investment and Liabilities $   642,323 $   678,245
						       =========== ===========

See notes to the consolidated financial statements.





		      BANGOR HYDRO-ELECTRIC COMPANY
	   CONSOLIDATED STATEMENTS OF CAPITALIZATION
			  000's Omitted
			    (Unaudited)


						       Sept. 30,   Dec. 31,
							  2002        2001
						       ----------  ----------
Common Stock Investment
     Common stock, no par value, stated value
	$5 per share                                   $    36,817 $    36,817
	-Authorized--10,000,000 shares
	-Outstanding--7,363,424 shares
     Amounts paid in excess of par value                   165,352     165,352
     Accumulated other comprehensive loss                        -         (47)
     Retained earnings                                       4,830       3,435
						       ----------- -----------
	  Total common stock investment                $   206,999 $   205,557
						       ----------- -----------
Preferred Stock
     Non-participating, cumulative, par value
	$100 per share,
	authorized 600,000 shares, not redeemable or
	redeemable solely at the option of the issuer-
	   7%, Noncallable, 25,000 shares
	      authorized and outstanding               $     2,500 $     2,500
	   4.25%, Callable at $100, 4,840 shares
	      authorized and outstanding                       484         484
	   4%, Series A, Callable at $110, 17,500 shares
	      authorized and outstanding                     1,750       1,750
						       ----------- -----------
						       $     4,734 $     4,734
						       ----------- -----------
Long-Term Debt
     First Mortgage Bonds-
	  10.25%  Series due 2020                      $    30,000 $    30,000
	   8.98%  Series due 2022                           20,000      20,000
	   7.38%  Series due 2002                                -      20,000
	   7.30%  Series due 2003                           15,000      15,000
						       ----------- -----------
						       $    65,000 $    85,000
						       ----------- -----------
     Other Long-Term Debt-
	 Finance Authority of Maine - Taxable
	    Electric Rate
	    Stabilization Revenue Notes,
	    7.03% Series 1995A, due 2005               $    55,400 $    71,500
	 Medium Term Notes, Variable interest rate-
	    LIBO rate plus 1.125%, due 2002                      -       5,460
	 Municipal Review Committee Note, 5%, due 2008      12,158      13,235
	 Other Miscellaneous Notes Payable, 3.90%,
	    due 2003                                            16          19
						       ----------- -----------
						       $    67,574 $    90,214
	     Less:  Current portion of long-term debt       33,982      43,246
						       ----------- -----------
						       $    33,592 $    46,968
						       ----------- -----------
	      Total Long-Term Debt                     $    98,592 $   131,968
						       ----------- -----------
		   Total Capitalization                $   310,325 $   342,259
						       =========== ===========

See notes to the consolidated financial statements.


		  BANGOR HYDRO-ELECTRIC COMPANY
	      CONSOLIDATED STATEMENTS OF CASH FLOWS
			  000's Omitted
			   (Unaudited)


							  Nine Months Ended
							 Sept. 30,   Sept. 30,
							   2002        2001
						       ------------------------
Cash Flows From Operating Activities:
  Net income                                           $     9,094 $     7,445
    Adjustments to reconcile net income to net cash
       from operating activities:
	   Depreciation and amortization                     7,955       7,827
	   Amortization of Seabrook nuclear project          1,274       1,274
	   Amortization of contract buyouts and
	      restructuring                                 15,320      16,918
	   Amortization of deferred asset sale gain         (3,890)     (5,971)
	   Other amortizations                                 182       1,194
	   Allowance for equity funds used during
	      construction                                    (371)       (465)
	   Deferred income tax provision and amortization of
	       investment tax credits                         (339)     (5,676)
    Changes in assets and liabilities:
	   Costs to restructure purchased power contract      (750)       (750)
	   Deferred standard-offer service costs            (2,444)      4,580
	   Deferred special rate contract revenues            (249)     (2,276)
	   Employee transition costs                        (3,406)        -
	   Exercise of PERC warrants-cash paid in lieu
	     of issuing shares                                 -        (9,227)
	   Accounts receivable, net and unbilled revenue     8,794       1,299
	   Accounts payable                                 (3,987)     (2,773)
	   Accrued interest                                    406         837
	   Current income taxes                             (2,800)      3,356
	   Accrued pension and postretirement
	      benefit costs                                  2,817       2,183
	   Other current assets and liabilities, net           725         581
	   Other, net                                       (2,254)     (2,337)
						       ------------------------
Net Increase in Cash From Operating Activities:        $    26,077 $    18,019
						       ------------------------
Cash Flows From Investing Activities:
     Construction expenditures                         $    (7,318)$   (10,274)
     Allowance for borrowed funds used during
	construction                                          (349)       (423)
						       ------------------------
Net Decrease in Cash From Investing Activities         $    (7,667)$   (10,697)
						       ------------------------
Cash Flows From Financing Activities:
     Dividends on preferred stock                      $      (199)$      (199)
     Dividends on common stock                              (7,500)     (4,418)
     Payments on long-term debt                            (42,639)    (19,720)
     Capital reserve funs used in repayment on
       long-term debt                                        1,500         -
     Short-term debt, net                                   30,500       6,000
						       ------------------------
Net Decrease in Cash From Financing Activities         $   (18,338)$   (18,337)
						       ------------------------
Net Increase (Decrease) in Cash and Cash Equivalents   $        72 $   (11,015)
Cash and Cash Equivalents at Beginning of Period               884      12,463
						       ------------------------
Cash and Cash Equivalents at End of Period             $       956 $     1,448
						       ========================
Cash Paid During the Period for:
     Interest (Net of Amount Capitalized)              $     8,903 $     9,058
     Income Taxes                                            9,349       7,772
						       ========================

See notes to the consolidated financial statements.


		   BANGOR HYDRO-ELECTRIC COMPANY
	CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT
			      000's Omitted
			       (Unaudited)

										    Accum.
							    Amounts                  Other       Total
							    Paid in                 Compre-     Common
						Common     Excess of   Retained    hensive       Stock
						 Stock     Par Value   Earnings      Loss      Investment
					     ----------- ----------------------------------- -----------
Balance December 31, 2000                    $    36,817 $    58,643 $    41,960 $         - $   137,420
Net income                                             -           -       7,445           -       7,445
Other comprehensive loss
  net of taxes:
     Unrealized loss on interest
       rate swap                                       -           -           -         (69)        (69)
											     -----------
	 Total comprehensive income                                                                7,376
											     -----------
Cash dividends declared on-
  Preferred stock                                      -           -        (199)          -        (199)
  Common stock                                         -           -      (4,418)          -      (4,418)
Exercise of warrants-cash paid
  in lieu of issuing shares                            -      (4,025)          -           -      (4,025)
					     ----------- ----------- ----------- ----------- -----------
Balance September 30, 2001                   $    36,817 $    54,618 $    44,788 $     (69)  $   136,154
					     =========== =========== =========== =========== ===========
Balance December 31, 2001                    $    36,817 $   165,352 $     3,435 $       (47)$   205,557
Net income                                             -           -       9,094           -       9,094
Other comprehensive loss
  net of taxes:
     Unrealized gain on interest
       rate swap                                       -           -           -          47          47
											     -----------
	 Total comprehensive income                                                                9,141
											     -----------
Cash dividends declared on-
  Preferred stock                                      -           -        (199)          -        (199)
  Common stock                                         -           -      (7,500)          -      (7,500)
					     ----------- ----------- ----------- ----------- -----------
Balance September 30, 2002                   $    36,817 $   165,352 $     4,830 $       -   $   206,999
					     =========== =========== =========== =========== ===========

See notes to the consolidated financial statements.


	       BANGOR HYDRO-ELECTRIC COMPANY
     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
		   SEPTEMBER 30, 2002
		       (Unaudited)


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

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for the periods ended September 30, 2002 and 2001.

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

(2)  INCOME TAXES:

The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the federal income tax provision:

				       Nine Months Ended Sept. 30,
					   2002           2001
					Amount    %     Amount   %
					------    -     ------   -
					  (Dollars in Thousands)
Federal income tax provision
   at statutory rate                    $5,146  35.0   $4,541   35.0
(Less)Plus permanent reductions
   in tax expense resulting
   from statutory exclusions
   from taxable income                    (213) (1.4)     140    1.1
					------  ----   ------   ----
Federal income tax provision before
   effect of temporary differences
   and investment tax credits           $4,933  33.6   $4,681   36.1
Less temporary differences that
   are flowed through for rate-
   making and accounting purposes         (337) (2.4)    (378)  (2.9)
Less utilization and amortization
   of investment tax credits               (95)  (.6)    (105)   (.8)
					------  ----   ------   ----
Federal income tax provision            $4,501  30.6   $4,198   32.4
					======  ====   ======   ====

(3)  INVESTMENT IN JOINTLY OWNED FACILITIES:

Condensed financial information for Maine Yankee Atomic Power
Company (Maine Yankee)and Maine Electric Power Company, Inc. (MEPCO) is as follows:


				   MAINE YANKEE         MEPCO
				   ------------         -----
				(Dollars in Thousands - Unaudited)
				 Operations for Nine Months Ended
			       --------------------------------------
			       Sep. 30,  Sep. 30,   Sep. 30,  Sep. 30,
				 2002      2001       2002      2001
OPERATIONS:                    --------  --------   --------  --------
  As reported by investee-
   Operating revenues          $ 44,019  $ 47,419   $  3,241  $  3,606
			       ========  ========   ========  ========
  Earnings applicable to
    common stock               $  2,898  $  3,336   $    806  $  1,085
			       ========  ========   ========  ========
 Company's reported equity-
   Equity in net income        $    203  $    234   $    114  $    154
    Add-Effect of
    adjusting Company's
    estimate to actual               10         7          6        45
			       --------  --------   --------  --------
  Amounts reported by Company  $    213  $    241   $    120  $    199
			       ========  ========   ========  ========

				  MAINE YANKEE            MEPCO
				  ------------            -----
			     (Dollars in Thousands - Unaudited)
				     Financial Position at
			   ----------------------------------------
			    Sep. 30,   Dec. 31,   Sep. 30,  Dec. 31,
			       2002       2001       2002      2001
FINANCIAL POSITION:         ---------  ---------  ---------  --------
As reported by investee-
  Total assets             $  714,164 $  802,118  $  7,068  $  6,870
  Less-
   Long-term debt              24,000     31,200         -         -
   Other liabilities and
     deferred credits         628,990    707,643       234       770
			   ---------- ----------  --------  --------
  Net assets               $   61,174 $   63,275  $  6,834  $  6,100
			   ========== ==========  ========  ========
Company's reported equity-
  Equity in net assets     $    4,282 $    4,429  $    970  $    866
  Add (deduct) effect of
    adjusting Company's
    estimate to actual              2         (7)       (7)      (12)
			   ---------- ----------  --------  --------
Amounts reported by Co.    $    4,284 $    4,422  $    963  $    854
			   ========== ==========  ========  ========



(4)  EARNINGS PER SHARE:

      The following table reconciles basic and diluted earnings per common share assuming all outstanding stock warrants were converted to common shares, for the 2001 periods only.

		       (Amounts in 000's, except per share data)
			   For the Three         For the Nine
			    Months Ended         Months Ended
			--------------------  ------------------
			 Sep. 30,   Sep. 30,  Sep. 30,  Sep. 30,
			   2002       2001      2002      2001
			 --------   --------  -------- ---------
Earnings applicable
  to common stock        $ 4,235   $  2,996  $  8,895  $  7,246
			 --------   --------  --------  --------
Average common
  shares outstanding       7,363      7,363     7,363     7,363
Plus: incremental
  shares from assumed
  conversion                   -        704         -       792
			 -------   --------  --------   -------
Average common shares
  outstanding plus
  assumed warrants
  converted                7,363      8,067     7,363     8,155
			 -------   --------  --------   -------
Basic earnings
  per common share       $   .58    $   .41   $  1.21   $   .98
			 =======    =======   =======   =======
Diluted earnings
  per common share       $   .58    $   .37   $  1.21   $   .89
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

The terms of the ARP include a rate plan to be in effect through December 31, 2007, with the Company's core distribution rates being adjusted downward on July 1 of each year from 2003 to 2007, at annual
rates ranging from 2% to 2 3/4%.   The Company is also allowed rate
adjustments associated with certain specified categories of costs. The ARP also includes a mechanism whereby distribution returns on common equity outside of a certain range will be shared evenly between the Company and ratepayers. The Company is also required to meet certain customer service quality standards during the term of the ARP, and rate reduction penalties will result from not meeting the various performance measures as set forth in the stipulation. Finally, the ARP provides the Company with an accounting order allowing for the deferral of employee transition costs during 2002 and 2003 in connection with reductions in operating costs, which are discussed below. These deferred costs are being amortized over a ten year period, starting in June 2002.

Successful implementation of the ARP necessitated a significant decrease in the Company's operating costs. The restructuring, which encompasses all aspects of the Company, is expected to reduce operating costs by approximately 20%. The Company will also begin to transfer a portion of its fixed costs to variable costs, and improve processes to enhance long-term performance. As part of the restructuring, employment levels have been adjusted downward in the second and third quarters of 2002 by in excess of 100 employees through early retirement and severance arrangements. The total employee transition costs incurred in were approximately $8.1 million and recorded as a component of Other Regulatory Assets on the consolidated balance sheets.

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

(7)   RECLASSIFICATIONS:

    Certain 2001 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended September 30, 2002.



      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
		  OPERATIONS AND FINANCIAL CONDITION

Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in Bangor Hydro-Electric Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K) should be read in conjunction with the comments below.

EARNINGS

For the quarters ended September 30, 2002 and 2001 basic earnings per common share were $.58 and $.41, respectively. The largest single item positively impacting the increased earnings in the third quarter of 2002 was the establishment of a reserve in the third quarter of 2001 ($.13 reduction in earnings per common share in 2001) in connection with potential loss exposure associated with regulatory proceedings in which the Company was a party in 2001. Also positively impacting earnings in the third quarter of 2002 was a reduction in labor costs as a result of the corporate restructuring that took place in the second quarter of 2002 ($.11 increase in earnings per common share in 2002). These increases in earnings in the third quarter of 2002 were offset to some extent by an increase in bad debt expense as compared to the third quarter of 2001 ($.03 decrease in earnings per common share in 2002). Additionally, in the third quarter of 2001, the Company received an accounting order from the Federal Energy Regulatory Commission allowing the Company to defer previously incurred expenses associated with the Company's involvement in the development of a regional transmission organization (RTO) in New England. This resulted in the Company recording deferred RTO costs previously charged to operating expense in 2001, prior to the third quarter, resulting in a $.03 per common share increase in earnings. For a more complete discussion of the RTO see the Form 2001 10-K.

IMPORTANT CURRENT ACTIVITIES

CURRENT REGULATORY PROCEEDINGS AND REORGANIZATION - As reported in the 2001 Form 10-K, on February 14, 2002, the Company presented to the Maine Public Utilities Commission (MPUC) a proposed resolution of the ongoing ARP proceeding that called for a multi-year freeze in the distribution portion of the Company's rates. The ARP proceeding, as well as proposed proceedings to implement a general increase in the Company's distribution rates and to initiate a management investigation of the Company, were suspended to provide the Company and interested parties additional time to negotiate a potential settlement of these interrelated proceedings. On April 25, 2002, the Company and other parties to the proceeding executed a stipulation to present to the MPUC a single comprehensive ARP applying to the Company's MPUC juris-dictional distribution revenue requirement and rates. On June 6, 2002, the MPUC approved the ARP and also dismissed the pending management investigation of the Company.

The terms of the ARP include a rate plan to be in effect through
December 31, 2007, with the Company's core distribution rates being adjusted downward on July 1 of each year from 2003 to 2007, at annual rates ranging
from 2% to 2 3/4%.    The Company is also allowed rate adjustments associated
with certain specified categories of costs. The ARP also includes a mechanism whereby distribution returns on common equity outside of a certain range will be shared evenly between the Company and ratepayers. The Company is also required to meet certain customer service quality standards during the term of the ARP, and rate reduction penalties will result from not meeting the various performance measures as set forth in the stipulation. Finally, the ARP provides the Company with an accounting order allowing for the deferral of employee transition costs during 2002 and 2003 in connection with reductions in operating costs, which are discussed below. These deferred costs are being amortized over a ten year period, starting in June 2002.

Successful implementation of the ARP necessitated a significant decrease in the Company's operating costs. The restructuring, which encompasses all aspects of the Company, is expected to reduce operating costs by approximately 20%. The Company will also begin to transfer a portion of its fixed costs to variable costs, and improve processes to enhance long-term
performance.   As part of the restructuring, employment levels were adjusted downward in the second and third quarters of 2002 by in excess of 100 employees through early retirement and severance arrangements. The total employee transition costs incurred in the second and third quarters of 2002 were approximately $8.1 million and are recorded as a component of Other Regulatory Assets on the consolidated balance sheets.

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

Also effective March 1, 2002, the Company is no longer responsible for being the standard-offer service provider. The Company, though, still has a standard-offer related power supply commitment with a third party through February 2004 amounting to approximately $57 million. The power delivered under this contract is being resold to one of the new standard-offer service providers, with estimated revenues to be realized of approximately $40 million. The difference between the cost of the power and the resale revenues are being recovered in the Company's stranded cost rates starting March 1, 2002. As a result of the Company no longer being the standard-offer provider effective in March 2002, and the previously discussed power contract obligation, there is an impact on the comparability of revenues and expenses for the 2002 periods presented in this filing in relation to 2001.

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

Electric operating revenue increased by $838,000 in the third quarter of 2002 as compared to the third quarter of 2001. The increase was principally the result of the previously discussed 6.54% rate increase associated with stranded cost recovery. Also impacting the increased revenues in the third quarter of 2002 was a 1.6.% increase in energy sales, which excludes certain large special contract customers.

Energy sales volume in gigawatt hours is as follows for each of the quarters ending September 30, 2002 and 2001:

				  2002      2001     Change

Residential                       139.1     130.5      8.6
Commercial                        157.6     160.6     -3.0
Industrial                         52.8      53.1      -.3
Other                               3.2       3.1       .1
				 ------     -----    -----
Subtotal                          352.7     347.3      5.4
Large Special Contracts            59.3      68.9     -9.6
				 ------     -----    -----
Total Energy Sales                412.0     416.2     -4.2
				 ------     -----    -----

Off-system sales, which are sales related to power pool and inter-connection agreements and resales of purchased power, were approximately $7.1 million greater in the third quarter of 2002 in relation to the comparable 2001 quarter. The increase is due principally to the previously discussed resale of power associated with the former standard-offer power supply contract.

The $22.6 million decrease in standard-offer service revenues in the third quarter of 2002 is due to the Company no longer being the standard-offer provider effective March 1, 2002. The standard offer revenues recorded in the third quarter of 2002 are a result of residual standard offer related adjustments.

EXPENSES

Fuel for generation and purchased power expense, excluding the cost of standard-offer service purchased power, increased $7.6 million in the third quarter of 2002 as compared to 2001. The largest item affecting the increased expense was approximately $9.1 million of costs in the third quarter of 2002 associated with the previously discussed former standard-offer power contract obligation. This increase was offset to some extent by a $907,000 reduction in Maine Yankee costs in the third quarter of 2002, due mostly to the previously discussed establishment of a reserve in connection with potential loss exposure associated with regulatory proceedings in which the Company was a party in 2001. Also, effective July 1, 2001, the Company entered into a special rate contract with a large industrial customer to provide fully bundled electric service (both T&D and energy) to this customer. Formerly, the Company was only providing T&D service to this customer. The Company entered into a power purchase contract to procure the power necessary to serve this customer under this contact. In the third quarter of 2001, the Company incurred $1.1 million of purchased power expense associated with serving the customer.

Standard-offer purchased power expense decreased by approximately
$22.4 million in the third quarter of 2002 relative to the third quarter of 2001. The decrease was due to the Company no longer being the standard offer service provider on March 1, 2002. As discussed above, there were some small residual standard offer related purchased power adjustments in the third quarter of 2002.

Other operation and maintenance (O&M) expense decreased by approximately $909,000 in the third quarter of 2002 in comparison to the third quarter of 2001. Principally as a result of the workforce reductions in the second quarter of 2002, O&M payroll expense was approximately $1.4 million lower in the third quarter of 2002 relative to the 2001 quarter.
This decrease was offset to some extent by the previously discussed increase in bad debt expense in the third quarter of 2002 by approximately $329,000.

Depreciation and amortization expense increased by approximately
$241,000 in the third quarter of 2002 relative to the third quarter of 2001 principally as a result of electric plant in service additions.

Regulatory amortizations represent current amortizations allowed in the Company's distribution and stranded cost rates as allowed by the MPUC in prior rate orders. These include the amortization of purchased power contract buyouts/restructurings, Seabrook investment, deferred asset sale gain, and other regulatory amortizations. Effective March 1, 2002, in connection with the implementation of new stranded cost electric rates, the Company began amortizing stranded cost related regulatory assets and liabilities that had been previously deferred on the Company's balance sheets. Also, certain existing stranded cost related amortizations were modified effective March 1, 2002 in connection with the stranded cost rate change. The following summarizes the components of the regulatory amortizations for the third quarter of 2002 as compared to the third quarter of 2001 (in 000's):
					 2002            2001
					 ----            ----
Contract buyouts and restructurings     $4,954          $5,639
Seabrook investment                        425             425
Deferred asset sale gain                  (791)         (2,112)
Other stranded cost related
  regulatory assets and liabilities     (1,496)             97
Distribution related regulatory
  assets and liabilities                   290             290
Employee transition costs                  196               -
					------          ------
Total Regulatory Amortizations          $3,578          $4,339
					======          ======

The increase in total federal and state income taxes was principally a function of greater earnings in the third quarter of 2002 as compared to the 2001 quarter. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective federal income tax rate.

INTEREST EXPENSE

Long-term debt interest expense decreased $517,000 in the third quarter of 2002 relative to 2001 due primarily to a $16.1 million principal payment on the Company's Finance Authority of Maine (FAME) Revenue Notes at the end of June 2002, the impact of monthly principal payments on the $24.8 million medium term notes, and the retirement of the $20 million in 7.38% first mortgage bonds at the end of July 2002. These decreases were offset to some extent by additional interest expense in the third quarter of 2002 resulting from the issuance of a $13.7 million note in October 2001 with the Municipal Review Committee (MRC) in connection with the exercise of common stock warrants.

Other interest expense increased $177,000 in the third quarter of 2002 quarter due principally to higher interest expense as a result of increased borrowings under the Company's revolving credit facility. The increased borrowings were necessitated to some extent by the funding of debt service payments ($16.1 million in principal plus interest) on the FAME Revenue Notes at the end of June 2002 and the retirement of $20 million in 7.38% first mortgage bonds in July 2002.

NINE MONTHS OF 2002 AS COMPARED TO THE NINE MONTHS OF 2001
EARNINGS

	For the nine months ended September 30, 2002 and 2001 basic earnings per common share were $1.21 and $.98, respectively. The increased earnings in the 2002 period were due to several factors, including the establishment of a reserve ($.13 reduction in earnings per common share in 2001) in connection with potential loss exposure associated with regulatory proceedings in which the Company was a party in 2001. Earnings were positively impacted by a $1.2 million reduction in O&M labor costs in 2002 ($.09 increase in comparable earnings per common share in 2002) due primarily to the corporate restructuring. Also, the New England independent system operator (ISO New England) costs associated with transmission constraints were approximately $554,000 greater ($.04 increase in comparable earnings per
common share in 2002) in 2001 as compared to 2002.   These earnings
improvements in 2002 were offset somewhat by an approximately $488,000 increase ($.04 reduction in comparable earnings per common share in 2002) in expense associated with pension and other postretirement benefits.

REVENUES

Electric operating revenue decreased by approximately $72,000 in the first nine months of 2002 in comparison to the 2001 period. The decrease was due to several factors. Negatively affecting electric operating revenue in the first nine months of 2002 was the impact of a 1% decrease in energy sales, which excludes certain large special contract customers. The Company experienced above average temperatures in the first nine months of 2002 relative to 2001. Electric operating revenues were lower in 2002 as a result of a $2.8 million reduction in certain stranded cost related revenue deferrals. The decrease is due to the implementation of new stranded cost rates on March 1, 2002, as well as the impact of the previously discussed reserve established in the third quarter of 2001 associated with potential loss exposure associated with regulatory proceedings in which the Company was a party. Also, other revenues associated with charging electric generators for wheeling power over the Company's transmission lines and out of its service territory were approximately $1.7 million lower in first nine months of 2002 compared to the 2001 period. The decrease is due primarily to the fact that the new standard offer service provider is purchasing power from the Company to resell to standard offer customers in the Company's service territory that, prior to March 1, 2002, was wheeled outside of the service territory.

Offsetting these decreases to a great extent was the impact of the previously discussed 6.54% stranded cost rate increase on March 1, 2002.

Energy sales volume in gigawatt hours is as follows for each of the nine months ending September 30, 2002 and 2001:

				 2002     2001     Change

Residential                      413.4    409.1      4.3
Commercial                       439.0    447.5     -8.5
Industrial                       148.1    154.7     -6.6
Other                              8.8      8.5       .3
			       -------  -------    -----
Subtotal                       1,009.3  1,019.8    -10.5
Large Special Contracts          184.4    182.4      2.0
			       -------  -------    -----
Total Energy Sales             1,193.7  1,202.2     -8.5
			       -------  -------    -----

Off-system sales were approximately $16.7 million greater in the 2002 period in relation to the 2001 period. The increase is due principally to the previously discussed resale of power associated with the former standard-offer power supply contract.

For the reason previously discussed, standard-offer service revenues decreased approximately $54.6 million in the first nine months of 2002 as compared to the first nine months of 2001.

EXPENSES

Fuel for generation and purchased power expense, excluding the cost of standard-offer service purchased power, increased $19.5 million in the 2002 period as compared to 2001. The largest item affecting the increased expense was approximately $20.7 million of costs in 2002 associated with the previously discussed former standard-offer power contract obligation. Offsetting this somewhat was an approximately $1.2 million decrease in Maine Yankee costs, due mostly to the reason previously discussed for the third quarters of 2002 as compared to 2001, as well as a $1.1 million decrease in purchased power costs in 2002 in connection with serving a portion of a power sale contract. This reduction was due to decreases in the market prices of power in 2002 as compared to 2001.

Consistent with the previously discussed reasons associated with the quarters ending September 30, 2002 and 2001, standard-offer purchased power expense for the first nine months of 2002 relative to the first nine months of 2001 decreased by approximately $54 million.

Other O&M expense decreased by approximately $1.9 million in the first nine months of 2002 relative to the first nine months of 2001. As a result of the previously discussed corporate restructuring in the second quarter of 2002, O&M labor costs were approximately $1.2 million lower in 2002 as compared to 2001. The Company also incurred approximately $404,000 less in non-labor expense in 2002 associated with regulatory and legal activities, due to the end of the Company's term as the standard offer service provider and fewer regulatory related activities at the MPUC. Also, as a result of cost reduction efforts in 2002, other O&M non-labor expenses were generally lower as compared to 2001. Other O&M expense was increased in 2001 by the establishment of a $318,000 environmental remediation reserve related to a waste disposal site with which the Company was previously associated. Offsetting these decreases in comparable O&M expense to some extent was an approximately $488,000 increase in pension and other postretirement benefits expense in 2002. The increased expense is principally attributable to decreases in the discount rate used to actuarially compute the expense as well as reduced returns on plan assets as a result of poor stock market performance.

The reason for the $128,000 increase in depreciation and amortization expense in 2002 as compared to 2001 is consistent with the previous discussion for the third quarters of each year.

The following summarizes the components of the regulatory
amortizations for the first nine months of 2002 as compared to the first nine months of 2001 (in 000's):
					  2002     2001
					  ----     ----
Contract buyouts and restructurings     $15,320   $16,918
Seabrook investment                       1,274     1,274
Deferred asset sale gain                 (3,890)   (5,971)
Other stranded cost related
  regulatory assets and liabilities      (3,425)      290
Distribution related regulatory
  assets and liabilities                    870       870
Employee transition costs                   261         -
					 ------     -----
Total Regulatory Amortizations          $10,410   $13,381
					=======   =======

The increase in total federal and state income taxes in 2002 relative to 2001 was principally a function of higher earnings in 2002, as well the impact of $183,000 in additional income tax expense in 2001 in connection with disallowed investment tax credits.

OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENSE

Allowance for funds used during construction, which includes carrying costs on certain regulatory assets and liabilities, decreased by $168,000 in first nine months of 2002 relative to the 2001 period. The decrease was primarily a result of the implementation of new stranded cost rates on March 1, 2002, whereby the rate recovery of various regulatory assets began and the accrual of carrying costs ended.

The decrease in long-term and increase in other interest expense in the 2002 period in comparison to 2001 were principally attributable to the reasons previously discussed for the quarters ending September 30, 2002 and 2001. Also, other interest expense was impacted somewhat by a $95,000 reduction in amortization of debt issuance costs in 2002 due to the expiration of certain amortizations.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events in the first nine months of 2002 and 2001 as they affect the Company's liquidity. Net increase in cash from operating activities was $26.1 million in the 2002
period as compared to $18 million in 2001.   The single largest item
affecting the comparability of operating cash flows in the two periods was approximately $9.2 million in payments in 2001 in connection with the exercise of the Company's common stock warrants. Operating cash flows are also impacted in each period by the standard-offer service. In 2002, the Company's standard-offer service costs exceeded revenues by approximately $2.4 million, while in 2001, revenues exceeded associated costs by approximately $4.6 million. Changes in accounts receivable and accounts payable in the statement of cash flows are also greatly impacted by the standard-offer related revenues and purchased power obligations. Negatively impacting operating cash flows in 2002 was $3.4 million in payments associated with benefits provided to terminated employees in connection with the previously discussed cost reduction efforts.

Construction expenditures were approximately $3 million lower in the 2002 period as compared to 2001 due to reductions in the Company's capital spending in 2002.

In the 2002 period, the Company made $7.5 million common dividend payments to its parent company, Emera, Inc., while in 2001, which preceded the Emera acquisition, common dividends of $.20 per share were paid to shareholders in each of the first three quarters.

The increase in payments on long-term debt is due principally to higher monthly principal payments on the $24.8 million medium term notes in the 2002 period as compared to 2001, and at the end of June 2002 the Company made a $16.1 million principal payment on the FAME revenue notes, as compared to a $15.1 million principal payment at the end of June 2001. Also, in July 2002 the Company retired $20 million of 7.38% first mortgage bonds. Finally, the Company made approximately $1.1 of principal payments in 2002 on the $13.7 million MRC note.

	The Company had maintained full borrowing capacity under its revolving credit facility from the second quarter of 1999 through June 2001, but it became necessary to renew borrowings under the revolving line in June 2001 to fund the $15.1 million FAME debt payment. The Company's utilization of the line of credit was also impacted by the merger related costs and the cash payments to common stock warrant holders in 2001. The Company also utilized this line of credit to provide the funds necessary to make the FAME and 7.38% first mortgage bond debt payment in 2002. The Company's borrowings under this arrangement amounted to $38.5 million at September 30, 2002 as compared to $8 million at September 30, 2001. On June 29, 2001, the Company extended the revolving credit agreement until October 1 and then until March 31, 2002, and the agreement has since been further extended until June 30, 2003 with some modifications. The facility was increased to $60 million to accommodate the previously discussed debt retirements in 2002 and act as a bridge financing until permanent financing is put in place. The terms are similar to the prior amendment, with the major differences being the addition of another pricing level to recognize the Company's improved credit and modifications to some of the financial covenants. Also, the Company extended until June 1, 2003 the promissory note that was entered into in 2001. This note allows the Company to borrow up to an additional $10 million. This unsecured facility is used by the Company to manage working capital needs, and the interest rate setting mechanism and other major terms of the note are similar to terms in the revolving credit agreement.

	The Company is currently in the process of completing a financing arrangement for the private placement of up to $20 million of unsecured medium term notes, the proceeds of which will be used to pay down a portion of the outstanding borrowings under the revolving credit facility.

	The Company is currently evaluating its pension benefit plan assumptions including asset return performance. Any changes in the benefit plan assumptions as well as the funded status of the plan, may impact funding and expense levels in the future.

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

	The Company has recorded a liability, based on currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for this waste disposal site. Additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, and possible effects of future legislation or regulation and the possible effects of technological changes. At September 30, 2002, the liability recorded by the Company for its estimated environmental remediation costs amounted to approximately $416,000. The Company's actual future environmental remediation costs may change as additional factors become known.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major financial market risk exposure is changing interest rates. Changes in interest rates will affect interest paid on variable rate debt and the fair value of fixed rate debt. The Company manages interest rate risk through a combination of both fixed and variable rate debt instruments. The Company also was a party to an interest rate swap associated with the variable rate medium term notes (See Note 13 to the 2001 Form 10-K). This debt was fully repaid in July 2002.

Item 4. CONTROLS AND PROCEDURES

	During the 90-day period prior to the filing date of this report, management, including the Company's Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

	There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.




		     PART II.  OTHER INFORMATION

		      Item 5. OTHER INFORMATION

Robert Briggs and Richard Smith resigned from the Company's Board of Directors effective April 25, 2002. Robert Briggs has stayed on as a Director of Emera, Inc., a parent of the Company, and Rick Smith has stayed on as Assistant Secretary to the Company and as Corporate Secretary and Clerk to Emera, Inc, a parent of the Company. Carroll Lee resigned from the Company's Board of Directors effective August 1, 2002.

		  Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits - None.

Reports on Form 8-K - None.



			    SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					    BANGOR HYDRO-ELECTRIC COMPANY
					    -----------------------------
						    (Registrant)


					   /s/ David R. Black

Dated: November 4 , 2002                   _____________________________
					   David R. Black
					   Chief Financial Officer


			   CERTIFICATIONS
		     CERTIFICATION PURSUANT TO
		       18 U.S.C. SECTION 1350
		       AS ADOPTED PURSUANT TO
	  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Bangor Hydro-Electric Company (the Company) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on November , 2002, we, the undersigned, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ David R. Black
------------------

David R. Black
Chief Financial Officer
November 4, 2002



/s/ Raymond R. Robinson
-----------------------

Raymond R. Robinson
Principal Executive Officer
November 4, 2002


This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.





I, David R. Black, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bangor Hydro-Electric Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002


/s/ David R. Black
------------------

David R. Black
Chief Financial Officer



I, Raymond R. Robinson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bangor Hydro-Electric Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002


/s/ Raymond R. Robinson
-----------------------

Raymond R. Robinson
Principal Executive Officer