Form 10-K
period 2002-12-31
BANGOR HYDRO ELECTRIC CO
filed 2003-03-28
CIK 9548

FORM 10-K


                  SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2002   Commission File No. 1-10922
                          -----------------                       -------

                   BANGOR HYDRO-ELECTRIC COMPANY
                   -----------------------------
     (Exact Name of Registrant as specified in its charter)


               MAINE                                01-0024370
               -----                                ----------
      (State of Incorporation)              (I.R.S. Employer ID No.)


         33 State Street, Bangor, Maine               04401
         ------------------------------               -----
    (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code    207-945-5621
                                                      ------------

Securities registered pursuant to Section 12(g) of the Act:

                           Title of each class
                           -------------------

                  7% Preferred Stock, $100 Par Value

                4 1/4% Preferred Stock, $100 Par Value

              4% Preferred Stock Series A, $100 Par Value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No
       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value on February 1, 2003 of the voting stock held by non-affiliates of the registrant was $5.284 million.




                     This Page Intentionally Left Blank







                 BANGOR HYDRO-ELECTRIC COMPANY
                      TABLE OF CONTENTS
                      -----------------

                            PART I
                                                             Page
                                                             ----
Item 1.  Business                                              4
Item 2.  Properties                                            5
Item 3.  Legal Proceedings                                     6
Item 4.  Submission of Matters to a Vote of Security Holders   6


                             PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                   6
Item 6.  Selected Financial Data                               8
Item 7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                    10
Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk                                           26
Item 8.  Financial Statements and Supplementary Data           27
         Consolidated Statements of Income                     27
         Consolidated Balance Sheets                           28
         Consolidated Statements of Capitalization             30
         Consolidated Statements of Cash Flows                 31
         Consolidated Statements of Common Stock Investment    32
         Notes to Consolidated to Financial Statements         33
         Report of Independent Accountants                     60
Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure 61


                                 PART III

Item 10. Directors and Executive Officers of the Registrant    62
Item 11. Executive Compensation                                64
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                            69
Item 13. Certain Relationships and Related Transactions        70
Item 14. Controls and Procedures                               71


                                PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports
         on Form 8-K                                           71

Signatures                                                     73
Principal Executive Officer's and Chief Financial Officer's
Certifications                                                 74
Schedule II - Valuation and Qualifying Accounts and Reserves   77
Exhibits Delivered with this Report                            78
Exhibits Incorporated Herein by Reference                      79



                                  PART I
                                  ------
Item 1   Business
------   --------

(a) General development of business
    -------------------------------
Bangor Hydro-Electric Company (the Company) is a public utility incorporated in Maine in 1924. Effective October 10, 2001, pursuant to an Agreement and Plan of Merger, the Company became a wholly owned subsidiary of Emera Inc. of Halifax, Nova Scotia (Emera).

For a discussion of general developments that have occurred in the Company's business since January 1, 2002, see Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Events Affecting the Company".

(a) Regulatory and Rate Matters
    ---------------------------
See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Events Affecting the Company" and Item 8, "Notes to Consolidated Financial Statements - Note 10 - Industry
Restructuring and Rate Regulation".

(b) Financial information about segments
    ------------------------------------
The Company has no material segments outside of the electric business.

(c) Narrative description of business
    ---------------------------------

(i) Principal business
    ------------------
The Company is a public utility primarily engaged in the transmission and distribution of electric energy, with a service area of approximately 5,275 square miles having a population of approximately 190,000 people. The Company serves approximately 107,000 customers in portions of the counties of Penobscot, Hancock, Washington, Waldo, Piscataquis and Aroostook.

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

(ii) New product or segment - Not applicable
     ----------------------

(iii) Sources and availability of raw materials
      -----------------------------------------
Not applicable. The Company is primarily engaged in the delivery of electric energy.

(iv) Franchises - Not applicable
     ----------

(v) Seasonal business
    -----------------
Sales of electricity are highest during the winter months primarily due to heating requirements and fewer daylight hours.

(vi) Working capital items
     ---------------------
The Company has been granted, through the ratemaking process, an allowance for working capital to operate its ongoing electric utility system.

(vii) Single customer - Not applicable
      ---------------

(viii) Backlog of orders - Not applicable
       -----------------

(ix) Business subject to renegotiation - Not applicable
     ---------------------------------

(x) Competitive conditions
    ----------------------
The Company is a regulated public utility with an exclusive franchise to provide electricity delivery service within its service territory.

(xi) Research and development - Not applicable
     ------------------------

(xii) Environmental matters
      ---------------------
See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Other Matters - Environmental Matters" and Item 8, "Notes to Consolidated Financial Statements - Note 13 - Contingencies" for a discussion of Environmental Matters.

(xiii) Number of employees
       -------------------
As of December 31, 2002, the Company had 313 full time employees.

(d) Financial information about geographical areas - Not applicable
    ----------------------------------------------


Item 2   Properties
------   ----------

The Company owns approximately 550 miles of transmission lines and approximately 4,200 miles of distribution lines to serve its customers in portions of the counties of Penobscot, Hancock, Washington, Waldo, Piscataquis and Aroostook, Maine. The Company owns a variety of customer and business information systems used to manage its business operations. Other properties consist of office, garage and warehouse facilities at various locations in its service area.

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


Item 3   Legal Proceedings
------   -----------------

See Item 7, "Management's Discussion and Analysis of Results of Operations
and Financial Condition - Recent Events Affecting the Company."   See also
Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Other Matters - Environmental Matters " and Item 8, "Notes to Consolidated Financial Statements - Note 13 - Contingencies" for a discussion of potential liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act.


Item 4   Submission of Matters to a Vote of Security Holders - Not
------   ---------------------------------------------------
applicable.





                              PART II

Item 5   Market for the Registrant's Common Equity and Related Stockholder
------   -----------------------------------------------------------------
Matters
-------

BHE Holdings Inc., a wholly-owned subsidiary of Emera, owns all of the Company's common stock. For information regarding dividends declared see
Item 8 - Consolidated Statements of Income; Consolidated Balance Sheets, Consolidated Statements of Capitalization, Consolidated Statements of Cash Flows; and Consolidated Statement of Common Stock Investment.


                 This Page Intentionally Left Blank


BANGOR HYDRO-ELECTRIC COMPANY
Item 6
Selected Financial Data
Six-Year Statistical Summary
(Unaudited)
                                                     2002          2001          2000          1999          1998          1997
Megawatt Hours (MWH) Generated And Purchased
  Hydro Generation ***                               84,436        65,392        90,719       205,265       275,379       262,377
  Oil (Company)                                         868         2,435         3,142        69,026        96,476        69,580
  Biomass/Refuse (Purchased)                        154,832       150,401       152,060       137,384       156,051       159,990
  NEPOOL/Other Purchases                          2,333,428     1,782,797     1,914,615     1,629,643     1,522,125     1,583,093
                                                  ---------     ---------     ---------     ---------     ---------     ---------

       Total Generated & Purchased                2,573,564     2,001,025     2,160,536     2,041,318     2,050,031     2,075,040
          Less Line Losses and Company Use          128,282       130,067       140,470       143,198       139,028       147,298
                                                  ---------     ---------     ---------     ---------     ---------     ---------
  Remainder-MWH sold                              2,445,282     1,870,958     2,020,066     1,898,120     1,911,003     1,927,742
                                                  =========     =========     =========     =========     =========     =========
Classification of Sales-MWH
  Residential                                       556,462       546,144       558,596       533,566       522,836       533,161
  Commercial                                        571,372       583,829       570,963       545,087       524,292       515,904
  Industrial                                        449,170       462,792       604,959       667,059       662,382       687,365
  Lighting                                            8,719         8,742         8,859         8,911         8,901         8,780
  Wholesale                                           2,925         2,676         2,799         2,716         2,704         3,841
                                                 ----------    ----------    ----------    ----------    ----------    ----------
       Total MWH Billed to Customers              1,588,648     1,604,183     1,746,176     1,757,339     1,721,115     1,749,051
            Unbilled Sales-Net Increase              13,071         4,343         2,629        11,772         1,040        33,011
                                                 ----------    ----------    ----------    ----------    ----------    ----------
       Total Delivered Sales (MWH)                1,601,719     1,608,526     1,748,805     1,769,111     1,722,155     1,782,062
            (Less) Interruptible Sales               55,235        22,305       178,943       230,378       248,091       265,438
                                                 ----------    ----------    ----------    ----------    ----------    ----------
            Total Firm Delivered Sales (MWH)      1,546,484     1,586,221     1,569,862     1,538,733     1,474,064     1,516,624
       Off-System Sales                             843,563       262,432       271,261       129,009       188,848       145,680
                                                 ----------    ----------    ----------    ----------    ----------    ----------
  Total Energy Sales (MWH)                        2,445,282     1,870,958     2,020,066     1,898,120     1,911,003     1,927,742
                                                 ==========    ==========    ==========    ==========    ==========    ==========
Electric Operating Revenues and Expenses (000's)
Electric Operating Revenues
  Residential                                  $     52,219  $     50,264  $     57,746  $     73,304  $     71,396  $     67,532
  Commercial                                         39,645        37,795        44,329        63,093        60,191        55,391
  Industrial                                         15,879        15,516        23,749        43,560        42,645        41,930
  Lighting                                            1,888         1,837         1,929         2,268         2,207         2,065
  Wholesale                                              18            19            63           220           235           310
                                               ------------  ------------  ------------  ------------  ------------  ------------
       Total Revenue from Customers            $    109,649  $    105,431  $    127,816  $    182,445  $    176,674  $    167,228
  Standard Offer Service Revenue                     12,196        84,589        66,134           -             -             -
                                               ------------  ------------  ------------  ------------  ------------  ------------
       Total Operating Revenue                 $    121,845  $    190,020  $    193,950  $    182,445  $    176,674  $    167,228
         Unbilled Sales-Net Increase (Decrease)       1,245           815        (5,014)        2,042           481         2,375
                                               ------------  ------------  ------------  ------------  ------------  ------------
       Total Revenue                           $    123,090  $    190,835  $    188,936  $    184,487  $    177,155  $    169,603
            (Less) Interruptible Revenue                963         1,687         4,973        10,049        11,064        11,215
                                               ------------  ------------  ------------  ------------  ------------  ------------
       Total Firm Revenue                      $    122,127  $    189,148  $    183,963  $    174,438  $    166,091  $    158,388
            Off-System Revenue                       39,712        18,952        19,352        12,947        14,630        13,615
                                               ------------  ------------  ------------  ------------  ------------  ------------
       Total Electric Operating Revenues       $    162,802  $    209,787  $    208,288  $    197,434  $    191,785  $    183,218
                                               ============  ============  ============  ============  ============  ============
Operating Expenses
  Fuel for Generation and Purchased Power      $     61,670  $     34,649  $     44,509  $     80,748  $     82,027  $     92,792
  Standard Offer Service Purchased Power             11,508        82,839        65,553           -             -             -
  Operating and Maintenance Expense                  34,573        36,800        35,311        36,492        34,448        32,471
  Depreciation and Amortization                      24,537        27,751        28,312        30,565        31,891        35,104
  Taxes                                              11,413        11,752        12,228        14,032        11,642         3,168
                                               ------------  ------------  ------------  ------------  ------------  ------------
       Total Operating Expenses                $    143,701  $    193,791  $    185,913  $    161,837  $    160,008  $    163,535
                                               ============  ============  ============  ============  ============  ============
Summary of Operations (000's)
  Operating Revenue                            $    167,738  $    217,408  $    212,338  $    197,994  $    195,144  $    187,324
  Operating Expenses                                143,701       193,791       185,913       161,837       160,008       163,535
  Other Income (Loss) (including equity AFDC)         1,303          (654)          613         2,806         1,292         1,292
  Interest Expense (net of borrowed AFDC)            12,879        14,273        15,936        20,683        24,963        25,467
                                               ------------  ------------  ------------  ------------  ------------  ------------
       Net Income (Loss)                       $     12,461  $      8,690  $     11,102  $     18,280  $     11,465  $       (386)
            Less Preferred Dividends                    266           266           266           945         1,244         1,376
                                               ------------  ------------  ------------  ------------  ------------  ------------
       Earnings (Loss) on Common Stock         $     12,195  $      8,424  $     10,836  $     17,335  $     10,221  $     (1,762)
                                               ============  ============  ============  ============  ============  ============




BANGOR HYDRO-ELECTRIC COMPANY
Item 6
Selected Financial Data
Six-Year Statistical Summary
(Unaudited)
                                                     2002          2001          2000          1999          1998          1997
Selected Financial Data
  Total Assets (000's)                         $    640,731  $    678,245  $    532,220  $    543,950  $    605,688  $    600,583
                                               ============  ===========   ============  ============  ============  ============
Electric Plant (000's)
  Total Electric Plant                         $    344,382  $    341,143  $    327,247  $    318,435  $    372,782  $    358,878
  Depreciation Reserve                               97,473        93,985        86,684        84,825       101,633        96,595
                                               ------------  ------------  ------------  ------------  ------------  ------------
       Net Electric Plant                      $    246,909  $    247,158  $    240,563  $    233,610  $    271,149  $    262,283
                                               ============  ============  ============  ============  ============  ============
Capitalization (000's)
  Short-Term Debt                              $     16,000  $      8,000  $        -    $        -    $     12,000  $     34,000
  Long-Term Debt                                    118,059       131,968       161,960       183,300       263,028       221,643
  Redeemable Preferred Stock                            -             -             -             -           7,604         9,137
  Preferred Stock                                     4,734         4,734         4,734         4,734         4,734         4,734
  Common Equity                                     206,266       205,557       137,420       132,722       118,864       106,558
                                               ------------  ----------    ------------  ------------  ------------  ------------
       Total                                   $    345,059  $    350,259  $    304,114  $    320,756  $    406,230  $    376,072
                                               ============  ============  ============  ============  ============  ============
Capital Structure Ratios (%)
  Short-Term Debt                                       4.6 %         2.3 %         -   %         -   %         3.0 %         9.1 %
  Long-Term Debt                                       34.2 %        37.7 %        53.2 %        57.1 %        64.7 %        58.9 %
  Preferred Stock                                       1.4 %         1.3 %         1.6 %         1.5 %         3.0 %         3.7 %
  Common Stock                                         59.8 %        58.7 %        45.2 %        41.4 %        29.3 %        28.3 %
                                               ------------  ------------  ------------  ------------  ------------  ------------
       Total                                          100.0 %       100.0 %       100.0 %       100.0 %       100.0 %       100.0 %
                                               ============= ============  ============  ===========   ============  ============
Miscellaneous Statistics
  Shares Outstanding (Average)                     7,363,424     7,363,424     7,363,424     7,363,424     7,363,424     7,363,424
  Shares Outstanding (Year End)                    7,363,424     7,363,424     7,363,424     7,363,424     7,363,424     7,363,424
  Number of Common Stockholders (Year End)                 1             1         6,222         5,678         6,328         6,868
  Basic Earnings (Loss) Per Common Share       $       1.66  $       1.14  $       1.47  $       2.35  $       1.39  $      (0.24)
  Diluted Earnings (Loss) Per Common Share     $       1.66  $       1.08  $       1.30  $       2.08  $       1.33  $      (0.24)
  Dividends Declared Per Common Share          $       1.29  $       0.60  $       0.80  $       0.45  $        -    $        -
  Book Value Per Common Share                  $      17.65  $      17.26  $      18.66  $      18.02  $      16.14  $      14.47
  Return on Common Equity                              9.46 %        6.30 %        7.98 %       13.81 %        9.11 %       (1.64)%
  Ratio of AFDC to Common Stock Earnings                  8 %          14 %           3 %          (4)%          11 %         (48)%
  Ratio of Earnings to Fixed Charges                   2.35 %        1.89 %        2.11 %        2.25 %        1.59 %        0.86 %
  Payout Ratio                                           78 %          53 %          54 %          26 %         -   %         -   %
  Percentage of Construction Expenditures
       Funded Internally                                100 %         100 %         100 %         100 %         100 %         100 %
                                               ============  ============  ============  ============  ============  ============
Residential Customer Data
  Average Number of Customers                         94,510        93,398        92,656        91,726        90,888        90,433
  Kilowatt-Hours per Customer                          5,888         5,847         6,029         5,817         5,753         5,896
  Revenue per Customer                         $      552.52 $      538.17 $      623.23 $      799.16 $      785.54 $      746.76
  Revenue per Kilowatt-Hour in Cents                    9.38          9.20         10.34         13.74         13.65         12.67
                                               ============= ============= ============= ============= ============= =============
Miscellaneous System Data
  Net System Capability at Time of Peak
       (MW) Firm*                                       n/a         182.23         98.98        273.72        381.54        344.44
  System Peak Demand (MW)                             290.26        290.37        304.71        293.08        281.63        277.06
  Reserve Margin at Time of Peak**                      n/a %       (37.2)%       (67.5)%        (6.6)%        35.5 %        24.3 %
  System Load Factor                                   68.0 %        68.4 %        70.8 %        74.5 %        75.4 %        79.5 %
                                               ============  ============  ============  ============  ============  ============

  *   The net system capability was reduced subsequent to the generation asset sale, which occurred in May 1999. As of
      2002, BHE no longer provides generation capability to serve load.
  ** While the reserve margin at time of peak in 2001, 2000 and 1999 was negative, the system requirements were met through spot market purchases. As of 2002,BHE no longer provides generation capability to serve load.
  *** Subsequent to the generation asset sale in May 1999, Hydro generation was purchased.

ITEM 7
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Recent Events Affecting the Company
-----------------------------------

REGULATORY PROCEEDINGS AND CORPORATE REORGANIZATION - As reported in the 2001 Form 10-K, on February 14, 2002, the Company presented to the Maine Public Utilities Commission (MPUC) a proposed resolution of the ongoing Alternative Rate Plan (ARP) proceeding that called for a multi-year freeze in the distribution portion of the Company's rates. The ARP proceeding, as well as proposed proceedings to implement a general increase in the Company's distribution rates and to initiate a management investigation of the Company, were suspended to provide the Company and interested parties additional time to negotiate a potential settlement of these interrelated proceedings. On April 25, 2002, the Company and other parties to the proceeding executed a stipulation to present to the MPUC a single comprehensive ARP applying to the Company's MPUC jurisdictional distribution revenue requirement and rates. On June 6, 2002, the MPUC approved the ARP and also dismissed the pending management investigation of the Company.

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

Successful implementation of the ARP necessitated a significant decrease in the Company's operating costs, and as a result, the Company reorganized its operations in 2002. The internal restructuring, which encompasses all aspects of the Company, has reduced operating costs by approximately 20%-25%. The Company is also beginning to transfer a portion of its fixed costs to variable costs, and improve processes to
enhance long-term performance.   As part of the restructuring,
employment levels were reduced by approximately 25% in the second and third quarters of 2002 through early retirement and severance arrangements. Also in connection with the reorganization, the Company has adopted an Asset Management Model in order to improve efficiency and performance as well as lowering its operating costs. This model puts the principal of market based solutions into practice. The total employee transition costs incurred in 2002 were approximately $8.1 million and are recorded as a component of Other Regulatory Assets on the consolidated balance sheets at December 31, 2002.

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

REDEMPTION OF PREFERRED STOCK - As reported in its Current Report on Form 8-K dated December 9, 2002, the Company requested MPUC approval for authority to redeem all or a portion of its outstanding preferred stock. This approval was received on December 23, 2002. Also as reported in its Current Report on Form 8-K dated December 9, 2002, the Company was in the process of acquiring all or a portion of the shares
through a tender offer and a call of the shares.   In the first quarter
of 2003 the Company completed the redemption of a significant portion of its outstanding preferred stock, at a total cost of approximately
$4.7 million.   As a result of these redemption's, the Company will now
seek de-registration of its preferred stock.

Results of Operations
---------------------

EARNINGS - Basic earnings per common share were $1.66, $1.14, and $1.47, for the years ended 2002, 2001 and 2000, respectively. The earned return on average common equity was 9.5% in 2002, 6.3% in 2001 and 8% in 2000.

The increase in earnings in 2002 in relation to 2001 was a result of many factors. The single largest item was the approximately $3.9 million in costs incurred in 2001 associated with the Company's merger with Emera ($.33 reduction in earnings per common share in 2001).
Also, principally as a result of the Company's workforce reductions in 2002, labor expense was approximately $1.9 million lower in 2002 as compared to 2001 ($.15 increase in earnings per common share in 2002 as compared to 2001). In 2001, as a result of a settlement of certain issues with the parties participating in the Company's stranded cost rate filing with the MPUC, the Company charged to expense approximately $1.7 million ($.13 reduction in earnings per common share in 2001). Offsetting these year 2002 earnings enhancements to some extent was an approximately $961,000 increase in pension and other postretirement benefit costs in 2002 as compared to 2001 ($.08 reduction in earnings per common share in 2002).

The reduction in earnings in 2001 as compared to 2000 was due to several factors, the largest of which being costs associated with the Company's merger with Emera in each year. In 2001, the Company incurred approximately $3.9 million ($.33 reduction in earnings per common share) of such costs as compared to $3 million in 2000 ($.24 reduction in earnings per common share). Also, as previously discussed, in 2001, the Company charged to expense approximately $1.7 million ($.13 reduction in earnings per common share) in connection with the stranded cost rate filing settlement. Finally negatively impacting earnings in 2001 was the establishment of a $615,000 reserve ($.05 reduction in earnings per common share) associated with adjustments to revenue related to filings with the New England Power Pool (NEPOOL).

REVENUES - With the implementation of competition in the electric utility industry in the state of Maine starting March 1, 2000, and excluding the provision of standard-offer service through February 2002, the Company no longer sells electricity to customers. The Company's T&D and stranded cost charges to customers, though, continue to be based on customers' electricity usage measured in kilowatt-hours
(kWh). Consequently, discussion related to electric operating revenues will continue to have a kWh sales, or hereafter referred to as "energy sales" component.

Electric operating revenues are as follows for 2002 as compared to 2001:

					 2002           2001       Change

Residential                         $ 53,460,057   $ 51,011,678   $2,448,379
Commercial                            39,990,493     37,908,435    2,082,058
Industrial                            10,335,054      9,895,889      439,165
Other                                  1,945,380      1,875,277       70,103
				    ----------------------------------------
Subtotal                            $105,730,984   $100,691,279   $5,039,705
Large Special Contracts                5,163,127      5,554,793     -391,666
				    ----------------------------------------
Total Related to Energy Sales       $110,894,111   $106,246,072   $4,648,039
Other Miscellaneous Revenues           4,935,070      7,620,164   -2,685,094
				    ----------------------------------------
Total Electric Operating Revenue    $115,829,181   $113,866,236   $1,962,945
				    ----------------------------------------

Energy sales volume in gigawatt hours is as follows for each of 2002 and 2001:

					    2002           2001       Change

Residential                                566.6          554.1         12.5
Commercial                                 583.5          584.9         -1.4
Industrial                                 196.5          206.1         -9.6
Other                                       11.9           11.5           .4
				    ----------------------------------------
Subtotal                                 1,358.5        1,356.6          1.9
Large Special Contracts                    243.2          251.9         -8.7
				    ----------------------------------------
Total Energy Sales                       1,601.7        1,608.5         -6.8
				    ----------------------------------------

Electric operating revenue increased by approximately $2 million in 2002 as compared to 2001. The increase was principally the result of the previously discussed 6.54% rate increase associated with stranded cost recovery. Also impacting the increased revenues somewhat in 2002 was a .14% increase in energy sales, which excludes certain large special contract customers.

Other miscellaneous revenues were lower in 2002 as a result of a $1.8 million reduction in certain stranded cost related revenue deferrals. The decrease is due to the implementation of new stranded cost rates on March 1, 2002, as well as the impact of the previously discussed loss in 2001 associated with the settlement of the stranded cost rate filing. Also, other revenues associated with charging electric generators for wheeling power over the Company's transmission lines and out of its service territory were approximately $2.1 million lower in 2002 compared to 2001. The decrease is due primarily to the fact that the new standard offer service provider is purchasing power from the Company to resell to standard offer customers in the Company's service territory that, prior to March 1, 2002, was wheeled outside of the service territory.

Off-system sales, which are sales related to power pool and inter-connection agreements and resales of purchased power, were approximately $20.8 million greater in 2002 in relation to 2001. The increase is due principally to the previously discussed resale of power associated with the former standard-offer power supply contract.

The $72.4 million decrease in standard-offer service revenues in 2002 is due mostly to the Company no longer being the standard-offer provider effective March 1, 2002.

With the implementation of retail competition effective March 1, 2000, comparisons of electric operating revenues for 2001 as compared to 2000 are difficult. Total electric operating revenues, including standard-offer service, increased by approximately $5.1 million, or 2.4%, in 2001 in comparison to 2000. Principally as a result of increases in standard-offer service rates as ordered by the MPUC in 2000 and 2001, electric operating revenues attributable to energy sales were
approximately $13.6 million higher in the 2001.   From the March 1,
2000 through March 1, 2001, the cumulative increase in standard-offer service rates was approximately 60%. This impact of the increased standard-offer rates was offset to some extent by an 8% reduction in total energy sales in 2001, due principally to the shutdown of the Company's largest retail customer, HoltraChem Manufacturing Company (HoltraChem) in September 2000, the weak economy in the Company's service territory and by the impacts of warmer than average weather in 2001. Effective July 1, 2001, and providing for an increase in revenues, the Company entered into a special rate contract with a large industrial customer to provide fully bundled electric service (both T&D and energy) to this customer. Formerly, the Company was only providing T&D service to this customer. The Company entered into a power purchase contract to procure the power necessary to serve this customer under this contract. Principally as a result of the new contract, the Company recognized approximately $2.8 million in greater electric operating revenues associated with this customer in 2001 as compared to 2000.

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

As a result of the February 2000 rate order from the MPUC, the Company's overall rates, including the impact of the initial standard-offer prices, were reduced by approximately 2.9% starting March 1, 2000. The Company also implemented various rate changes for its standard-offer service as approved by the MPUC. The result of these standard-offer rate changes for the period from March 1 through October 1, 2000 was an increase in the standard-offer prices of 36% for residential and small commercial customers and 25% for large industrial customers as compared to the prices when initially set by the MPUC on March 1, 2000.

EXPENSES - Total fuel for generation and purchased power expense, excluding the standard offer, increased approximately $27 million in 2002 as compared to 2001. The largest item affecting the increased expense was approximately $29.8 million of costs in 2002 associated with the previously discussed former standard-offer power contract obligation. Also, the Company incurred approximately $1.8 million in greater expense in 2002 associated with other power purchases under long-term contracts with small power production facilities, resulting from increased generation in 2002. Offsetting these increases somewhat was an approximately $1.3 million decrease in Maine Yankee costs in 2002. Also there was a $1.2 million decrease in purchased power costs in 2002 in connection with serving a portion of a power sale contract. This reduction was due to decreases in the market prices of power in 2002 as compared to 2001. Finally, effective July 1, 2001, and running through February 28, 2002, the Company entered into a special rate contract with a large industrial customer to provide fully bundled electric service (both T&D and energy) to this customer. Formerly, the Company was only providing T&D service to this customer. The Company entered into a power purchase contract to procure the power necessary to serve this customer under this contact. In the 2001 period the Company incurred approximately $1.5 million in greater purchased power costs associated with serving the customer as compared to the 2002 period.

The $71.3 million decrease in standard-offer service purchased power expense in 2002 is due mostly to the Company no longer being the standard-offer provider effective March 1, 2002.

Total fuel for generation and purchased power expense, including the standard offer, increased approximately $7.4 million in 2001 as compared to 2000. Standard offer purchased power expense for the comparable periods of March through December of each year was $3.5 million higher in 2001. The increase is due to higher power prices, offset by reductions in standard offer sales. Also, in connection with the previously discussed new special rate contract with a large industrial customer, in 2001 the Company incurred $2.3 million of purchased power expense associated with serving this customer. Further increasing purchased power expense in 2001 was the loss in connection with the stranded cost rate settlement. Also increasing purchased power expense was the recording of a $615,000 reserve associated with adjustments to revenue related to filings with the NEPOOL. Finally, in the first two months of 2001, purchased power costs were also higher, since the Company purchased significantly more power on the spot power market as compared to 2000 as a result of the expiration of the power contracts that had been in place in the 2000 period. Further, the market prices for power were higher due to higher fuel prices and possibly lack of sufficient competition in the generation market.

Offsetting these increases to some extent in 2001 were lower transmission related costs, including those associated with NEPOOL. In 2001, the Company also realized reduced transmission costs as a result of the construction of additional qualifying transmission facilities whose costs are recoverable from the other NEPOOL transmission owners.

Other operation and maintenance (O&M) expense decreased by approximately $2.2 million in 2002 as compared to 2001. Principally as a result of the workforce reductions in 2002, O&M payroll expense was approximately $1.9 million lower in 2002 relative to 2001. Also, as a result of cost reduction efforts in 2002, other O&M non-labor expenses were generally lower as compared to 2001. Due principally to a refocus of the Company's line clearance program (tree trimming) in 2002, the associated expense was approximately $864,000
lower in 2002 as compared to 2001.   These decreases in other O&M
expense were offset somewhat by the previously discussed $961,000 increase in pension and other postretirement benefit costs in 2002 as compared to 2001. The increased expense is principally attributable to decreases in the discount rate used to actuarially compute the expense as well as reduced expected returns on plan assets as a result of poor stock market performance.

Other O&M expense increased by approximately $1.5 million in 2001 relative to 2000. The single largest item impacting the increased expense was related to pension expense, which was approximately $1.4 million greater in 2001 as compared to 2000. This was due principally to changes in actuarial assumptions used in calculating pension expense and the end of the amortization of the transition pension benefit in 2001. Also in 2001, bad debt expense increased by approximately $610,000 due to the write-off of amounts associated with the Chapter 11 bankruptcy filing of a large industrial customer, a greater level of write-offs of standard offer receivables and in 2000 bad debt expense was reduced by a $200,000 decrease in the reserve for bad debts. These increases were offset to some extent by a reduction in legal and regulatory related costs in 2001, as there was a greater level of regulatory activities in 2000 in relation to 2001.

Depreciation and amortization expense increased by approximately $525,000 in 2002 relative to 2001 and by approximately $866,000 in 2001 as compared to 2000 due principally to additions to the Company's
electric plant in service in both 2002 and 2001.   The Company is in
the process of conducting a depreciation study to determine the appropriate useful lives for its plant assets as well as the propriety of the level of the Company's depreciation reserve, with an anticipated completion in 2003. Management cannot predict the results of the study or how the results will be implemented within the context of the Company's ARP.

The Company's expenses over the period 2000-2002 have been significantly affected by amortizations authorized by the MPUC and charged annually against earnings. The MPUC has specifically authorized the inclusion of these expenses in the Company's electric rates. Absent such regulatory authority, the expenses that gave rise to the amortizations would have been charged to operations when incurred. Instead, the recognition of such expenses have been deferred, and appear on the Consolidated Balance Sheets as assets on the strength of the regulatory authority to amortize them and to collect these amounts
from customers (thus the term "regulatory assets").   Although there
are a number of such authorized amortizations, the major ones include the amortization of purchased power contract buyouts/restructurings, Seabrook investment, deferred asset sale gain, and deferred employee transition costs. For a discussion of these regulatory assets and liabilities, see Notes 7 and 10 to the consolidated financial statements. Effective March 1, 2000, in connection with the implementation of new electric rates associated with the electric utility industry restructuring, the Company began amortizing certain stranded cost related regulatory assets and liabilities that had been previously deferred on the Company's balance sheets. Also, effective March 1, 2002, with the implementation of new stranded cost electric rates, certain of the previous amortizations were adjusted, and also the Company began amortizing new stranded cost related regulatory assets and liabilities that had been previously deferred on the
Company's balance sheets since March 1, 2000.   The following
summarizes the components of the regulatory amortizations for 2002, 2001 and 2000:

					     2002         2001         2000


Contract buyouts and restructuring     $20,274,191  $22,557,124  $22,311,448
Seabrook investment                      1,699,050    1,699,050    1,699,050
Deferred asset sale gain                (4,681,324)  (8,076,133)  (6,393,038)
Other stranded cost related regulatory
assets and liabilities                  (4,921,047)     386,908      382,295
Distribution related regulatory assets
and liabilities                          1,159,530    1,159,530    1,153,687
Employee transition costs                  458,021            -           -
				       -------------------------------------
Total Regulatory Amortizations         $13,988,421  $17,726,479  $19,153,442
				       -------------------------------------


The decrease in property and other taxes in 2002 in comparison to 2001 was principally due to a reduction in payroll taxes, resulting from the previously discussed corporate downsizing in 2002. This was offset somewhat by increased property taxes in 2002 caused by increases to
electric plant in service and higher property tax rates.   In December
2002, the Company filed with the Internal Revenue Service (IRS) a request for a change in the accounting for costs capitalized for income tax reporting purposes. This request, if accepted, could result in an approximately $6.7 million reduction in current income tax obligations. Management cannot predict the outcome of this filing with the IRS.

The increase in property and other taxes in 2001 relative to 2000 was due primarily to higher property taxes, resulting from electric plant additions and increased property tax rates.

The decrease in total federal and state income taxes in 2002 relative to 2001 was principally a function of the impact of $183,000 in additional income tax expense in 2001 in connection with disallowed investment tax credits, as well as adjustments in 2002 as a result of filing the year 2001 income tax returns. These decreases were offset by higher earnings in 2002. See Footnote 3 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.

The decrease in total federal and state income taxes for 2001 as compared to 2000 was principally a function of lower earnings in 2001 as compared to 2000.

OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENSE - Allowance for funds used during construction (AFDC), which includes carrying costs on certain regulatory assets and liabilities, decreased by approximately $219,000 in 2002 relative to 2001. The decrease was primarily a result of the implementation of new stranded cost rates on March 1, 2002, whereby the rate recovery of various regulatory assets began and the accrual of carrying costs ended.

AFDC increased by $835,000 in 2001 relative to 2000 due mainly to approximately $526,000 in carrying costs being recorded on the deferred asset sale gain in 2000. The Company also recorded increased carrying costs on exercised Penobscot Energy Recover Company (PERC) common stock warrants in 2001 relative to 2000. Offsetting these increases to some extent was less AFDC associated with lower levels of construction in 2001.

Other income, net of income taxes increased by approximately $2.1 million in 2002 compared to 2001. The increase is due mostly to the previously discussed $3.9 million in merger related costs incurred in 2001.

Other income, net of income taxes decreased by approximately $1.7 million in 2001 in comparison to 2000 principally as a result of a $1.2 million gain on the sale of the Company's formerly wholly-owned subsidiary Penobscot Gas in 2000. Also merger related costs were $3.9 million in 2001 as compared to $3 million in 2000. Finally, investment income was lower in 2001 due principally to reductions in the Company's available cash balances from the 1999 generation asset sale.

Long-term debt interest expense decreased $1.7 million in 2002 relative to 2001 due principally to repayments on the Company's long-term debt in each year. In June 2002 and 2001, the Company made $16.1 million and $15.1 million in principal payments, respectively, on the Company's Finance Authority of Maine (FAME) Revenue Notes. Also, monthly principal payments on the $24.8 million medium term notes, which were fully repaid in July 2002, amounted to approximately $5.5 million and $6.2 million, respectively, in 2002 and 2001. Also reducing 2002 long-term debt interest expense was the retirement of the $20 million in 7.38% first mortgage bonds at the end of July 2002. These decreases were offset to some extent by additional interest expense in 2002 resulting from the issuance of a $13.7 million note in October 2001 with the Municipal Review Committee (MRC) in connection with the exercise of common stock warrants.

Long-term debt interest expense decreased $1.4 million in 2001 in relation to 2000 due primarily to the 2001 repayments on the Company's long-term debt discussed above, as well as debt repayments in 2001. In June 2000, the Company made a $14 million principal payment on the FAME Revenue Notes. Also, monthly principal payments on the $24.8 million
medium term notes amounted approximately $5.5 million in 2000.   These
were offset to some extent by interest expense in 2001 associated with the $13.7 million MRC note issued in October 2001.

Other interest expense increased approximately $170,000 in 2002 relative to 2001 principally to higher interest expense as a result of increased borrowings under the Company's revolving credit facility. Weighted average borrowings outstanding were approximately $21.8 million in 2002 as compared to $3 million in 2001. The increased borrowings were necessitated to some extent by the funding of debt service payments ($16.1 million in principal plus interest) on the FAME Revenue Notes at the end of June 2002 and the retirement of $20 million in 7.38% first mortgage bonds in July 2002. Also, other interest expense was impacted somewhat by a $125,000 reduction in amortization of debt issuance costs in 2002 due to the expiration of certain amortizations and lower short-term interest rates in 2002.

Other interest expense increased by approximately $116,000 in 2001 in relation to 2000 due principally to borrowings and fees under the Company's revolving credit facility. In 2000 there were no borrowings under the revolving credit facility. This was offset to some extent by a reduction in the amortization of debt issuance costs in 2001 as a result of the end of the amortization period of certain deferred debt issuance costs in June 2001 and June 2000.

Liquidity, Capital Requirements, and Capital Resources
------------------------------------------------------
The Consolidated Statements of Cash Flows reflect events for the years ended December 2002, 2001 and 2000 as they affect the Company's liquidity. Net cash provided by operations was approximately $33.9 million in 2002, $25.3 million in 2001 and $37.6 million in 2000.

The approximately $8.6 million increase in operating cash flows in 2002
relative to 2001 was due to several factors.   The single largest item
affecting the comparability of operating cash flows in the two years was approximately $14.2 million in payments in 2001 in connection with the exercise of the Company's common stock warrants (See Note 7 to the Consolidated Financial Statements). Also increasing operating cash flows in 2002 as compared to 2001 was the impact of the approximately $3.9 million in incremental merger related costs that were incurred in 2001. Operating cash flows are also impacted in each period by the standard-offer service. In 2002, the Company's standard-offer service costs exceeded revenues by approximately $2.1 million, while in 2001, revenues exceeded associated costs by approximately $8.8 million. Changes in accounts receivable and accounts payable in the statement of cash flows are also greatly impacted by the standard-offer related revenues and purchased power obligations. Negatively impacting operating cash flows in 2002 was $3.5 million in payments associated with benefits provided to terminated employees in connection with the previously discussed cost reduction efforts.

The approximately $12.3 million reduction in operating cash flows in
2001 in relation to 2000 was the result of several factors.   The
largest single item impacting this change was cash payments to the PERC common stock warrant holders in connection with the exercise of warrants in each period. In 2001 approximately $14.2 million in payments were made to the holders of the warrants, while in 2000 these payments amounted to only $2.1 million. Cash flows from operations were further impacted in 2001 by lower earnings as compared to the year 2000. Operating cash flows are also impacted in both 2001 and 2000 by the standard-offer service. In 2001, the Company's standard-offer service revenues exceeded associated costs by approximately $8.8 million, while in 2000, the costs exceeded revenues by approximately $3 million. Changes in accounts receivable and accounts payable in the statement of cash flows are also greatly impacted by the standard-offer related revenues and purchased power obligations. Also cash flows were negatively impacted by a $.008/kWh rate reduction provided to certain large customers starting in April 2001. While the earnings impact of the rate discounts is negated by additional asset sale gain amortization to offset the rate discounts, cash flows are negatively impacted by providing the $2.5 million in rate discounts over the 10 1/2 month period the reduced rates were in effect.

Enhancing cash flows to some extent in 2001 was the receipt in October 2001 of $2.6 million associated with the settlement of a dispute regarding the sale of a jointly owned property in which the Company had an interest. See Note 10 to the Consolidated Financial Statements for a discussion of this transaction.

The following summarizes the Company's capital expenditures for each of 2002, 2001 and 2000:

($000's)                              2002        2001         2000

Electric distribution system       $ 7,916     $ 9,513      $ 8,188

Electric transmission system         1,415       1,590        4,184

Other, including general
  property and software                763       5,245        4,309
				   --------------------------------
Total capital expenditures         $10,094     $16,348      $16,681
				   --------------------------------


Other capital expenditures in 2001 and 2000 included significant amounts in connection with customer information system changes necessitated by the restructuring of the electric industry on March 1, 2000. The Company expects its capital expenditures to total between $35 and $40 million over the next three years, although it may be necessary to adjust the budget for capital expenditures on a year-to-year basis.

As previously discussed, in July 2000 the Company received $1.25 million in connection with the sale of Penobscot Gas.

In 2002, the Company made $9.5 million in common dividend payments to its parent company, Emera, while in 2001, four quarterly common dividend payments of $.20 per share were paid to previous common shareholders. The increase in dividends paid on common stock in 2001 as compared to 2000 was due to an increase in the common dividend from $.15 to $.20 per share in March 2000.

The increase in payments on long-term debt in 2002 was due principally to higher monthly principal payments on the $24.8 million medium term notes in 2002 as compared to 2001, and at the end of June 2002 the Company made a $16.1 million principal payment on the FAME revenue notes, as compared to a $15.1 million principal payment at the end of June 2001. Also, in July 2002 the Company retired $20 million of 7.38% first mortgage bonds. Finally, the Company made approximately $1.5 million of principal payments in 2002 on the $13.7 million MRC note as compared to approximately $433,000 in payments in 2001.

In 2000, the Company made $19.5 million in repayments on long-term debt, including a $14 million principal payment at the end of June 2000 on the FAME Revenue Notes and $5.5 million in payments on the $24.8 million medium term notes.

In connection with the final principal and interest payment on the $24.8 million medium term notes in 2002, the Company utilized $1.5 million of funds that had been maintained in a capital reserve fund since this debt had been issued in 1998.

As discussed in Note 5 to the consolidated financial statements, in December 2002, the Company received $20 million in proceeds in connection with the issuance of 6.09% senior unsecured notes.
The proceeds were utilized to paydown outstanding amounts under the Company's revolving credit facility.

The Company had maintained full borrowing capacity under its revolving credit facility from the second quarter of 1999 through June 2001, but it became necessary to renew borrowings under the revolving line in June 2001 to fund the required FAME debt payment of $15.1 million. The Company's utilization of the line of credit was also impacted by the merger costs in 2001 and the cash payments to common stock warrant holders. The Company's borrowings under this arrangement amounted to $8 million at December 31, 2001.

On June 29, 2001, the Company extended the revolving credit agreement until October 1 and then until March 31, 2002, and the agreement was further extended until June 30, 2003 with some modifications. The facility was increased to $60 million to accommodate the certain debt retirements in 2002, another pricing level was added to recognize the Company's improved credit and certain modifications were made to some of the financial covenants. Also, the Company entered into a promissory note that allows the Company to borrow up to an additional $10 million. This unsecured facility is used by the Company to manage working capital needs, and the interest rate setting mechanism and other major terms of the note
are similar to terms in the revolving credit agreement.   The Company's
outstanding borrowings under these short-term borrowing facilities amounted to $16 million at December 31, 2002.

Capital and operating needs in 2002, 2001 and 2000 were met through internally generated funds, the Company's revolving credit line and generation asset sale proceeds. Under the current projections of cash needs, the new credit facilities discussed above should provide adequate borrowing capacity or other longer-term financing vehicles.

The Company has approximately $81.2 million of first mortgage bonds and other long-term debt maturities in the period 2003-2007.

CONTRACTUAL CASH OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS - The following tables quantify the Company's future contractual obligations and commercial commitments as of December 31, 2002 ($ in 000's):

					  Payments Due by Period
					  ----------------------
				     Less than                         After 5
Contractual Obligations:     Total     1Year   1-3 years   4-5 years    years
-----------------------      -----     -----   ---------   ---------    -----

Long-term Debt             $152,196   $34,137   $43,661    $  5,276   $ 69,122

Operating Leases              2,242       860       993         389          -

Long-term Purchased
  Power Commitments         278,992    22,516    35,541      31,365    189,570
			   --------   -------   -------    --------    -------
Total Contractual Cash
  Obligations              $433,430   $57,513   $80,195     $37,030   $258,692
			   ========   =======   =======     =======   ========

See Notes 5 and 7 to the consolidated financial statements for a discussion of the Company's long-term debt obligations and long-term purchased power contract commitments.

			      Amount of Committed Expiration per Period
			      -----------------------------------------
			Total
Other Commercial       Amounts   Less than                           After 5
 Commitments:         Committed    1Year    1-3 years    4-5 years    years
 -----------          ---------    -----    ---------    ---------    -----

Lines of Credit        $54,000    $54,000    $      -     $      -   $     -
		       -------    -------    --------     --------   -------
Total Commercial
  Commitments          $54,000    $54,000    $      -     $      -   $     -
		       =======    =======    ========     ========   =======

See Note 5 to the consolidated financial statements for a discussion of the Company's short-term credit facilities.


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

After extensive discovery and resolution of certain preliminary issues by the court, in December 2001 Maine Yankee and Federal entered into a settlement agreement pursuant to which Federal paid Maine Yankee $44 million on January 18, 2002. The settlement was reflected on Maine Yankee's 2001 financial statements. That amount represented full payment under the performance bond, plus an additional amount under the payment bond reflecting certain payments previously made by Maine Yankee to subcontractors and suppliers who had not been fully paid by Stone & Webster. Maine Yankee deposited the payment in its decommissioning trust fund to offset past and future expenses resulting from the failures of Stone & Webster.

In addition, Maine Yankee has continued to pursue its claims for damages that was originally filed against Stone & Webster and its parent corporations in August 2000 in the Bankruptcy Court in Delaware. After recognizing the payment from Federal, Maine Yankee asserted a right to recover an additional $21 million in that court from the bankrupt estates. In February 2002 Stone & Webster filed a claim for approximately $7 million against Maine Yankee in the Bankruptcy Court in Delaware for alleged breaches of contract and to subordinate any Maine Yankee claims. On May 30, 2002, the court concluded extensive hearings and argument by allowing a claim in favor of Maine Yankee under section 502(c) of the Bankruptcy Code, in the estimated amount of $20.8 million against each of the three principal bankrupt estates (jointly and severally). The Court's ruling also effectively precluded approximately $4 million of Stone & Webster's February 2002 claim against Maine Yankee, while offering no opinion or findings on the remainder, the resolution of which will, if necessary, be the subject of further proceedings. The actual cash amount to be recovered by Maine Yankee on this allowed claim remains contingent on a number of factors beyond Maine Yankee's control, including without limitation the extent to which the bankrupt estates ultimately have assets available to pay the claim, the final disposition of Stone & Webster's February 2002 claim, and possible reconsideration of the ruling in the future based on actual expenses of completing the decommissioning. Maine Yankee therefore cannot predict the final outcome of the Bankruptcy Court proceeding.

MAINE YANKEE - NUCLEAR FUEL STORAGE - Federal legislation enacted in 1987 directed the Department of Energy (DOE) to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) repository at Yucca Mountain, Nevada. The project has encountered delays, and the DOE has indicated that the permanent disposal site is not expected to open before 2010, although originally scheduled to open in 1998.

In accordance with the process set forth in the legislation, in February 2002 the Secretary of Energy recommended the Yucca Mountain site to the President for the development of a nuclear waste repository, and the President then recommended development of the site to the Congress. As provided in the statutory procedure, the State of Nevada formally objected to the site in April 2002, and in July 2002 the Congress overrode the objection. Construction of the repository requires the approval of the Nuclear Regulatory Commission (NRC), upon application of the DOE and after a public adjudicatory hearing, as well as a second NRC approval after completion of construction to operate the facility. The Company cannot predict the timing or results of those proceedings.

In November 1997 the U.S. Court of Appeals for the District of Columbia Circuit confirmed the obligation of the DOE under the Nuclear Waste Policy Act of 1982 to take responsibility for spent nuclear fuel from commercial reactors in January 1998. After an unsuccessful effort by Maine Yankee in the same court to compel the DOE to take Maine Yankee's spent fuel, in June 1998 Maine Yankee filed a claim for money damages in the U.S. Court of Federal Claims for the costs associated with the DOE's default. In November 1998 the Court granted summary judgment in favor of Maine Yankee, ruling that the DOE had violated its contractual obligations, but leaving the amount of damages incurred by Maine Yankee for later determination by the Court. Since then the parties have been engaged in extensive discovery and resolution of pre-trial issues in the damages phase of the proceeding. Maine Yankee is pursuing its claim for determination of damages vigorously, but cannot predict the outcome or timing of the determination.

At the same time, as an interim measure until the DOE meets its contractual obligation to dispose of Maine Yankee's spent fuel at Yucca Mountain or elsewhere, the Company constructed an independent spent fuel storage installation (ISFSI), utilizing dry-cask storage, on the Plant site and is in the process of transferring the spent fuel from the spent-fuel pool to the individual casks and the casks to the ISFSI. The company's total cost of maintaining the ISFSI will be substantially affected by heightened security costs and by the length of time it is required to operate the ISFSI before the DOE honors its contractual obligation to take the fuel from the site. The Company's current decommissioning cost estimated is based on an assumption that its operation of the ISFSI will end in 2023, but the actual period of operation and cost may vary.

On January 15, 2003, the Company notified NAC International (NAC), the contractor responsible for providing for the fabrication of the spent-fuel casks and transferring the fuel to the casks and the casks to the ISFSI, that the Company was terminating its contract with NAC pursuant to the terms of the contract. NAC had been experiencing financial difficulties and had requested relief from the terms of the contract. Maine Yankee believes that NAC had also failed to perform its contractual obligations in accordance with the terms of the contract and provide adequate assurance of its ability to do so in the future. NAC has indicated that it disputes Maine Yankee's basis for terminating the contract and has served Maine Yankee with a demand to arbitrate the dispute, while at the same time the parties have been in negotiations to resolve the situation. In the meantime, Maine Yankee has entered into contracts with the major subcontractors and resumed the transfer of fuel to the ISFSI under its own management. Maine Yankee believes that its termination of the NAC contract was legally justified, but cannot predict the outcome of the negotiations or arbitration proceeding.

In connection with the state of Maine's electric industry restructuring law, the Company was allowed the recovery of Maine Yankee decommissioning costs as a component of its stranded costs. In the Company's stranded cost rate orders from the MPUC that became effective on March 1, 2000 and 2002, the Company was allowed to defer the amount of any future FERC ordered changes in Maine Yankee's decommissioning collections. Consequently, management does not believe that Maine Yankee's decommissioning contractor difficulties or nuclear fuel storage issues will have a material adverse impact on the Company's results of operations, financial condition or cash flows.

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

The Company has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for this waste disposal site. Additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. At December 31, 2002, the liability recorded by the Company for its estimated environmental remediation costs amounted to approximately $411,000. The Company's actual future environmental remediation costs may be different as additional factors become known. In 2002 the Company expended approximately $171,000 in operations to comply with environmental standards for air, water and hazardous materials.

NEW ACCOUNTING PRONOUNCEMENT - In June 2002, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

Management does not believe that the implementation of this Statement will materially impact the Company's financial position, earnings or cash flows, principally as a result of the regulatory accounting utilized by the Company.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). Along with new disclosure requirements, FIN 45 requires guarantors to recognize at the inception of certain guarantees a liability for the fair value of the obligation undertaken in issuing the guarantee. This differs from the current practice to record a liability only when a loss is probable and reasonably estimable. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material effect on the Company's results of operations or financial position.

In December 2002, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the impact of the adoption of FIN 46 and does not anticipate that it will have a material effect on the Company's result of operations or financial position.

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

Pension and Other Postretirement Benefits - Assumptions used in determining projected benefit obligations and the fair values of plan assets for the Company's pension plans and other postretirement benefit plans are evaluated periodically by management in consultation with outside actuaries. Changes in assumptions are based on relevant company data, such as rate of increase in compensation levels and the long-term rate of return on plan assets. Critical assumptions, such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets and health care cost projections, are evaluated and updated annually. The Company has assumed that the expected long-term rate of return on plan assets will be 8%, a 1% reduction from the assumption utilized in 2001.

At the end of each year, the Company determines the discount rate that reflects the current rate at which pension liabilities could be effectively settled. This rate should be in line with rates for high quality fixed income investments available for the period to maturity of the pension benefits, and changes as long-term interest rates change. At year-end 2002, we determined this rate to be 6.75%. Postretirement benefit plan discount rates are the same as those used by our defined benefit pension plan in accordance with the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

In the fourth quarter of 2002, the Company recorded a non-cash adjustment to equity through other comprehensive loss of approximately $2 million to reflect additional minimum pension liability. Based on the current assumptions, as well as the impact of recent market declines in the value of pension assets, the Company estimates that the pension expense for 2003 will increase approximately $1.5 million over the 2002 expense. Also, the Company will be required to start making contributions to its pension plan in 2003, amounting to approximately $2.1 million.

The trend in health care costs is difficult to estimate and it has an important effect on postretirement liabilities. The 2002 health care cost trend rate, which is the weighted average annual projected rate of increase in the per capita cost of covered benefits, was 9%. This rate is assumed to decrease to 5% by 2008 and then remain at that level.

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

FORWARD LOOKING STATEMENTS - Management's discussion and analysis of results of operations and financial condition contains items that are "forward-looking" as defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Factors that might cause such differences include, but are not limited to, the Company's merger with Emera, future economic conditions, relationships with lenders, earnings retention and dividend payout policies, developments in the legislative, regulatory and competitive environments in which the Company operates and other circumstances that could affect revenues and costs.


ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


Item 8
------
Financial Statements & Supplementary Data
-----------------------------------------

               BANGOR HYDRO-ELECTRIC COMPANY
             CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31,
                                                                                             Predecessor
                                                                                             -----------
                                                                                                Period From
                                                                               Period From      January 1,
                                                                               Acquisition         2001
                                                                                 Date to          Through
                                                                               December 31,     Acquisition
                                                                  2002             2001            Date            2000
                                                                  ----             ----            ----            ----
Electric Operating Revenues:
    Electric operating revenue (Note 1)                     $ 115,829,181    $ 29,919,908    $  83,946,328    $ 126,852,407
    Off-system sales (Note 7)                                  39,712,482       4,234,118       14,718,171       19,351,606
    Standard offer service (Note 10)                           12,195,953      17,476,348       67,112,864       66,133,532
                                                            -------------    ------------    -------------    -------------
                                                            $ 167,737,616    $ 51,630,374    $ 165,777,363    $ 212,337,545
                                                            -------------    ------------    -------------    -------------
Operating Expenses:
    Fuel for generation and purchased power (Notes 1 and 4) $  61,670,112    $  8,670,095    $  25,978,835    $  44,509,554
    Standard offer service purchased power (Note 10)           11,507,606      16,945,383       65,893,732       65,552,980
    Other operation and maintenance (Notes 1 and 6)            34,572,636       9,502,542       27,297,029       35,310,660
    Depreciation and amortization (Note 1)                     10,549,148       2,198,158        7,826,371        9,158,885
    Regulatory amortizations (Notes 7, 8 and 10)               13,988,421       4,345,577       13,380,902       19,153,442
    Taxes -
       Local property and other                                 4,859,734       1,181,771        3,817,948        4,795,698
       Income (Note 3)                                          6,553,102       2,038,384        4,713,760        7,432,261
                                                            -------------    ------------    -------------    -------------
                                                            $ 143,700,759    $ 44,881,910    $ 148,908,577    $ 185,913,480
                                                            -------------    ------------    -------------    -------------
Operating Income                                            $  24,036,857    $  6,748,464    $  16,868,786    $  26,424,065

Other Income And (Deductions):
    Allowance for equity funds used during
      construction (Note 1)                                       497,920         139,532          464,541          158,698
    Other, net of applicable income taxes (Notes 2 and 3)         805,363         157,452       (1,416,135)         454,715
                                                            -------------    ------------    -------------    -------------
Income Before Interest Expense                              $  25,340,140    $  7,045,448    $  15,917,192    $  27,037,478
                                                            -------------    ------------    -------------    -------------
Interest Expense:
    Long-term debt (Note 5)                                 $  12,145,601    $  3,393,733  $    10,429,419  $    15,211,905
    Other (Note 5)                                              1,179,320         286,443          722,586          893,455
    Allowance for borrowed funds used during
     construction (Note 1)                                       (446,083)       (135,676)        (423,431)        (169,929)
                                                            -------------    ------------    -------------    -------------
                                                            $  12,878,838    $  3,544,500    $  10,728,574    $  15,935,431
                                                            -------------    ------------    -------------    -------------
Net Income                                                  $  12,461,302    $  3,500,948    $   5,188,618    $  11,102,047

Dividends On Preferred Stock (Note 4)                             265,570          66,429          199,141          265,570
                                                            -------------    ------------    -------------    -------------
Earnings Applicable To Common Stock                         $  12,195,732    $  3,434,519    $   4,989,477    $  10,836,477
                                                            =============    ============    =============    =============
Weighted Average Number Of Shares Outstanding (Note 4)          7,363,424       7,363,424        7,363,424        7,363,424
                                                            -------------    ------------    -------------    -------------
Earnings Per Common Share (Note 4):
    Basic                                                   $        1.66    $        .47    $         .67    $        1.47
    Diluted                                                          1.66             .47              .61             1.30
                                                            -------------    ------------    -------------    -------------
Dividends Declared Per Common Share                         $        1.29    $         -     $         .60    $         .80
                                                            -------------    ------------    -------------    -------------

The accompanying notes are an integral part of these consolidated financial statements.


Item 8
------
Financial Statements & Supplementary Data
-----------------------------------------

                            BANGOR HYDRO-ELECTRIC COMPANY
                             CONSOLIDATED BALANCE SHEETS
                                    December 31,




Assets                                                                                     2002            2001
                                                                                           ----            ----
Investment In Utility Plant:
    Electric plant in service, at original cost (Note 11)                            $ 333,410,221   $ 328,559,986
    Less - Accumulated depreciation and amortization (Note 1)                           97,473,295      93,984,836
                                                                                     -------------   -------------
                                                                                     $ 235,936,926   $ 234,575,150
    Construction work in progress (Note 1)                                               5,933,988       7,307,837
                                                                                     -------------   -------------
                                                                                     $ 241,870,914   $ 241,882,987
    Investments in corporate joint ventures: (Notes 1 and 7)
       Maine Yankee Atomic Power Company                                             $   4,033,846   $   4,421,884
       Maine Electric Power Company, Inc.                                                1,004,473         853,562
                                                                                     -------------   -------------
                                                                                     $ 246,909,233   $ 247,158,433
                                                                                     -------------   -------------
Other Investments, at cost (Note 9)                                                  $   3,590,720   $   3,497,681
                                                                                     -------------   -------------
Funds held by trustee, at cost (Notes 5 and 9)                                       $  21,191,940   $  22,694,648
                                                                                     -------------   -------------
Current Assets:
    Cash and cash equivalents (Notes 1 and 9)                                        $     988,752   $     884,617
    Accounts receivable, net of reserve ($1,085,052 in 2002 and $761,000 in 2001)       21,027,291      19,268,889
    Unbilled revenue receivable (Note 1)                                                 8,318,821      15,379,708
    Inventories, at average cost:
       Material and supplies                                                             2,466,988       2,531,853
       Fuel oil                                                                             44,860          53,320
    Prepaid expenses                                                                       285,212         671,267
                                                                                     -------------   -------------
       Total current assets                                                          $  33,131,924   $  38,789,654
                                                                                     -------------   -------------
Regulatory Assets and Deferred Charges:
    Goodwill-EMERA Acquisition (Note 2)                                              $  82,537,291   $  82,537,291
    Investment in Seabrook nuclear project, net of accumulated amortization
       of $36,969,396 in 2002 and $35,270,346 in 2001 (Notes 8 and 10)                  21,872,679      23,571,729
    Costs to terminate/restructure purchased power contracts, net of accumulated
       amortization of $166,003,281 in 2002 and $145,729,090 in 2001 (Notes 7 and 10)   72,675,931      92,057,206
    Maine Yankee decommissioning costs (Notes 7 and 10)                                 31,101,273      37,306,576
    Above-market purchased power contract obligation (Notes 10 and 13)                  63,341,000      73,954,000
    Other regulatory assets (Notes 3, 5, 6, 7 and 10)                                   57,843,677      52,657,562
    Other deferred charges (Note 6)                                                      6,535,328       4,019,969
                                                                                     -------------   -------------
       Total regulatory assets and deferred charges                                  $ 335,907,179   $ 366,104,333
                                                                                     -------------   -------------
          Total Assets                                                               $ 640,730,996   $ 678,244,749
                                                                                     =============   =============

The accompanying notes are an integral part of these consolidated financial statements.




Item 8
------
Financial Statements & Supplementary Data
-----------------------------------------

                            BANGOR HYDRO-ELECTRIC COMPANY
                             CONSOLIDATED BALANCE SHEETS
                                    December 31,




Stockholders' Investment and Liabilities                                                   2002            2001
                                                                                           ----            ----
Capitalization: (see accompanying statement)
    Common stock investment (Notes 4 and 6)                                          $ 206,266,149   $ 205,556,673
    Preferred stock  (Note 4)                                                            4,734,000       4,734,000
    Long-term debt, net of current portion (Notes 5 and 9)                             118,058,636     131,967,827
                                                                                     -------------   -------------
         Total capitalization                                                        $ 329,058,785   $ 342,258,500
                                                                                     -------------   -------------
Current Liabilities:
    Notes payable - banks (Note 5)                                                   $  16,000,000   $   8,000,000
                                                                                     -------------   -------------
    Other current liabilities -
      Current portion of long-term debt  (Notes 5 and 9)                             $  34,137,342   $  43,245,891
      Accounts payable                                                                  20,281,376      22,491,785
      Dividends payable                                                                     66,429          66,429
      Accrued interest                                                                   2,092,608       2,663,225
      Customers' deposits                                                                  572,291         572,867
      Current income taxes (refundable) payable                                           (355,008)      1,916,892
                                                                                     -------------   -------------
         Total other current liabilities                                             $  56,795,038   $  70,957,089
                                                                                     -------------   -------------
         Total current liabilities                                                   $  72,795,038   $  78,957,089
                                                                                     -------------   -------------
Regulatory and Other Long-term Liabilities (Note 3)
    Deferred income taxes - Seabrook                                                 $  11,337,954   $  12,223,523
    Other accumulated deferred income taxes                                             48,947,440      47,405,476
    Maine Yankee decommissioning liability (Note 7)                                     31,101,273      37,306,576
    Deferred gain on asset sale (Note 10)                                                9,888,574      14,574,316
    Above-market purchased power contract obligation (Note 13)                          63,341,000      73,954,000
    Other regulatory liabilities (Notes 7 and 10)                                       11,264,848      18,961,715
    Unamortized investment tax credits                                                   1,185,596       1,311,928
    Accrued pension and postretirement benefit costs (Note 6)                           50,494,119      39,655,265
    Other long-term liabilities (Notes 7 and 11)                                        11,316,369      11,636,361
                                                                                     -------------   -------------
         Total regulatory and other long-term liabilities                            $ 238,877,173   $ 257,029,160
                                                                                     -------------   -------------
            Total Stockholders' Investment and Liabilities                           $ 640,730,996   $ 678,244,749
                                                                                     =============   =============

The accompanying notes are an integral part of these consolidated financial statements.


Item 8
------
Financial Statements & Supplementary Data
-----------------------------------------

                            BANGOR HYDRO-ELECTRIC COMPANY
                      CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                    December 31,


                                                                                              2002           2001
                                                                                              ----           ----
Common Stock Investment (Notes 1, 2 and 4)
     Common stock, no par value, stated value  $5 per share-                         $  36,817,120  $  36,817,120
          Authorized -- 10,000,000 shares
          Outstanding -- 7,363,424 shares
     Amounts paid in excess of par value                                               165,352,312    165,352,312
     Accumulated other comprehensive loss (Note 6)                                      (2,033,534)       (47,278)
     Retained earnings                                                                   6,130,251      3,434,519
                                                                                     -------------  -------------
          Total common stock investment                                              $ 206,266,149  $ 205,556,673
Preferred Stock, Non-participating, cumulative, par value $100 per share,            -------------  -------------
     authorized 600,000 shares (Note 4):
          Not redemable or redeemable solely at the option of the issuer-
             7%, Noncallable, 25,000 shares authorized and outstanding               $   2,500,000  $   2,500,000
             4.25%, Callable at $100, 4,840 shares authorized and outstanding              484,000        484,000
             4%, Series A, Callable at $110, 17,500 shares authorized and outstanding    1,750,000      1,750,000
                                                                                     -------------  -------------
                                                                                     $   4,734,000  $   4,734,000
Long-Term Debt (Notes 5 and 9)                                                       -------------  -------------
     First Mortgage Bonds-
         10.25%  Series due 2020                                                     $  30,000,000  $  30,000,000
           8.98%  Series due 2022                                                       20,000,000     20,000,000
           7.30%  Series due 2003                                                       15,000,000     15,000,000
           7.38%  Series due 2002                                                                -     20,000,000
                                                                                     -------------  -------------
                                                                                     $  65,000,000  $  85,000,000
     Other Long-Term Debt-                                                           -------------  -------------
         Finance Authority of Maine - Taxable Electric Rate
              Stabilization Revenue Notes, 7.03% Series 1995A, due 2005              $  55,400,000  $  71,500,000
         Medium Term Notes, Variable interest rate-LIBO rate plus 1.125%, due 2002               -      5,460,000
         Municipal Review Committee Note, 5%, due 2008                                  11,780,660     13,234,394
         Senior unsecured note, 6.09%, due 2012                                         20,000,000              -
         Other miscellaneous notes payable, 3.90%, due 2006                                 15,318         19,324
                                                                                     -------------  -------------
                                                                                     $  87,195,978  $  90,213,718
              Less:  Current portion of long-term debt                                  34,137,342     43,245,891
                                                                                     -------------  -------------
                                                                                     $  53,058,636  $  46,967,827
                                                                                     -------------  -------------
              Total Long-Term Debt                                                   $ 118,058,636  $ 131,967,827
                                                                                     -------------  -------------
                   Total Capitalization                                              $ 329,058,785  $ 342,258,500
                                                                                     =============  =============
The accompanying notes are an integral part of these consolidated financial statements.

Item 8
------
Financial Statements & Supplementary Data
-----------------------------------------

                    BANGOR HYDRO-ELECTRIC COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the years ended December 31,
                                                                                                    Predecessor
                                                                                                    -----------
                                                                                       Period From     Period From
                                                                                       Acquisition     January 1,
                                                                                         Date to      2001 Through
                                                                                       December 31,    Acquisition
                                                                                2002       2001           Date              2000
                                                                      -------------- ------------   -------------  -------------
Cash Flows From Operating Activities:
  Net income                                                          $   12,461,302 $  3,500,948   $   5,188,618   $  11,102,047
    Adjustments to reconcile net income to net cash
       from operating activities:
           Depreciation and amortization                                  10,549,148    2,198,158       7,826,371       9,158,885
           Amortization of Seabrook nuclear project (Note 8)               1,699,050      424,763       1,274,287       1,699,050
           Amortization of contract buyouts and restructuring (Note 7)    20,274,191    5,639,281      16,917,843      22,311,448
           Amortization of deferred asset sale gain (Note 10)             (4,681,324)  (2,105,076)     (5,971,057)     (6,393,038)
           Other amortizations                                            (3,330,048)     375,024       1,193,607       1,896,179
           Allowance for equity funds used during construction (Note 1)     (497,920)    (139,532)       (464,541)       (158,698)
           Deferred income tax provision and amortization of
               investment tax credits (Note 3)                             1,625,652     (212,917)     (5,976,077)     (2,765,264)
           Gain on sale of subsidiary                                            -              -               -      (1,205,727)
           Deferred Maine Yankee replacement power cost write-off (Note 7)       -              -               -       1,992,848
    Changes in assets and liabilities:
           Costs to restructure purchased power contract (Note 7)           (750,000)    (250,000)       (750,000)     (1,000,000)
           Deferred standard-offer service costs (Note 10)                (2,138,380)   4,265,218       4,580,779      (2,988,823)
           Deferred special rate contract revenues (Note 10)                (115,711)    (910,954)     (1,404,194)     (1,368,948)
           Employee transition costs (Note 10)                            (3,535,097)           -               -               -
           Exercise of PERC warrants-cash paid in lieu of
             issuing shares (Note 7)                                             -     (4,951,550)     (9,225,892)     (2,129,387)
           Deferred Wyman#4 litigation settlement proceeds (Note 10)             -      2,592,294               -               -
           Deferred incremental Maine Yankee costs (Note 7)                      -              -               -         807,616
           Deferred costs associated with generation asset sale (Note 10)        -              -               -         107,765
           Accounts receivable, net and unbilled revenue                   5,302,485   (1,291,684)      1,298,321      (5,113,248)
           Accounts payable                                               (3,759,662)  (1,032,699)     (1,359,942)     10,609,785
           Accrued interest                                                 (570,617)    (703,043)        837,030         (23,521)
           Current and deferred income taxes                              (2,271,900)    (293,705)      2,253,111         (10,093)
           Accrued pension and postretirement benefit costs (Note 6)       4,294,357      840,025       2,183,113         823,049
           Other current assets and liabilities, net                         458,802     (257,941)        580,127         202,486
           Other, net                                                     (1,086,422)    (256,505)     (1,150,926)         65,770
                                                                      -------------- ------------   -------------   -------------
Net Increase in Cash From Operating Activities:                       $   33,927,906 $  7,430,105   $  17,830,578   $  37,620,181
Cash Flows From Investing Activities:                                 -------------- ------------   -------------   -------------
     Construction expenditures                                        $  (10,094,378)$ (6,264,489)  $ (10,083,839)  $ (16,680,501)
     Allowance for borrowed funds used during construction (Note 1)         (446,083)    (135,676)       (423,431)       (169,929)
     Proceeds from sale of subsidiary                                            -               -              -       1,250,000
                                                                      -------------- ------------   -------------   -------------
Net Decrease in Cash From Investing Activities                        $  (10,540,461)$ (6,400,165)  $ (10,507,270)  $ (15,600,430)
Cash Flows From Financing Activities:                                 -------------- ------------   -------------   -------------
     Dividends on preferred stock                                     $     (265,570)$    (66,380)  $    (199,190)  $    (265,570)
     Dividends on common stock                                            (9,500,000)  (1,472,685)     (4,418,054)     (5,522,567)
     Payments on long-term debt (Note 5)                                 (43,017,740)  (2,054,457)    (19,720,645)    (19,460,000)
     Capital reserve funds used in repayment on long-term debt             1,500,000            -               -               -
     Proceeds from issuance of long-term debt (Note 5)                    20,000,000            -               -               -
     Short-term debt, net (Note 5)                                         8,000,000    2,000,000       6,000,000               -
                                                                      -------------- ------------   -------------   -------------
Net Decrease in Cash From Financing Activities                        $  (23,283,310)$ (1,593,522)  $ (18,337,889)  $ (25,248,137)
                                                                      -------------- ------------   -------------   -------------
Net Increase (Decrease) in Cash and Cash Equivalents                  $      104,135 $   (563,582)  $ (11,014,581)  $  (3,228,386)
Cash and Cash Equivalents at Beginning of Year                               884,617    1,448,199      12,462,780      15,691,166
                                                                      -------------- ------------   -------------   -------------
Cash and Cash Equivalents at End of Year                              $      988,752 $    884,617   $   1,448,199   $  12,462,780
                                                                      ============== ============   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

Item 8
------
Financial Statements & Supplementary Data
-----------------------------------------

                       BANGOR HYDRO-ELECTRIC COMPANY
           CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT



                                                                                                  Accumulated
                                                               Amounts Paid                            Other      Total Common
                                                    Common     in Excess of        Retained    Comprehensive             Stock
                                                     Stock        Par Value        Earnings             Loss        Investment
                                             -------------    -------------   -------------   ----------------   -------------
Balance December 31, 1999                     $36,817,120     $ 58,890,342     $37,014,433     $          -      $132,721,895
Net income                                              -                -      11,102,047                -        11,102,047
Cash dividends declared on-
     Preferred stock                                    -                -        (265,570)               -          (265,570)
     Common stock                                       -                -      (5,890,738)               -        (5,890,738)
Exercise of warrants-cash paid
     in lieu of issuing shares (Note 4)                 -         (247,975)              -                -          (247,975)
                                              -----------     ------------     -----------     --------------    -------------
Balance December 31, 2000                     $36,817,120     $ 58,642,367     $41,960,172     $          -      $137,419,659
Net income                                              -                -       8,689,566                -         8,689,566
Other comprehensive loss net of taxes:
     Unrealized loss on interest rate swap              -                -               -          (47,278)          (47,278)
                                                                                                                 ------------
         Total comprehensive income                                                                                 8,642,288
                                                                                                                 ------------
Merger transactions (net) (Note 2)                      -      120,890,928     (42,531,595)             -          78,359,333
Cash dividends declared on-
     Preferred stock                                    -                -        (265,570)             -            (265,570)
     Common stock                                       -                -      (4,418,054)             -          (4,418,054)
Exercise of warrants-cash paid
     in lieu of issuing shares (Note 4)                 -      (14,180,983)            -                -         (14,180,983)
                                              -----------     ------------     -----------     ------------      ------------
Balance December 31, 2001                     $36,817,120     $165,352,312     $ 3,434,519     $    (47,278)     $205,556,673
Net income                                              -                -      12,461,302                         12,461,302
Other comprehensive loss net of taxes:
     Unrealized gain on interest rate swap              -                -               -           47,278            47,278
     Minimum pension liability (Note 6)                 -                -               -       (2,033,534)       (2,033,534)
                                                                                                                 ------------
         Total comprehensive income                                                                                10,475,046
Cash dividends declared on-                                                                                      ------------
     Preferred stock                                    -                -        (265,570)               -          (265,570)
     Common stock                                       -                -      (9,500,000)               -        (9,500,000)
                                              -----------     ------------     -----------     ------------      ------------
Balance December 31, 2002                     $36,817,120     $165,352,312     $ 6,130,251     $ (2,033,534)     $206,266,149
                                              ===========     ============     ===========     =============     ============

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

BASIS OF CONSOLIDATION - The Consolidated Financial Statements of the Company include its wholly- owned subsidiaries, Bangor Var Co., Inc.
(BVC), Bangor Energy Resale, Inc. (BERI), CareTaker, Inc. (CareTaker), Bangor Fiber Co., Inc. (Bangor Fiber), and Bangor Line Co., Inc. (Bangor Line). BERI was formed in 1997 as a special purpose vehicle to permit Bangor Hydro's use of a power sales agreement as collateral for a bank loan (see Note 5 for a discussion of this financing arrangement). CareTaker was incorporated in 1997 and provides security alarm services on a retail basis to residential and commercial customers. Bangor Fiber was formed in 2000 to supply fiber optic communications cable to communications companies and cable service providers and other related activities. Bangor Line was formed in 2001 to provide engineering, permitting and design, geographic information system and construction services to third parties. See Note 7 for additional information with respect to BVC. All significant intercompany balances and transactions have been eliminated. The accounts of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the regulatory bodies having jurisdiction.

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

ELECTRIC OPERATING REVENUE - Electric Operating Revenue, including that associated with standard offer service (See Note 10) consists primarily of amounts charged for electricity delivered to customers during the period. The Company records unbilled revenue, based on estimates of electric service rendered and not billed at the end of an accounting period, in order to match revenue with related costs. As of March 1, 2000, the Company bills customers for the energy supplied by competitive energy providers (See Note 10). Competitive energy providers are paid only after the funds are collected from customers. The Company records accounts receivable for the amounts billed to competitive energy customers and a corresponding accounts payable for the amounts due to the energy supplier. No revenue is recognized as the Company is acting as an agent. Also, effective March 1, 2002, as a result of new bids received from competitive energy providers, the Company is no longer serving as the standard offer service provider. The Company is, though, serving as the billing and collection agent under the standard offer program.

DEPRECIATION OF ELECTRIC PLANT AND MAINTENANCE POLICY- Depreciation of electric plant is provided using the straight-line method at rates designed to allocate the original cost of properties over their estimated service lives. The composite depreciation rate (excluding intangible assets), expressed as a percentage of average depreciable plant in service was approximately 2.9% in each of 2002, 2001 and 2000.

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

Maintenance expense was $7.8 million in 2002, $10.1 million in 2001 and $10 million in 2000.

GOODWILL -In connection with the acquisition of the Company's common stock by Emera, Inc. (Emera) in October 2001 (see Note 2), the excess of the cost over the fair value of the net assets of the Company has been recorded as goodwill on the Company's consolidated balance sheet. In accordance with the implementation of Statement of Financial Accounting Standards No. 141, "Business Combinations", goodwill is no longer amortized. The Company assesses the recoverability of goodwill by using discounted cash flow analysis.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC) - In accordance with regulatory requirements of the MPUC, the Company capitalizes as AFDC financing costs related to portions of its construction work in progress, at a rate equal to its weighted cost of capital, into utility plant with offsetting credits to other income and interest. This cost is not an item of current cash income, but is recovered over the service life of plant in the form of increased revenue collected as a result of higher depreciation expense and return. In addition, carrying costs on certain regulatory assets and liabilities, including the deferred asset sale gain (see Note 10), were also capitalized and included in AFDC in the Consolidated Statements of Income. The average AFDC (carrying costs) rates computed by the Company were 8.8% in 2002, 9.1% for 2001 and 9.3% in 2000.

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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid for interest, net of amounts capitalized was approximately $12.6 million, $14.1 million and $15.1 million in 2002, 2001 and 2000, respectively. Cash paid for income taxes was approximately $9.6 million, $10.4 million and $10 million in 2002, 2001 and 2000,
respectively.   Non-cash financing activity:  In October 2001 the
Company issued a $13,667,550 note payable in connection with the exercise of common stock warrants. See Notes 5 and 7 for a discussion of the note payable and the common stock warrants.

RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS - The Company's major financial market risk exposure is changing interest rates.
Changing interest rates will affect interest paid on variable rate debt and the fair value of fixed rate debt. The Company manages interest rate risk through a combination of both fixed and variable rate debt instruments and an interest rate swap which terminated in 2002 (see
Note 5). The Company does not hold or issue derivatives for trading purposes. The Company's accounting for derivatives used to manage risk is in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

In November 2002 the Company purchased a weather hedge for the 2002-2003 heating season. The hedge is designed to protect against the negative impacts of warmer than normal weather on the Company's electric operating revenues. The cost of the weather hedge is being amortized over the 2002- 2003 heating season. No income was recognized for this weather hedge in 2002 due to the colder than normal weather. See Note 12.

RECLASSIFICATIONS-Certain prior year amounts have been reclassified to conform with the presentation used in the 2002 Consolidated Financial Statements.


Note 2.  Merger with Emera, Inc.
--------------------------------

On October 10, 2001, Emera, Inc. (Emera) completed the acquisition of all of the outstanding common stock of the Company for US$26.806 per share in cash. Emera also owns Nova Scotia Power, a fully integrated electric utility that supplies substantially all of the generation, transmission and distribution of electricity in Nova Scotia; and has an interest in the Maritimes & Northeast Pipeline, which transports Sable natural gas through Maine to Boston. The acquisition transaction was accounted for using purchase accounting. The cost in excess of the fair value of the net assets acquired, amounting to approximately $82.5 million is recorded as goodwill on the consolidated balance sheets. As previously discussed, the goodwill is not being amortized, but instead is subject to an impairment test at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142,
"Goodwill and Other Intangible Assets".   Goodwill associated with the
Emera acquisition was not adjusted for any impairment losses in 2002 or 2001.

As a result of the merger, and as required under purchase accounting by generally accepted accounting principles, retained earnings of the Company were reset to zero and moved to amounts paid in excess of par value. Also in connection with merger related activities, the Company incurred approximately $3.9 million and $3 million in incremental costs in 2001 and 2000, respectively. These were recorded as a component of Other Income (Expense) in the Consolidated Statements of Income for 2001 and 2000.


Note 3.  Income Taxes
---------------------

In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (FAS 109), the Company recorded cumulative net additional deferred income tax liabilities of approximately $10.5 million as of December 31, 2002 and $10.3 million as of December 31, 2001. These additional deferred income tax liabilities have resulted from the accrual of deferred taxes on temporary differences on which deferred taxes had not been previously accrued ($15.7 million and $16.0 million as of December 31, 2002 and 2001, respectively), offset by the effect of the 1987 change to lower income tax rates (reduced by the 1% increase in the federal income tax rate in 1993) that will be refunded to customers over time ($4.5 million and $4.9 million as of December 31, 2002 and 2001, respectively), and the establishment of deferred tax assets on unamortized investment tax credits ($701,000 and $776,000 as of December 31, 2002 and 2001, respectively). These latter amounts have been recorded in Other Regulatory Liabilities at December 31, 2002 and 2001. The accrual of the additional amount of deferred tax liabilities have been offset by regulatory assets which represent the customers' future payment of these income taxes when the taxes are, in fact, expensed. As a result of this accounting, the Consolidated Statements of Income are not affected by the implementation of FAS 109. The rate-making practices followed by the MPUC permit the Company to recover federal and state income taxes payable currently, and to recover some, but not all, deferred taxes that would otherwise be recorded in accordance with FAS 109 in the absence of regulatory accounting.

The individual components of other accumulated deferred income taxes are as follows at December 31, 2002 and 2001:

						  2002             2001

					       ------------    -------------
Deferred Income Tax Liabilities:
   Costs to terminate/restructure purchased
     power contracts                           $ 18,877,652     $ 26,362,744
   Excess book over tax basis of electric
     plant in service                            42,237,261       37,117,206
   Investment in jointly-owned companies          1,676,838        1,476,037
   Other regulatory assets                        4,177,045        2,547,116
   Other                                             93,100          138,374
					       ------------     ------------
					       $ 67,061,896     $ 67,641,477
					       ------------     ------------
Deferred Income Tax Assets:
   Deferred asset sale gain                    $  4,255,984     $  5,901,889
   Accrued pension and postretirement
     benefit costs                                7,486,547        5,734,119
   Other regulatory liabilities                   2,312,651        5,369,662
   Other                           	          4,059,274        3,230,331
					       ------------     ------------
					       $ 18,114,456     $ 20,236,001
					       ------------     ------------
Total other accumulated deferred income taxes  $ 48,947,440     $ 47,405,476
					       ============     ============

The individual components of federal and state income taxes reflected in the Consolidated Statements of Income for 2002, 2001 and 2000 are stated in the table below.

Year Ended December 31,               2002         2001          2000
------------------------------------------------------------------------

Current Income Tax Provision      $ 5,481,256   $12,258,263   $10,366,395
Deferred Income Tax Provision       1,751,984    (6,048,863)   (2,625,596)
Investment Tax Credits, Net          (126,332)       42,951      (139,668)
				  -----------   -----------   -----------
Total Provision                   $ 7,106,908   $ 6,252,351   $ 7,601,131
Allocated to Other Income            (553,806)      499,793      (168,870)
				  -----------   -----------   -----------
Charged to Operating Expense      $  6,553,102  $  6,752,144  $ 7,432,261
				  ============  ============  ===========


The Company's effective tax rate differed from the statutory rate of 35% due to the following:

				      2002           2001           2000
				 ---------------------------------------------
					      (Dollars in Thousands)
				  Amount   %     Amount    %     Amount    %

				 ---------------------------------------------
Federal income tax provision at
  statutory rate                 $6,849  35.0%   $5,230   35.0%  $6,546  35.0%
Less (Plus) permanent differences
  in tax expense resulting from
  statutory exclusions from
  taxable income:
  Asset sale gain permanent
    differences                    (201) (1.0)     (349)  (2.3)    (276) (1.5)
  Amortization of equity component
  of AFDC on recoverable Seabrook
    investment                     (160)  (.8)     (160)  (1.0)    (160)  (.8)
  Other                             468   2.3       246    1.6      334   1.7

				 ---------------------------------------------
Federal income tax provision
  before effect of timing
  differences                    $6,742  34.5%   $5,493   36.7%  $6,648  35.6%
Less (Plus) timing differences
  that are flowed through for
  rate-making and accounting
  purposes:
   Amortization of debt component
     of AFDC and capitalized
     overheads on recoverable
     Seabrook investment           (151)  (.7)     (151)  (1.0)    (151)  (.8)
   State income tax liability
     deducted for federal income
     tax purposes                   591   3.0       424    2.8      550   2.8
   Reversal of excess deferred
     income taxes                   319   1.6       230     .5      147    .8
   Amortization of investment
     tax credits                    126    .6       140     .9      140    .8
   Other                            (18)    -      (375)  (2.5)     (67)  (.2)

				 ---------------------------------------------
  Federal income tax provision   $5,875  30.0%   $5,225   35.0%  $6,029  32.2%
				 =============================================


Note 4.  Common and Preferred Stock and Earnings Per Share
----------------------------------------------------------

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

				       Successor    Predecessor
			  2002          2001           2001        2000
		       -----------    ----------    ----------    -----------
Earnings applicable to
  common stock         $12,195,732    $3,434,519    $4,989,477    $10,836,477
		       -----------    ----------    ----------    -----------
Average common shares
  outstanding            7,363,424     7,363,424     7,363,424      7,363,424
Plus: incremental shares
  from assumed conversion
  of outstanding warrants        -             -       791,745        990,099
		       -----------    ----------    ----------    -----------

Average common shares
  outstanding plus assumed
  warrants converted     7,363,424     7,363,424     8,155,169      8,353,523
		       -----------    ----------    ----------    -----------

Basic earnings per
  common share               $1.66          $.47          $.67          $1.47
		       -----------    ----------    ----------    -----------

Diluted earnings per
  common share               $1.66          $.47          $.61          $1.30
		       ===========    ==========    ==========    ===========

Note 5.  Lending Agreements
---------------------------

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

On December 20, 2002, the Company received proceeds from the private placement issuance of a $20 million senior unsecured note. The note has a term of ten years, a fixed interest rate of 6.09% and payments of interest on a semiannual basis. The $20 million principal borrowing is to be paid at maturity.

Current maturities of the first mortgage bonds and other long-term debt for the five years subsequent to December 31, 2002, amounting to $81,239,236, are $34,137,342 in 2003, $20,314,371 in 2004, $21,830,717
in 2005, $2,318,969 in 2006, and $2,637,837 in 2007.

On June 29, 1998, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a new group of lenders that provided a two-year term loan of $45 million and a three year revolving credit commitment of $30 million. The amended credit agreement is secured by $82.5 million of non-interest bearing First Mortgage Bonds. The term loan was fully repaid in May of 1999, and the First Mortgage Bonds have expired. On June 29, 2001, the Company extended the revolving credit agreement until October 1 and then until March 31, 2002, and the agreement was further extended until June 30, 2003 with some modifications. The facility was increased to $60 million to accommodate the certain debt retirements in 2002, another pricing level was added to recognize the Company's improved credit and certain modifications were made to some of the financial covenants.

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

On June 29, 2001, the Company, as permitted under the Amended and Restated Credit and Term Loan Agreement, entered into a Promissory Note with a financial institution that allows the Company to borrow up to an additional $10 million. This unsecured facility is used by the Company to manage working capital needs, and the interest rate setting mechanism and other major terms of the Note are similar to terms in the Amended and Restated Credit and Term Loan Agreement. The original facility expired on October 1, 2001, but has also subsequently been extended to June 30, 2003.

In connection with debt agreements the Company must comply with certain financial covenants related to the Company's debt ratio, fixed charge coverage, net worth, and limitation on the payment of common dividends. The Company in compliance with all covenants associated with its lending agreements.

Certain information related to the Company's short-term credit facilities is as follows:

					  2002         2001          2000

				      -----------   -----------   -----------
Total credit available
  at end of period                    $70,000,000   $40,000,000   $30,000,000
Unused credit at end
  of period                           $54,000,000   $32,000,000   $30,000,000
Borrowings outstanding at end
  of period                           $16,000,000   $ 8,000,000             -
Effective interest rate (exclusive
  of fees) on borrowings outstanding
  at end of period                            2.4%          4.4%            -%
Average daily outstanding borrowings
  for the period                       $21,782,192   $ 3,031,507     $      -
Weighted daily average annual
  interest rate (exclusive of fees)            2.8%          4.4%           -%
Highest level of borrowings outstanding
  at any month-end during the period   $45,000,000   $ 8,000,000     $      -
				       ===========   ============    ========

Note 6. Postretirement Benefits
-------------------------------

The Company has a noncontributory pension plan covering substantially all of its employees. Benefits under the plan are generally based on the employee's years of service and compensation during the years preceding retirement. The Company's general policy is to contribute to the funds the amounts deductible for federal income tax purposes. The Company also has an unfunded noncontributory supplemental non-qualified pension plan that provides additional retirement benefits to certain former senior executives.

There were no employer contributions to the noncontributory pension plan in 2002, 2001 or 2000. The plan's assets are composed of fixed income securities, equity securities and cash equivalents. In 2002, as a result of a corporate restructuring, the Company implemented an early retirement program which provided for enhanced pension benefits for the early retirees.

The following tables detail the funded status of the plan, the amounts recognized in the Company's Consolidated Financial Statements, the components of pension (income) expense for 2002, 2001 and
2000 and the major assumptions used to determine these amounts
(includes both the funded and unfunded plans).   Total pension expense
(income) included the following components:

				      2002           2001         2000
				  -----------     ----------     ----------
Service cost-benefits earned
  during the period               $   916,726     $1,387,841     $1,186,910
Interest cost on projected
  benefit obligation                3,920,015      3,622,633      3,479,260
Expected return on plan assets     (3,925,587)     4,260,894)    (4,460,416)
Amortization of unrecognized
  asset and gains (losses)           (568,643)        (6,958)      (664,911)
				  -----------     ----------     ----------
   Total pension expense (income) $   342,511     $  742,622     $ (459,157)
				  ===========     ==========     ==========

The following table sets forth the plans' funded status at December 31, 2002 and 2001:

						       2002           2001
						 -------------  -------------
Change in Projected Benefit Obligation
   Balance as of December 31, 2001 and 2000      $  53,382,582  $  47,951,796
   Service cost                                        916,726      1,387,841
   Interest cost                                     3,920,015      3,622,633
   Benefits paid                                    (3,396,922)    (2,863,257)
   Amendments                                        2,054,108              -
   (Gains) and losses                                2,278,722      3,283,569
   Other - Special termination charge                1,612,956              -
						 -------------  -------------
   Balance as of December 31, 2002 and 2001      $  60,768,187  $  53,382,582
						 -------------  -------------
Change in Plan Assets
   Balance as of December 31, 2001 and 2000      $  41,430,955  $  48,425,866
   Employer contributions                              130,441         54,142
   Benefits paid                                    (3,396,922)    (2,863,257)
   Actual return, less expenses                     (3,700,541)    (4,185,796)
						 -------------  -------------
   Balance as of December 31, 2002 and 2001      $  34,463,933  $  41,430,955
						 -------------  -------------
   Funded status                                 $ (26,304,254) $ (11,951,627)
   Unrecognized prior service cost                   2,474,374              -
   Unrecognized (gain) or loss                       8,872,460     (1,180,767)
						 -------------  -------------
   Accrued pension at December 31, 2002 and 2001 $ (14,957,420) $ (13,132,394)
						 =============  =============

Amounts recognized in the statement of financial
  position consist of:
     Accrued benefit liability                   $ (20,866,817) $ (13,132,394)
     Intangible asset                                2,474,374              -
     Accumulated other comprehensive income          3,435,023              -
						 -------------  -------------
     Net amount recognized                       $ (14,957,420) $ (13,132,394)
						 =============  =============


The discount rate and rate of increase in future compensation levels used to determine pension obligations, effective January 1, 2003, are 6.75% and 4%, respectively, and were used to calculate the plans' funded status at December 31, 2002.

Significant assumptions used to determine the pension expense (income) for each year were as follows:

						   2002       2001      2000
						 -------  -----------  -----

Discount rate*                                     7.25%   7.75%/7.25%   8.0%
Rate of increase in future compensation levels     4.0%    4.0%          4.0%
Expected long-term rate of return on plan assets   8.0%    9.0%          9.0%

* In 2001, a 7.75% discount rate was used prior to the acquisition, and
7.25% was subsequent to the   acquisition.

The provisions of Financial Accounting Standards Board Statement No. 87, "Employers' Accounting for Pensions", requires the Company to record an additional minimum liability of $5,909,397 at December 31, 2002. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan
assets and accrued amounts previously recorded.   The additional
liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible asset of $2,474,374 at December 31, 2002 is included in Other Deferred Charges on the Consolidated Balance Sheets. The remaining amount of $3,435,023 is recorded as a component of stockholders' equity, net of related tax benefits of $1,401,489, is included in Accumulated Other Comprehensive Loss on the Consolidated Statement of Common Stock Investment at December 31, 2002.

As a result of regulatory accounting as approved in the Company's Alternative Rate Plan (See Note 10), the Company deferred $1,612,956,
as a regulatory asset, related to this special termination charge.   As
a result of this accounting, the pension expense for 2002 was unaffected, while the pension liability was increased at December 31, 2002.

In 2001, as a result of purchase accounting, all unrecognized actuarial gains and losses, prior service cost and the net transition asset were eliminated as of the merger with Emera. As a result of regulatory accounting, a regulatory asset of $10.4 million, equal to these unrecognized amounts, was established at the merger date. The Company is amortizing this balance over the same period at which the corresponding gains and losses were being amortized when they were a component of pension expense. Amortization expense amounted to $1,214,065 in 2002 and $211,670 in 2001 for the period subsequent to the merger.

The accumulated benefit obligation for the unfunded supplemental pension plan with accumulated benefit obligations in excess of plan assets was $2,501,699 and $2,201,171 as of December 31, 2002 and 2001,
respectively.

In addition to pension benefits, the Company provides certain health care and life insurance benefits to its retired employees.
Substantially all of the Company's employees may become eligible for retiree benefits if they reach normal retirement age while working for the Company.

The Company maintains an irrevocable external Voluntary Employee
Benefit Association Trust Fund (VEBA) to fund the payment of postretirement medical and life insurance benefits. Company contributions to the VEBA amounted to approximately $864,000 in 2002 and $1.3 million in 2001. The VEBA's assets are composed of United States Treasury money market funds. The Company's general policy is to contribute to the VEBA amounts necessary to fund claims and administrative costs.

The actuarially determined net periodic postretirement benefit cost for 2002, 2001 and 2000 and the major assumptions used to determine these amounts are shown in the following tables:


					  2002          2001          2000
				     -----------    -----------   -----------
Service cost of benefits earned      $   583,496    $   632,590   $   573,740
Interest cost on accumulated
  postretirement benefit obligation    2,043,548      1,848,813     1,716,563
Actual return on plan assets             (16,190)       (37,836)      (22,002)
Amortization of unrecognized
  transition obligation                        -        375,900       501,200
Other deferrals, net                      (8,810)       271,727       280,255
				      ----------     ----------    ----------
Net periodic postretirement benefit
  cost                                $2,602,044     $3,091,194    $3,049,756
				      ==========     ==========    ==========

The following table sets forth the benefit plan's funded status at December 31, 2002 and 2001.

						    2002           2001
						------------   ------------
Change in Accumulated Postretirement
  Benefit Obligation
    Balance as of December 31, 2001 and 2000    $ 27,488,444   $ 23,874,192
    Service cost                                     583,496        632,590
    Interest cost                                  2,043,548      1,848,813
    Claims paid                                   (1,053,187)      (979,648)
    Gains and losses                               1,532,744      2,112,497
    Other - Special termination charge             1,366,357              -
						------------   ------------
Balance as of December 31, 2002 and 2001        $ 31,961,402   $ 27,488,444
						------------   ------------
Change in Plan Assets
    Balance as of December 31, 2001 and 2000    $   1,014,038  $    879,734
    Employer contributions                            863,969     1,250,743
    Retiree contributions                              81,529        44,038
    Claims/benefit payments and administrative
      fees                                         (1,053,187)   (1,198,313)
    Actual return                                      16,190        37,836
						-------------  ------------
    Balance as of December 31, 2002 and 2001    $     922,539  $  1,014,038
						-------------  ------------
Funded status                                   $(31,038,863)  $(26,474,406)
Unrecognized (gain) loss                           1,411,561        (48,465)
						------------   ------------
Accrued postretirement benefit cost at
   December 31, 2002 and 2001                   $(29,627,302)  $(26,522,871)
						============   ============

The discount rate and near-term and long-term health care cost trend rates used to determine postretirement benefit obligations, effective January 1, 2003, and the Plan's funded status at December 31, 2002, were 6.75%, 9% and 5%, respectively.

Significant assumptions used to determine the net periodic postretirement benefit cost for each year were as follows:

					 2002        2001        2000
					------   ------------- --------
Discount rate *                          7.25%    7.75%/7.25%     8.0%
Health care cost trend rate,
    employees less than age 65-
	Near-term                         9.0%           7.5%     7.0%
	Long-term                         5.0%           5.0%     5.0%
Health care cost trend rate,
   employees greater than age 65-
	Near-term                         9.0%           7.5%     7.0%
	Long-term                         5.0%           5.0%     5.0%
Rate of return on plan assets             5.0%           5.0%     5.0%

* In 2001, a 7.75% discount rate was used prior to the acquisition, and 7.25% was subsequent to the acquisition.

As a result of purchase accounting, all unrecognized actuarial gains and losses, prior service cost and the unrecognized net transition obligation were eliminated as of October 10, 2001, the merger date with Emera. As a result of regulatory accounting, a regulatory asset of $14.6 million, equal to these unrecognized amounts, was established at the merger date. The Company is amortizing this balance over the same period at which the corresponding gains and losses were being amortized when they were a component of the net periodic postretirement benefit cost. Amortization expense amounted to approximately $1.13 million in 2002 and $283,000 in 2001 for the period subsequent to the merger.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

					       1% Increase      1% Decrease
					      ------------    -------------
Effect on total of service and interest
  cost components                             $   508,177     $   (396,482)
Effect on postretirement benefit obligation     5,906,425       (4,639,789)

The estimates of the Company's accrued pension and postretirement benefit costs involve the utilization of significant assumptions.
Changes in any one of these assumptions could impact the liabilities in the near term.

The Company also provides a defined contribution 401(k) savings plan for substantially all of its employees. The Company's matching of employee voluntary contributions amounted to approximately $271,000 in 2002, $363,000 in 2001 and $370,000 in 2000.


Note 7. Jointly Owned Facilities and Power Supply Commitments
-------------------------------------------------------------

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

The primary settlement provides for Maine Yankee to recover amounts intended to cover the costs of decommissioning and those associated with the construction and maintenance of an of an off-site independent spent fuel storage installation (ISFSI). The settlement also provides for recovery of the unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50% on limited equity balances. The Settling Parties also agreed not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee. In addition, Maine Yankee agreed to file with the FERC a rate proceeding that will have an effective date of no later than January 1, 2004, when major decommissioning activities are expected to be nearing completion. As a separate part of the settlement, the three Maine Sponsors of Maine Yankee, the MPUC Staff, and the Office of the Public Advocate entered into a further agreement (Maine Agreement) resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant. The Company believes that the settlement, including the Maine Agreement, constituted a reasonable resolution of the issues raised in the Maine Yankee FERC proceeding, and eliminated significant uncertainties concerning the Company's future financial performance. Under the Maine Agreement, the Company would continue to recover its Maine Yankee costs, although the allowed return on equity associated with the Company's equity balance in Maine Yankee was set at 6.50%.

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

Maine Yankee's most recent estimate of the total costs of decommissioning and plant closure, for the period from 2002 to 2008, excluding funds already collected, is approximately $502 million (undiscounted). The Company's share of the estimated cost at December 31, 2002 is approximately $31.1 million and is recorded as a regulatory asset and decommissioning liability. The regulatory asset was recorded for the full amount of the decommissioning and plant closure costs due to the state's industry restructuring legislation (see Note 10) allowing the Company future recovery of nuclear decommissioning expenses related to Maine Yankee, as well as the Company being allowed a recovery mechanism in its February 2002 rate order for Maine Yankee non-decommissioning plant closure costs. Accumulated decommissioning funds at December 31, 2002 had an adjusted market value of $109.1 million of which the Company's share was approximately $7.6 million.

Maine Yankee, starting in 2001, began a program of systematically redeeming its common stock from its owners. In 2001, the Company received approximately $703,000 in proceeds associated with the redemption of 5,264 common shares, while in 2002 the Company received an additional $525,000 in connection with the redemption of 3,955
common shares.   At December 31, 2002, the Company holds 25,781 common
shares of Maine Yankee.

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


Summary Financial Information for Maine Yankee and MEPCO is as follows (dollars in thousands):
-----------------------------------------------------------------------

				  Maine Yankee                 MEPCO
----------------------------------------------------------------------------

			    2002      2001     2000     2002    2001   2000
			    ----      ----     ----     ----    ----   ----

Operations:
 As reported by investee-
  Operating revenues     $ 58,924  $ 61,994  $ 43,813  $4,365  $4,514 $4,029
			 ========  ========  ========  ======  ====== ======
  Earnings applicable to
   common stock          $  3,947  $  4,371  $  4,640  $1,068  $1,192  $1,381
			 ========  ========  ========  ======  ======  ======
 Amounts reported by the
  Company-
  Purchased power costs  $  4,068  $  5,198  $  5,013  $    -  $    -  $    -
  Equity in net income       (280)     (310)     (320)  ( 168)   (195)   (157)
			 --------  --------  --------  ------  ------- ------
  Net purchased power
    expense              $  3,788  $  4,888  $  4,693  $ (168) $ (195) $ (157)
			 ========  ========  ========  ======= ======  ======
Financial Position:
 As reported by investee-
  Total assets           $679,975  $802,118  $915,097  $7,680  $6,870  $5,873
  Less-
   Preferred stock              -         -    15,000       -       -       -
   Long-term debt          21,600    31,200    40,800       -       -       -
   Other liabilities and
    deferred credits      600,656   707,643   788,703     608     770     863
			 --------  --------  --------  ------  ------  ------
   Net assets           $  57,719  $ 63,275  $ 70,594  $7,072  $6,100  $5,010
			=========  ========  ========  ======  ======  ======
Company's reported equity-
 Equity in net assets   $   4,040  $  4,429  $  4,942  $1,004  $  866  $  711
 Adjust Company's
  estimated to actual          (6)       (7)        8       -     (12)    (38)
			---------  --------  --------  ------  ------  ------
 Equity in net assets
   as reported          $   4,034  $  4,422  $  4,950  $1,004  $  854  $  673
			=========  ========  ========  ======  ======  ======

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

The Company is also a 1.5% participant in the NEPOOL/Hydro-Quebec Phase
2 project (Phase 2), which involves an increase to the capacity of the Phase 1 intertie to 2,000 MW. As in the Phase 1 project, the Company receives a share of the anticipated energy cost savings derived from purchases from Hydro-Quebec and capacity benefits provided by the intertie and is required to pay its share of the costs of ownership and operation whether or not any savings are obtained. In connection with the generation asset sale in May 1999, the Company sold its rights as a participant in the regional utilities agreement with Hydro-Quebec (see
Note 11). The Company, though, is still required to pay its share of the costs of ownership and operation of the Hydro-Quebec intertie. Also in connection with the asset sale, PP&L Global (PP&L) has agreed to pay the Company $400,000 per year to partially offset the Company's on-going Hydro-Quebec support payments. Since the Company still has an obligation for the costs of the Hydro-Quebec intertie, but it has sold the rights to the benefits as a participant, an approximately $5.6 million liability (included in Other Long-term Liabilities) and corresponding regulatory asset (included in Other Regulatory Assets) have been recorded as of December 31, 2002 on the Consolidated Balance Sheet representing the present value of the Company's estimated future payments (net of the $400,000 to be received from PP&L) for costs of ownership and operation of the Hydro-Quebec intertie.

POWER SUPPLY COMMITMENTS - As of the end of 2002, the Company had long-term power supply contracts with six independent, non-utility power producers known as "small power production facilities." The West Enfield Project, described below, is one such facility. There are four other relatively small hydroelectric facilities, and a 20 MW facility fueled by municipal solid waste (see PERC discussion below). The cost of power from the small power production facilities is more than the Company would incur from other sources if it were not obligated under these contracts, and, in the case of the solid waste plant, substantially more. The prices were negotiated at a time when oil prices were much higher than at present, and when forecasts for the costs of the Company's long-term power supply were higher than current forecasts. As discussed below, the power purchased under these contracts are resold to third parties under a separate contracts.

West Enfield Project - In 1986, the Company entered into a joint venture with a development subsidiary of Pacific Lighting Corporation for the purpose of financing and constructing the redevelopment of an old 3.8 MW hydroelectric plant which the Company owned on the Penobscot River in Enfield and Howland, Maine, into a 13 MW facility for the purpose of operating the facility once it was completed. Commercial operation of the redeveloped project began in April 1988. PHC was formed to own the Company's 50% interest in the joint venture, Bangor-Pacific. Bangor-Pacific financed the cost of the redevelopment through the issuance in a privately placed transaction of $40 million of fixed rate term notes and a commitment for up to $5 million of floating rate notes. The notes are secured by a mortgage on the project and a security interest in a 50-year purchased power contract, and the revenues expected thereunder, between the Company and Bangor-Pacific. The Company's purchased power expense under this contract was approximately $6.3 million in 2002, $5.7 million in 2001 and $6.7 million in 2000, and is projected to be approximately $6.8 million in each of 2003 and 2004 and to steadily decrease over the remainder of the contract down to approximately $4 million in the last full year, 2023.

In late July 1999, in connection with the generation asset sale, the Company sold PHC to PP&L and received $10 million in proceeds. The sale resulted in a gain of approximately $5.2 million, of which $4.7 million was deferred as part of the deferred asset sale gain (see
Note 11). The remaining $.5 million of the gain related to the portion of the gain on sale of PHC which was allocable to shareholders.

PERC - PERC owns a 20 MW waste-to-energy facility in Orrington, Maine, that provides solid waste disposal services to many communities in central, eastern, and northern Maine. The contract requires the Company to purchase the electricity output of the plant until 2018 at a price that is presently above the cost of alternative sources of power, and, in the Company's opinion, is likely to remain so. A portion of the PERC output is resold to a third party under a power sales contract that ends in February 2003 (discussed below). The Company's purchased power expense under this contract was approximately $20.2 million in 2002, $19.3 million in 2001 and $19.1 million in 2000, and is projected to be approximately $17.2 million in 2003, $17.6 million in 2004, and to increase over the remainder of the contract up to $22 million in the last full year, 2017. Also as a result of a 1998 contract restructuring (discussed below), PERC will share the net revenues generated by the facility on a pro rata basis with the Company and the MRC, which represents over 130 Maine municipalities receiving waste disposal service from PERC. In 2002, 2001 and 2000 the Company realized $3.6 million, $3.5 million and $3.5 million, respectively, in savings associated with its share of PERC net revenues. The Company expects to realize similar levels of savings through the term of the PERC contract.

Other Power Supply Commitments - The Company entered into a contract, which started on March 1, 2001, for the delivery of up to 160 MW of power from a third party, ending February 28, 2004. The energy delivered in connection with the contract was used to serve a portion of the standard offer service customer load through February 28, 2002. Subsequent to this date, the Company has resold this power to one of the new standard offer service providers in the Company's service territory. The Company's purchased power expense under this contract was approximately $37.5 million in 2002 and $21 million in 2001, and is estimated to be approximately $24.1 million in 2003 and $3.5 million in 2004. The non-standard offer related revenues associated with the resale of power amounted to $20.2 million in 2002 and is estimated to be approximately $17.1 million in 2003 and $2.7 million in 2004. This resale of power is recorded as a component of Off-system Sales in the Consolidated Statements of Income for 2002. See Note 10 for a discussion of the standard offer service.

In late 1999 the Company selected the winning bidder for all of the capacity and energy from its six purchased power contracts being auctioned off pursuant to Chapter 307 of the MPUC's rules for regulation of electric utilities. The contract commenced March 1, 2000, the date when retail customer choice for power supply commenced in Maine, and continued through February 28, 2002. The Company recorded $1.4 million, $4.4 million and $4.5 million in revenues from the resale of power under this contract in 2002, 2001 and 2000, respectively. These revenues are recorded as a component of Off-system Sales in the Consolidated Statements of Income.

In the fall of 2001, the MPUC selected the winning bidder to supply the small customer class of standard offer service starting in March 2002. Their bid was contingent upon being selected as buyer of all of the capacity and energy from the Company's previously discussed six purchased power contracts, two-year standard offer related energy supply contract and the output of the Company's diesel units. The period of sale commenced on March 1, 2002, and will continue for a
period of three years.   The revenues realized under this contract
(excluding the portion related to the two-year standard offer related energy supply contract discussed above), as well as the final two months in 2002 of the previous Chapter 307 sales related contract, were approximately $5.8 million in 2002, and are estimated to be $8.5 million in 2003, $8.4 million 2004 and $1.4 million in 2005. This resale of power is recorded as a component of Off-system Sales in the Consolidated Statements of Income for 2002.

The Company is also party to a power sales contract with another utility that ends in February 2003. The source of the power to supply this customer is from a portion of the PERC purchased power contract and from market purchases. The portion of the power sales contract associated with market purchases ended in August 2002. The Company realized $12.3 million, $14.5 million and $14.7 million of revenues under this contract in 2002, 2001 and 2000, and these amounts are reflected recorded as a component of Off-system Sales in the Consolidated Statements of Income.

Rate Recovery - For a discussion of the rate recovery associated with these power supply commitments, see Note 10.

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

The 1995 transactions involved a "buyback" of the contracts for the purchase of power from two biomass-fueled generating plants in West Enfield and Jonesboro, Maine, which are identical plants under common ownership. The buyback cost, which was financed entirely by new debt instruments (See Note 5) was approximately $170 million, including transaction costs. The buyback costs were deferred and recorded as a regulatory asset and are being amortized and collected over a ten-year period, beginning July 1, 1995, at an annual expense of $17 million. Effective with the implementation of new stranded cost rates on March 1, 2002, the amortization period for this regulatory asset was extended until February 28, 2006, and the annual expense was reduced to $14.2 million.

In June 1998 the Company successfully completed a major restructuring of its obligations under various agreements with PERC. It is anticipated that the restructuring will result in a substantial savings for the Company. As previously discussed, in connection with this restructuring, PERC will share the net revenues generated by the facility on a pro rata basis with the Company and the MRC over the remaining term of the PERC contract. which represents over 130 Maine
municipalities receiving waste disposal service from PERC.   The
Company also made a one-time payment of $6 million to PERC in June 1998 and made additional quarterly payments, starting in October 1998, of $250,000 for four years totaling $4 million. These amounts are recorded were regulatory assets when the payments were made.

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

In 2000 and 1999, 212,786 and 349,999 common stock warrants were exercised (at a market prices below the book value per common share at the time of the exercise), respectively, and the Company exercised its option to pay cash to the holders of the warrants instead of actually issuing shares of common stock. These payments amounted to approximately $2.5 million in 2000 and $3.3 million in 1999. As a result of the exercise of the warrants in 2000 and 1999 and the cap on the ratepayers'exposure as set by the MPUC, the Company increased its regulatory asset associated with the PERC contract restructuring by approximately $1.9 million in 2000 and $2.9 million in 1999.

As of December 31, 2002, the Company has deferred, as a regulatory asset, approximately $27.6 million in costs associated with the PERC contract restructuring. In its stranded cost rates, the Company is recovering, over the remaining term of the PERC contract, the full amount of deferred PERC restructuring costs, including the value of warrants exercised and the additional $250,000 quarterly payments discussed above, amounting to an annual amortization of $1.7 million per year.


Note 8. Recovery of Seabrook Investment and Sale of Seabrook Interest
---------------------------------------------------------------------

The Company was a participant in the Seabrook nuclear project in Seabrook, New Hampshire. On December 31, 1984, the Company had almost $87 million invested in Seabrook, but because the uncertainties arising out of the Seabrook Project were having an adverse impact on the Company's financial condition, an agreement for the sale of Seabrook was reached in mid-1985 and was finally consummated in November 1986. During 1985, a comprehensive agreement was negotiated among the Company, the MPUC staff, and the Maine Public Advocate addressing the recovery through rates of the Company's investment in Seabrook (the Seabrook Stipulation). This negotiated agreement was approved by the MPUC in late 1985. Although the implementation of the Seabrook Stipulation significantly improved the Company's financial condition, substantial write-offs were required as a result of the determination that a portion of the Company's investment in Seabrook would not be recovered. In addition to the disallowance of certain Seabrook costs, the Seabrook Stipulation also provided for the recovery through customer rates of 70% of the Company's year-end 1984 investment in Seabrook Unit 1 over 30 years, and 60% of the Company's investment in Unit 2 over seven years, with base rate treatment on the unamortized balances. As of December 31, 1992, the Company's investment in Seabrook Unit 2 was fully amortized. The regulatory asset is being recovered as a component of the Company's stranded costs, and the annual amortization expense amounts to approximately $1.7 million.


Note 9. Fair Value of Financial Instruments
-------------------------------------------

The following represents the estimated fair value at December 31, 2002 of each class of financial instrument for which it is practical to estimate the value:

Cash and cash equivalents-including money market funds and repurchase agreements: the carrying amount of $988,752 approximates fair value.

Funds held by trustees, associated with miscellaneous special deposits-U.S. Treasury Bills: the carrying amount of $1,007,252 approximates fair value.

The fair values of other financial instruments at December 31, 2002 based upon similar issuances of comparable companies are as follows:

(In Thousands)                                Carrying Amount    Fair Value
					      ---------------    ----------
Funds held by trustee-guaranteed
  investment contract                             $21,191          $23,421
First Mortgage Bonds                               65,000           83,917
FAME Revenue Notes                                 55,400           59,693
Senior Unsecured Note                              20,000           20,172
Municipal Review Committee Note Payable            11,781           11,769
Short-term debt                                    16,000           16,000


Note 10. Industry Restructuring and Rate Regulation
---------------------------------------------------

In 1997, the Maine legislature enacted a comprehensive law providing for the restructuring of the electric industry in Maine. The principal aspects of the law were as follows:

- Effective March 1, 2000, retail consumers of electricity had the right to purchase energy supply directly from competitive electricity suppliers;

- Electric utilities were required to divest of their generating assets and restrictions were imposed limiting their participation in generation and marketing activities;

- Electric utilities were provided with the opportunity to recover their prudently incurred stranded costs; and

- The MPUC was directed to conduct a competitive solicitation process to select a standard-offer provider to serve the needs of customers unable to find a competitive supplier or uninterested in doing so.

The Maine restructuring law has essentially been fully implemented.

As a result of the industry restructuring, the Company has been primarily engaged in the transmission and distribution of electric energy. Electric rates for the Company's customers are divided into four components, which are discussed below, (i) transmission, (ii) distribution, (iii) stranded costs, and (iv) energy service. The rates charged to customers for transmission, distribution and stranded costs are established in distinct regulatory proceedings. The Company's revenues are generated by a delivery charge encompassing transmission, distribution and stranded costs, and the Company is not presently involved in supplying energy to retail customers. The delivery charge, though, continues to be based on customers electricity usage measured in kilowatt hours ("kWh").

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

In April 1999 Central Maine Power Company (CMP), sold all of its interest in the Wyman generating units and ancillary property, including its 59% interest in Unit 4. On August 31, 1999, 11 minority owners of Wyman #4, including Bangor Hydro, served a Demand for Arbitration on CMP with respect to the sale of Wyman #4. The Demand asserted that the minority owners were entitled to a share of the
proceeds from CMP's sale of Wyman.   On April 23, 2001, CMP and the
minority owners reached a settlement agreement to dispose of all claims raised in the Demand for Arbitration. Under the terms of the agreement, CMP agreed to pay the minority owners $12 million in exchange for a full release from all claims arising from CMP's sale of
Wyman.   In July 2001 the MPUC issued an order approving the settlement agreement, and in October 2001 the Company received its share of the settlement from CMP amounting to approximately $2.6 million. This amount was deferred as a regulatory liability per the MPUC order, and the Company began returning this amount to customers starting March 1, 2002 over a two year period in connection with a change in its stranded cost rates.

DISTRIBUTION SERVICE
Distribution revenues represent approximately 50% of the Company's total electric operating revenues. On June 6, 2002, the MPUC approved an Alternative Rate Plan (ARP) and dismissed a pending management investigation of the Company. The terms of the ARP include a rate plan to be in effect through December 31, 2007, with the Company's core distribution rates being adjusted downward on July 1 of each year from 2003 to 2007, at annual rates ranging from 2% to 2 3/4%. The Company is also allowed rate adjustments associated with certain specified categories of costs. The ARP also includes a mechanism whereby distribution returns on common equity below 17% and above 5% in any given year will be retained by the Company. Earnings in excess of this range and earnings shortfalls below the range will be shared evenly between the Company and ratepayers. The Company is also required to meet certain customer service quality standards during the term of the ARP, and rate reduction penalties will result from not meeting the various performance measures as set forth in the stipulation. Finally, the ARP provides the Company with an accounting order allowing for the deferral and ten year amortization of employee transition costs during 2002 and 2003 in connection with reductions in the cost of operations.

Successful implementation of the ARP necessitated a significant decrease in the Company's operating costs, and as a result, the Company reorganized its operations in 2002. The internal restructuring, which encompasses all aspects of the Company, has reduced operating costs by approximately 20%-25%. The Company is also beginning to transfer a portion of its fixed costs to variable costs, and improve processes to
enhance long-term performance.   As part of the restructuring,
employment levels were reduced by approximately 25% in the second and third quarters of 2002 through early retirement and severance arrangements. The total employee transition costs incurred in 2002 were approximately $8.1 million and are recorded as a component of Other Regulatory Assets on the consolidated balance sheets at December 31, 2002. These deferred costs are being amortized over a ten-year period, starting in June 2002.

STRANDED COST SERVICE
Stranded cost revenues represent approximately 40% of the Company's total electric operating revenues. Pursuant to the Maine restructuring law, electric utilities are entitled to recover all prudently incurred stranded costs that cannot reasonably be mitigated. In February 2002, the MPUC issued an order allowing the Company to increase its rates to recover the stranded costs created as a result of the restructuring of the electric utility industry in the State of Maine. The stranded cost rate increase, effective March 1, 2002, resulted in the Company's total electric rates increasing by approximately 6.5%. The stranded cost rates are set for a period not to exceed three years, although the Company has the right to seek adjustments to these rates if certain economic situations occur. Customers reducing or eliminating their consumption of electricity by switching to self-generation, conversion to alternative fuels or utilizing demand-side management measures cannot be assessed exit or entry fees.

In connection with the Company's stranded cost rate proceeding with the MPUC the principal regulatory assets and liabilities being recovered from/returned to customers as stranded costs are as follows:

- Maine Yankee decommissioning and other closure costs (See Note 7)

- Obligations associated with Hydro-Quebec (See Note 7)

- The cost of energy and capacity associated with the power purchase contracts, net of revenues from resale (See Note 7)

- Purchased power contract buyout and restructuring costs (See Note 7)

- Seabrook investment (See Note 8)

- Deferred special rate contract revenues (See below in Note 10)

- Deferred asset sale gain (See Above in Note 10)

- Deferred standard offer costs (See Below in Note 10)

- Deferred Maine Yankee replacement power cost write-off (See Note 7)


Deferred Special Rate Contract Revenues - Also in connection with the February 2000 rate order from the MPUC, and starting March 1, 2000, the Company was granted a deferral mechanism for the difference in actual revenues realized from customers under special rate contracts as compared to the estimated revenues from these customers utilized in setting the Company's new electric rates starting March 1, 2000. Under this deferral mechanism, the Company recorded a regulatory asset and additional revenues of approximately $1.4 million for the period from March 1, 2000 through December 31, 2000. In 2001, the Company's special rate contract revenue deferrals amounted to approximately $1.6 million, of which $2.3 million was recorded as additional revenue and $700,000 was recorded as an increase in goodwill. The increase in goodwill was a result of certain adjustments to the deferrals approved by the MPUC in the Company's recent stranded cost rate proceeding. In 2002, for January and February, the Company recorded a regulatory asset and additional revenues of approximately $.6 million. Effective March 1, 2002, with the implementation of new stranded cost rates, these deferrals ceased, and the Company began amortizing the deferred special rate contract revenue regulatory asset balance over a four year period.

Effective March 1, 2002, the Company began recording new special rate contract revenue deferrals in connection with a new rate contract with a large industrial customer. The Company is realizing stranded cost related revenues from this customer that are in excess of amounts assumed in the latest stranded cost rate proceeding. As a result, and as ordered by the MPUC, the Company is recording a reduction in the deferred special rate contract revenue regulatory asset and a reduction in revenues. The revenue deferrals associated with this customer amounted to $.5 million for the period from March 2002 to December 2002. The net deferred special rate contract revenue regulatory asset amounts to $2.5 million at December 31, 2002 and is included as a component of Other Regulatory Assets in the Consolidated Balance Sheets.

TRANSMISSION SERVICE
Transmission revenues represent approximately 10% of the Company's total electric operating revenue. The regulation of electric transmission has also been undergoing substantial restructuring. In New England, these changes have included the restructuring of NEPOOL and the formation of the New England Independent System Operator, ISO-New
England (ISO-NE) in March 1997. ISO-NE is an independent entity operating under contract with NEPOOL to manage the New England region's electric bulk power generation and transmission systems and administering the region's open access transmission tariff. The Company's transmission facilities are already under the operational control of ISO-New England and rates for retail transmission service are subject to FERC jurisdiction.

In February 2001, the FERC last issued an order approving transmission rates for service provided on or after March 1, 2000. Under the FERC Order approving these transmission rates, a "formula" rate was approved, allowing the Company to adjust its rates annually to reflect changes in the Company's costs and its sales volume during the preceding calendar year. The Company's transmission rate formula will be subject to review by FERC during 2003. In addition, ongoing FERC initiatives to restructure the transmission industry may ultimately result in a different transmission cost recovery structure.

ENERGY SERVICE
The Company is not presently engaged in selling energy to customers. Pursuant to the Maine restructuring law, all customers have the right to select a competitive energy supplier to serve their energy requirements. For customers unable to do so, or uninterested in doing so, standard offer service is provided by default. The MPUC is responsible for selecting a standard offer provider through a competitive solicitation process. The solicitation process is anticipated to be conducted every three years for residential and small commercial customers and every year for large commercial and industrial customers. For the period March 2000 through February 2002, the MPUC rejected results of the competitive solicitation process for the Company's customers and directed the Company to arrange for standard offer service. The MPUC established the schedule of rates the Company could charge for this service starting March 1, 2000.

The Company entered into arrangements with third parties to purchase the energy to serve the standard- offer customers. The Company was allowed by the MPUC to defer, for future ratemaking treatment, the difference between revenues realized from the standard-offer sales and the costs incurred to provide this service, including carrying costs on the deferred balance. Since March 1, 2000, when new rates went into effect, on a cumulative basis, the revenues realized from standard offer customers exceeded the costs of providing the standard offer service, and consequently, the Company recorded a regulatory liability. Effective March 1, 2002, with the implementation of new stranded cost rates as approved by the MPUC, the Company began amortizing the deferred standard offer liability balance over a two year period. The deferred balance amounted to approximately $1 million as of December 31, 2002 (which is included in Other regulatory liabilities on the Consolidated Balance Sheets). Also, as previously discussed, effective March 1, 2002, as a result of new bids received from competitive energy providers, the Company is no longer serving as the standard offer
service provider.   The Company is, though, serving as the billing and
collection agent under the standard offer program.

As a result of the previously discussed reconciliation mechanism, standard-offer related revenues and expenses do not have any impact on the Company's earnings, although they do result in increases in both categories in the Company's Consolidated Statements of Income. Consequently, the Consolidated Statement of Income for 2002, 2001 and 2000 has been modified to reflect the separate presentation of standard-offer service revenues and purchased power expenses.

Regulatory Assets and Meeting the Requirements of SFAS 71 - The Company is subject to the provisions of Statement of Financial Accounting
Standards No. 71, "Accounting for the Effects of Certain Types of
Regulation" (SFAS 71). SFAS 71 allows the establishment of regulatory assets for costs accumulated for certain items other than the usual and customary capital assets, and allows the deferral of the income statement impact of those costs if they are expected to be recovered in future rates. As of December 31, 2002, the Company has regulatory assets, net of regulatory liabilities, of approximately $225.7 million. The Company continues to meet the requirements of SFAS 71 since the Company's rates are intended to recover the cost of service plus a rate of return on the Company's investment, as well as providing specific recovery of costs deferred in prior periods.

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


Note 11. Construction of Facilities for Casco Bay Energy
--------------------------------------------------------

The Company entered into an agreement with Casco Bay whereby the Company agreed to construct various transmission facilities required to allow a generating facility being constructed in Veazie, Maine to interconnect with the Company's electrical system and deliver its output to the New England Power Pool Transmission Facility (PTF) grid. Under this agreement, Casco Bay agreed to advance funds necessary to pay for such construction. Pursuant to a FERC order approving an amendment to the NEPOOL Agreement, approximately 50% of the construction funds advanced are being refunded to Casco Bay by customers of NEPOOL over an approximately 30-year period. The Company began refunding such construction costs to Casco Bay starting in June 2000. The refunds amounted to approximately $582,000 in 2002, $513,000 in 2001 and $300,000 in 2000. At the end of 2002, the Company had recorded approximately $4 million of electric plant in service for these PTF facilities and a corresponding long-term payable of $3.8 million. The long-term payable is included on the Consolidated Balance Sheets as a component of Other Long-term Liabilities.


Note 12.   Derivative Financial Instruments
-------------------------------------------

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

PURCHASED POWER CONTRACTS - In the second quarter of 2001, the DIG reached a conclusion as to the interpretation of clearly and closely related contracts that qualify for the normal purchase and sales exception under SFAS 133.  The conclusion of the DIG was that for contracts with prices indexed to the Consumer Price Index (CPI), these would not qualify for the normal purchase and sale exception under SFAS 133 and would need to be accounted for as derivatives under this statement effective July 1, 2001. The Company has two power contracts (one purchase and one sale) with prices indexed to a broad price measure similar to the CPI, that were excluded from the scope of SFAS 133 on January 1, 2001, as a
result of the normal purchase and sale exception.   Given the DIG's
conclusion, the Company, effective July 1, 2001, began to account for these power contracts as derivatives in accordance with SFAS 133 and recorded them at fair value on the Company's consolidated balance sheet
in the third quarter of 2001.   The fair value of the above-market
portion of these contracts as of December 31, 2002 and 2001 represents a liability of approximately $63.3 million and $74 million,
respectively.  The Company has recorded a regulatory asset to offset this liability, since the Company is currently recovering the net above-market cost of these contracts as part of its stranded cost
recovery.   As a result of this regulatory accounting, the recording of these contracts on the Company's consolidated balance sheet does not result in an impact on earnings.

WEATHER HEDGE - In November 2002 the Company purchased a weather hedge for the 2002-2003 heating season. The hedge is designed to protect against the negative impacts of warmer than normal weather on the Company's electric operating revenues. The cost of the weather hedge was approximately $87,000 which is being amortized over the 2002- 2003 heating season. No income was recognized for this weather hedge in 2002
due to the colder than normal weather.   The fair value of this
financial instrument at December 31, 2002 is de minimis.


Note 13. Contingencies
----------------------

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

The Company has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for this waste disposal site. Additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. At December 31, 2002, the liability recorded by the Company for its estimated environmental remediation costs amounted to approximately $411,000. The Company's actual future environmental remediation costs may be different as additional factors become known.


Note 14.  New Accounting Pronouncement
--------------------------------------

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


Note 15. Unaudited Quarterly Financial Data
-------------------------------------------

Unaudited quarterly financial data pertaining to the results of operations are shown below (Dollars in thousands except for per share amounts):
					 Quarters Ended
			   -------------------------------------------
			    Mar. 31,    June 30,   Sept. 30,  Dec. 31,
			   ---------    --------   ---------  --------
2002
----
Operating Revenues         $ 48,645    $ 38,285   $ 40,881   $ 39,927
Operating Income              6,292       4,559      7,008      6,178
Net Income                    3,028       1,765      4,301      3,367
Basic Earnings Per Share
  of Common Stock          $    .40    $    .23   $    .58   $    .45
			   ========    ========   ========   ========
2001
----
Operating Revenues         $ 56,204    $ 54,003   $ 55,570   $ 51,631
Operating Income              7,627       3,169      6,099      6,722
Net Income (Loss)             4,584        (201)     3,062      1,244
Basic Earnings (Loss) Per
  Share of Common Stock    $    .61    $   (.04)  $    .41   $    .16
			   ========    ========   ========   ========
2000
----
Operating Revenues         $ 50,121    $ 48,563   $ 58,641   $ 55,012
Operating Income              8,307       4,652      6,535      6,930
Net Income                    3,937       1,339      3,940      1,885
Basic Earnings Per Share
  of Common Stock          $    .53    $    .17   $    .53   $    .25
			   ========    ========   ========   ========



ERNST & YOUNG    Ernst & Young LLP                  Phone:  (617) 266-2000
		 200 Clarendon Street               Fax:    (617) 266-5843
		 Boston, Massachusetts 02116-5072   www.ey.com


		  Report of Independent Auditors


To the Stockholders and Directors of
Bangor Hydro-Electric Company

We have audited the consolidated financial statements listed in the index appearing under Item 14(a) and the financial statement schedule appearing under Item 14(b) as of December 31, 2002 and 2001, and for the years then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bangor Hydro-Electric Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Financial Accounting Standards No. 141, "Business Combinations".

February 5, 2003                            /s/ Ernst & Young LLP



    Ernst & Young LLP is a member of Ernst & Young International, Ltd.



Item 9 Changes in and Disagreements with Independent Accountants on Financial Disclosure
---------------------------------------------------------------------

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

PricewaterhouseCoopers report on the financial statements for 2000 did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company's 2000 fiscal year and during 2001 prior to the retention of Ernst & Young, the Company had no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. During the two most recently completed fiscal years or during 2001, PricewaterhouseCoopers (A) did not advise the Company that the internal controls necessary for the Company to develop reliable financial statements do not exist; (B) did not advise the Company that information had come to their attention that had led them to no longer be able to rely on management's representations, or that had made them unwilling to be associated with the financial statements prepared by management; (C) did not advise the Company of the need to expand significantly the scope of its audit, or that information had come to their attention during the two most recently completed fiscal years or during 2001, that if further investigated may: (i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (ii) cause them to be unwilling to rely on management's representations or be associated with the Company's financial statements, and therefore the discontinuation of the retention of PricewaterhouseCoopers did not prevent such an expansion of the scope of their audit or their ability to conduct such further investigation; and (D)(1) did not advise the Company that information had come to their attention that they had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to PricewaterhouseCoopers' satisfaction, would prevent them from rendering an unqualified audit report on those financial statements), and therefore the dismissal of PricewaterhouseCoopers' did not prevent the resolution of any issue that had not been resolved to PricewaterhouseCoopers' satisfaction prior to discontinuation of the retention of PricewaterhouseCoopers.

By letter to the Company dated as of December 18, 2001, a copy of which was filed with the Securities and Exchange Commission by the Company as an Amendment to its 2001 Proxy Statement on February 21, 2002, PricewaterhouseCoopers stated that it agreed with the Company's statements relating to the change in accountants that were included in the Company's Proxy Statement for the annual meeting of shareholders held on December 19, 2001. The Company's statements in that Proxy Statement are identical in all material respects to the statements contained herein.

Since the appointment of Ernst & Young as the Company's independent auditors in 2001, the Company has had no disagreements with Ernst & Young regarding financial disclosure.

PART III
--------

Item 10  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The following is a list of the directors and executive officers of the Company, and for each a description of the following: (i) current principal occupation or employment and the name, principal business and address of any corporation or organization in which the employment or occupation is conducted; (ii) material occupations, positions, offices or employment during the past five years, giving the starting and ending dates of each and the name, principal business and address of any corporation or other organization in which the occupation, position, office or employment was carried on; and (iii) country of citizenship.

Unless otherwise noted below, none of the following persons has been convicted in a criminal proceeding during the past five years (excluding traffic violations or similar misdemeanors), and none of the following persons has during the past five years been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.


NAME                            AGE             POSITION
----                            ---             --------

David McD. Mann                 63              Chairman of the Board
Christopher G. Huskilson        45              Director, Vice Chairman
Jane J. Bush                    57              Director
Norman A. Ledwin                60              Director
Elizabeth A. MacDonald          56              Director
Ronald E. Smith                 52              Director
Raymond R. Robinson             44              Chief Operating Officer
David R. Black                  55              Treasurer, Controller, CFO

David McD. Mann has been a Director and Chairman of the Board since Bangor Hydro's merger with Emera in October, 2001. Mr. Mann also serves as President and Chief Executive Officer and Director of Emera Inc. Until July, 1996, Mr. Mann was a senior partner with the Halifax, Nova Scotia law firm of Cox Downie. Mr. Mann's business address is 1894 Barrington Street, Halifax, Nova Scotia
B3J 2A8.  Mr. Mann is a citizen of Canada.

Christopher G. Huskilson has been a Director and Vice Chairman of the Board since Bangor Hydro's merger with Emera in October, 2001. Mr. Huskilson also serves as Chief Operating Officer of Nova Scotia Power Inc., a subsidiary of Emera. Mr. Huskilson's business address is 1894 Barrington Street, Halifax, Nova Scotia B3J 2A8. Mr. Huskilson is a citizen of Canada.

Jane J. Bush has been a Director since 1990. Ms. Bush is President and co-owner of Coastal Ventures, a retailing company. Ms. Bush's business address is 11 Addison Rd, Columbia Falls, ME 04623. Ms. Bush is a citizen of the United States.

Norman A. Ledwin has been a Director since 1996. Mr. Ledwin is President and Chief Executive Officer and a Director of Eastern Maine Healthcare, a health care organization made up of not-for-profit and for-profit entities (including Eastern Maine Medical Center, a not-for-profit regional acute care hospital facility). Mr. Ledwin's business address is 489 State St., Bangor, Maine 04401. Mr. Ledwin is a citizen of the United States.

Elizabeth A. MacDonald has been a Director since Bangor Hydro's merger with Emera in October, 2001. Ms. MacDonald also serves as Vice President, Human Resources of Emera. Until November, 2001, Ms. MacDonald was Vice President - Human Resources of Nova Scotia Power Inc. Ms. MacDonald's business address is 1894 Barrington Street, Halifax, Nova Scotia B3J 2A8. Ms. MacDonald is a citizen of Canada.

Ronald E. Smith has been a Director since Bangor Hydro's merger with Emera in October, 2001. Mr. Smith also serves as Chief Financial Officer of Emera. From September, 1999 to October, 2000, Mr. Smith was an independent consultant. From March, 1999 to September, 1999, Mr. Smith was Chief Financial Officer, Telecommunications, for Aliant Inc. Prior to March 1999 was Chief Financial Officer for Maritime Tel & Tel Co. Ltd. Mr. Smith's business address is 1894 Barrington Street, Halifax, Nova Scotia B3J 2A8. Mr. Smith is a citizen of Canada.

Raymond R. Robinson has been Chief Operating Officer of Bangor Hydro since April, 2002. From 2001 until 2002, Mr. Robinson served as Vice President, Utility Integration for Emera. Prior to 2001, Mr. Robinson served as President and Chief Executive Officer of Yukon Energy Corporation. Mr. Robinson's business address is 33 State St., Bangor, Maine 04401. Mr. Robinson is a citizen of Canada.

David R. Black has been Treasurer and Controller and Chief Financial Officer of Bangor Hydro since April, 2002. Prior to April, 2002, Mr. Black was Controller of Bangor Hydro. Mr. Black's business address is 33 State St., Bangor, Maine 04401. Mr. Black is a citizen of the United States.

In 2002, the Board met on six occasions.

The Board of Directors has one standing committee, its Audit Committee. The Audit Committee reviews with the independent public accountants the scope and results of their audit and other services to the Company, reviews the adequacy of the Company's internal accounting controls and reports to the Board at the Directors' meeting following each Audit Committee meeting or as necessary. The Audit Committee presently consists of Jane J. Bush, who is Chair of the Committee, Norman A. Ledwin and Ronald E. Smith. Mr. Smith is not independent under the listing standards of the New York Stock Exchange or under Section 301 of the Sarbanes-Oxley Act (15 USC Sec. 78f) since he is an employee of Emera Inc., a parent of the Company. With respect to Mr. Ledwin, the Board determined that Mr. Ledwin's affiliation with Eastern Maine Healthcare, which has an indirect business relationship with the Company, does not interfere with his exercise of independent judgment. The Audit Committee met five times during 2002. Audit Committee members are appointed by the Board and the Chair of the Committee is selected by Committee members. The Board does not have a compensation, investment or nominating committee.



Item 11  Executive Compensation
-------  ----------------------

The following table shows, for the fiscal years ending December 31, 2002, 2001, and 2000, the cash compensation paid to the principal executive officer and to the other executive officers whose total salary and bonus exceeded $100,000:

SUMMARY COMPENSATION TABLE - ANNUAL COMPENSATION

			   Annual Compensation               Long term compensation
			 ----------------------          ------------------------------
							      Awards                  Payouts
							 ----------------------
					       Other                                ------------
		 Year    Salary      Bonus    Annual   Restricted    Securities
												       All Other
					      Compen-     Stock      Underlying      LTIP Payouts     Compensation
					      Sation     Awards     Options/SARs         ($)              ($)
									(#)
		  (b)      (c)       (d)       (e)        (f)           (g)               (h)              (i)
-----------------------------------------------------------------------------------------------------------------

Carroll R. Lee   2002    $98,654       none    none                                                      $454,638
President
& Chief
Operating
Officer          2001    190,131   $101,760   $3,400                                                         none
(Retired June
2002)            2000    180,289     $5,029   $3,400                                                         none
------------------------------------------------------------------------------------------------------------------

Raymond
Robinson         2002   $117,337    $51,271     $160                 17,500*                               $1,498
Chief Operating
Officer
(Appointed
June
2002)
------------------------------------------------------------------------------------------------------------------

David R.
Black            2002    $92,680    $10,243                                                                $2,391
Controller
------------------------------------------------------------------------------------------------------------------

Frederick S.
Samp             2002    $49,362       none     none                                                     $272,743
Vice
President
- Finance
& Law            2001    138,624    $61,283   $3,400                                                         none
(Resigned
May
2002)            2000    131,206     $3,664   $3,046                                                         none
------------------------------------------------------------------------------------------------------------------

Paul A.
LeBlanc          2002    $68,654       none     none                                                     $249,920
Vice
President
- Human
Resources        2001    128,066    $51,186   $3,400                                                         none
& Information
Services         2000    121,085     $3,383   $2,800                                                         none
(Retired
June
2002)
------------------------------------------------------------------------------------------------------------------

* - The Stock Options granted to Mr. Robinson are for shares of Emera.


Stock Options Granted During the Most Recent Fiscal Year - 2002
---------------------------------------------------------------

The following table shows information regarding grants of stock options made to the Named Executive Officers during the fiscal year ended December 31, 2002. The stock options are granted pursuant to Emera's stock option plan and are options to purchase the stock of Emera, Inc. granted by Emera, the Company's ultimate parent. Mr. Robinson is eligible to participate in the Emera corporate stock option plan as the principal executive officer of a significant operating subsidiary. Emera's shares are traded on the Toronto Stock Exchange under the symbol "EMA". Emera shares trade in Canadian dollars. The exchange rate as of December 31, 2002 was US$1.5796 to CAN$1.00.

							  Market Value of
			     % of Total                     Securities
		 Securities    Options      Exercise or     Underlying
		   Under      Granted to       Base       Options on the
		  Options     Employees       Price       Date of Grant
		  Granted        in          $/Common        $/Common       Expiration
     Name           (#)         2002          Share           Share            Date


Raymond Robinson   17,500       100%*         16.50           16.50       Feb. 13, 2012

* - Mr. Robinson's 2002 award represents 3.18% of the options granted under the Emera corporate stock option plan during 2002.

If Mr. Robinson's 2002 options appreciated at 5% per year through February 13, 2012, the potential realizable value of the options in nominal U.S. dollars would be $94,397.59. If Mr. Robinson's 2002 options appreciated at 10% per year through February 13, 2012, the potential realizable value of the options in nominal U.S. dollars would be $240,491.90. Each of these calculations is based upon a December 31, 2002 stock price of CAN$16.05 per share of Emera common stock and an exchange rate of US$1.5796 to CAN$1.00.

Stock Option Exercises During the Most Recent Fiscal Year - 2002
----------------------------------------------------------------

The following table shows information regarding exercise of stock options by the Named Executive Officers during the fiscal year ended December 31, 2002. The stock options are options to purchase the stock of Emera, Inc. granted by Emera, the Company's ultimate parent. Emera shares trade in Canadian dollars. The exchange rate as of December 31, 2002 was US$1.5796 to CAN$1.00.

		 Securities
		  Acquired   Aggregate            Unexercised             Value of Unexercised
		     On        Value               Options at           In-the-Money Options at
		  Exercise    Realized          December 31, 2002         December 31, 2002
Name                (#)         ($)                    (#)                       ($)
					  Exercisable  Unexercisable    Exercisable Unexercisable

Raymond Robinson     0         0.00          2,500*       25,000*           2,374        7,122

* - Mr. Robinson was awarded 10,000 stock options during 2001 as an employee of Emera prior to the October, 2001 completion of the Bangor Hydro merger with Emera.

None of the Named Executive Officers received compensation under a Long Term Incentive Plan during 2002.

Pension Plan Tables
-------------------

Mr. Robinson participates in the Emera corporate pension plan. The Pension Plan Table below sets out the estimated annual benefits payable to participants in the Emera plan upon retirement at age 60 for the various salary/years of service combinations as shown. Pension payments and the average annual compensation upon which the pension payments are determined are in Canadian dollars. The table is shown in Canadian currency and the exchange rate as of December 31, 2002 was US$1.5796 to CAN$1.00.



		     Years of Credited Service at Retirement Age of 60
Remuneration    15            20           25           30              35
_____________________________________________________________________________

  ($)          ($)            ($)         ($)          ($)             ($)
100,000       30,000        40,000       50,000       60,000          70,000
200,000       60,000        80,000      100,000      120,000         140,000
300,000       90,000       120,000      150,000      180,000         210,000
400,000      120,000       160,000      200,000      240,000         280,000
500,000      150,000       200,000      250,000      300,000         350,000
600,000      180,000       240,000      300,000      360,000         420,000
700,000      210,000       280,000      350,000      420,000         490,000
800,000      240,000       320,000      400,000      480,000         560,000

Pension benefits paid under this pension plan are based on two percent of the average of the five highest years' earnings multiplied by each year of credited service. The pension is payable upon the earlier of:

   (i)  age 60; or
   (ii) age 55, provided that age and years of service add to at least 85.

A member may also retire on a reduced formula provided the member has attained age 55 but does not qualify for the Rule of 85.

Members of the Emera pension plan contribute 5.4 percent of eligible earnings up to the year's maximum pensionable earnings ("YMPE") under the Canada Pension Plan, and seven percent of earnings over the YMPE, to the maximum amount permitted by Canada Customs and Revenue Agency regulations. Pension amounts in excess of such regulations do not require employee contributions.

Spousal benefits are paid on the death of a member at the rate of 60 percent of regular pension benefits. The pension plan is indexed to the consumer price index to a maximum of six percent per annum. Upon reaching age 65, pension benefits under the pension plan are reduced to reflect commencement of payments under the Canada Pension Plan (CPP).

The major portion of the above pension will be provided by the pension plan. Due to Canada Customs and Revenue Agency's limitations on the maximum pension benefit which may be paid under the pension plan, a portion of the pension earned after January 1, 1992 will be provided under the terms of a Supplementary Employee Retirement Plan which will be secured by a letter of credit.

Mr. Robinson's benefit service, which includes his service at Emera prior to assuming his duties with Bangor Hydro, is two years (rounded to the nearest year).

Mr. Black participates in a tax-qualified defined benefit pension plan that is also applicable to all Bangor Hydro employees. The following table sets forth estimated annual benefit amounts payable upon retirement to persons in specified compensation and benefit service classifications assuming their retirement at the normal retirement age (65) in 2003.


				Years of Benefit Service
---------------------------------------------------------------------------
Average Annual
Compensation        5        10         15       20        25         30

$ 50,000        $ 4,339   $ 8,678   $13,016    $17,355   $21,694    $26,033
  75,000          6,839    13,678    20,516     27,355    34,194     41,033
 100,000          9,339    18,678    28,016     37,355    46,694     56,033
 150,000         14,339    28,678    43,016     57,355    71,694     86,033
 200,000         14,672    29,344    44,016     58,688    73,361     88,033

Compensation covered by the plan is total basic compensation exclusive of overtime, bonuses, and other extra, contingent or supplemental compensation, and is cash compensation plus compensation deferred pursuant to the Company's
Section 401(k) Plan. It is essentially the same as the amount shown as "Salary" in the Summary Compensation Table above. The annual retirement benefit is the greater of the following:

  a. The benefit accrued as of December 31, 1988 under a prior plan formula.

  b. 2.0% "average annual compensation" minus 0.4% of "covered compensation", times years of "benefit service".

The benefit may not be larger than limits set forth in IRC Section 415.

"Average annual compensation" is computed using the 36 consecutive months yielding the highest average, and "benefit service" generally means years of employment after age 21 and one year of service, up to a maximum of 30 years. "Covered compensation" is the average (without indexing) of the Social Security Taxable Wage Bases for the 35 calendar years ending with the year an individual attains Social Security Normal Retirement Age. It is assumed that the taxable wage base in effect at the beginning of the plan calculation year will remain the same for all future years. The benefit amount is payable in a life annuity form in full upon retirement at age 62 and in proportionately reduced amounts upon termination down to age 55.

In 2002, as part of an amendment to the defined benefit pension plan applicable to all Bangor Hydro employees designed to implement an early retirement program, all qualified employees' years of benefit service and ages were enhanced by five years and three years respectively. This enhancement increased Mr. Black's age for purposes of the plan to age 57. Prior to the enhancement, Mr. Black had already reached the maximum 30 years of benefit service.


Messrs. Lee, Samp, and LeBlanc participated in the tax qualified defined benefit pension plan applicable to all Bangor Hydro employees at the time of their respective retirement/resignation from the Company in 2002. In addition, Messrs. Lee, Samp, and LeBlanc are parties to Supplemental Benefit Agreements with the Company under which additional retirement benefits are to be paid. Said agreements define the total pension amount to be paid to the executive officer by the Company, with the supplemental amount defined as the difference between this total amount due and the amount due to the executive officer under the tax qualified pension plan applicable to all employees.
The total amount of pension benefit, as defined under the Supplemental Benefit Agreements, is a function of the executive officer's age at retirement and his average total compensation over a three-year period.
Under the Supplemental Benefit Agreements, no pension amount would be due until the executive officer reaches age 55. At age 55, the executive officer would be entitled to receive 50% of his or her average total compensation over a three-year period. The total pension amount to be paid upon retirement would increase proportionately until a retirement age of 62, at which point the executive officer would be entitled to receive upon retirement 75% of his or her average total compensation over a three-year period.

Pursuant to modifications to his individual agreements prior to his resignation in 2002, Mr. Samp's age was enhanced from 51 to 53. At the time of their respective retirements in 2002, Mr. Lee had attained a natural age of 53 and Mr. LeBlanc had attained a natural age of 54. In addition, pursuant to the amendment to the tax qualified defined benefit pension plan applicable to all Bangor Hydro employees designed to implement an early retirement program, Messrs. Lee, Samp, and LeBlanc each had their benefit service enhanced by five years and age enhanced by three years, so that their respective ages and years of benefit service for purposes of this tax qualified plan at the times of their respective retirement/resignation in 2002, rounded to the nearest year, were as follows: Mr. Lee, age - 56, years of service - 30 (the maximum); Mr. Samp, age - 54, years of service - 21; and Mr. LeBlanc, age - 58, years of service - 30 (the maximum).

The following table sets forth estimated annual benefit amounts payable upon retirement after age 55 to Messrs. Lee, Samp, and LeBlanc under the Supplemental Benefit Agreements:

				   Age at Retirement
___________________________________________________________________________

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

"Average Total Compensation" under the Supplemental Benefit Agreements is computed using the average of the total annual compensation actually paid by the Company to the Executive during the thirty-six consecutive calendar months in which the Executive's total compensation from the Company was the highest.

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

Employment Contracts
--------------------

Mr. Robinson is party to an employment agreement with Emera that specifies his entitlement to salary, participation in compensation plans and other benefits, and an automobile allowance. In addition, Mr. Robinson is entitled to a severance payment of 18 months if he is removed from office without just cause.

Mr. Black is party to an employment agreement with the Company that specifies his entitlement to salary and participation in benefit plans. Mr. Black is entitled to receive his salary and benefits for the remaining term of his employment contract if he is removed from office without cause. Mr. Black's employment agreement expires March 31, 2003.

Messrs. Lee, Samp, and LeBlanc are parties to agreements under which in the event 1) of a change of control of the Company as defined in the agreements and
2) the covered party leaves the employment of the Company within one year after the change of control, he would be entitled to receive a payment equal to two years' salary based upon his average salary over the past three years. He would also be entitled to receive the Company's standard health, life insurance and disability benefits for a period of two years. Based upon the completion of the Company's merger with Emera Inc., Messrs. Lee, Samp, and LeBlanc were entitled to receive this benefit upon leaving the employment of the Company prior to October 10, 2002. The respective retirement/resignation of Messrs. Lee, Samp, and LeBlanc during 2002 constituted such termination of employment pursuant to the terms of these agreements.

Compensation of Directors
-------------------------

Directors who are not employees of the Company, Emera Inc. or other Emera affiliates are paid a fee of $500 per meeting for attendance at regular or special meetings of the Board, and $500 per meeting for attendance at committee meetings (unless the committee meeting is held the same day as another meeting for which a full meeting fee is paid, in which case the fee is $250). The directors are also paid an annual retainer of $6,000. Directors who are employees of the Company, Emera Inc. or other Emera affiliates receive no fee for their services as directors.


Item 12  Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

(a)     Security Ownership of Certain Beneficial Owners

As of February 1, 2003, the Company had outstanding 47,340 shares of Preferred Stock having general voting rights of one vote per share and 7,363,424 shares of Common Stock having general voting rights of one-twelfth of one vote per share.

The following table sets forth as of February 1, 2003 information with respect to persons known to management to be the beneficial owners of more than 5% of any class of voting securities of the Company:

Title of Class
---------------
Common Stock

Name and Address of Beneficial Owner
------------------------------------------------
BHE Holdings Inc.
566 Washington Road
Rye, New Hampshire  03870

Amount and Nature of Beneficial Ownership
------------------------------------------------------
7,363,424 shares

Percent of Class
--------------------
100.0%  (see (b) below)

(b)     Security Ownership of Management

The following table sets forth as of February 1, 2003 information with respect to the beneficial ownership of equity securities by directors, nominees for the office of director and named executive officers:


Title of Class      Name of Beneficial Owner    Beneficially Owned*
---------------------------------------------------------------------------
Common              Jane J. Bush                        1
Common              Christopher G. Huskilson            1
Common              Norman A. Ledwin                    1
Common              Elizabeth A. MacDonald              1
Common              David McD. Mann                     1
Common              Ronald E. Smith                     1
Common              David R. Black                      0
Common              Raymond R. Robinson                 0
Common              Directors & Executive
		      Officers as a group (8)           6
Preferred           Directors & Executive
		      Officers as a group (8)           0

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


Item 13  Certain Relationships and Related Transactions
-------  ----------------------------------------------

Compensation Committee Interlocks - None. The Company does not have a compensation committee.

Certain Relationships and Related Transactions - During 2002, the Company made payments to Eastern Maine Healthcare, its subsidiaries and affiliates, of $906,655. Mr. Ledwin, who serves on the Board of Directors and the Board's Compensation Committee, is President, Chief Executive Officer and a Director of Eastern Maine Healthcare. Eastern Maine Healthcare owns and operates Eastern Maine Medical Center, the second largest hospital in the State of Maine and the largest in the region served by the Company, as well as several other health care organizations in the region. The Company provides health care benefits to its employees through a self insured managed care plan. An independent plan administrator negotiates on behalf of the Company the rates for health care services paid to individual providers under the plan, including Eastern Maine Healthcare and its affiliates.



PART IV
-------

Item 14  Controls and Procedures
-------  -----------------------

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

Item 15  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------  ----------------------------------------------------------------

(a) Consolidated Financial Statements of the Company covered by the Report of the of Independent Auditors (See Item 8):

       Consolidated Statements of Income for the Years Ended
       December 31, 2002, 2001 and 2000

       Consolidated Balance Sheets - December 31, 2002 and
       2001

       Consolidated Statements of Capitalization - December 31, 2002
       and 2001

       Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2002, 2001 and 2000

       Consolidated Statements of Common Stock Investment for the Years ended December 31, 2002, 2001 and 2000

       Notes to Consolidated Financial Statements

       Report of Independent Accountants

(b)  Schedules

       Report of Independent Accountants

       Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted as the required information is inapplicable or the information is presented in the Company's consolidated financial statements or related notes.

(c)  Exhibits

       See Exhibit Index.

(d) Reports on Form 8-K

      Current reports on Form 8-K for the Fourth Quarter of 2002 dated December 9, 2002 and December 31, 2002 were filed regarding the Company's announced redemption of its 4% and 4 1/4% series of preferred stock.




			   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				   Bangor Hydro-Electric Company

				   /s/ Raymond R. Robinson
				   -----------------------
				   By: Raymond R. Robinson
				   Chief Operating Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   /s/ David McD. Mann
----------------                   -------------------
Jane J. Bush                       David McD. Mann
Director                           Chairman of the Board


/s/ Christopher G. Huskilson       /s/ Ronald E. Smith
----------------------------       -------------------
Christopher G. Huskilson           Ronald E. Smith
Vice Chairman, Director            Director


/s/ Norman A. Ledwin               /s/ David R. Black
--------------------               ------------------
Norman A. Ledwin                   David R. Black
Director                           Treasurer, Controller, CFO



--------------------------
Elizabeth A. MacDonald
Director



Each of the above signatures is affixed as of March 28, 2003.




			    CERTIFICATIONS
		      CERTIFICATION PURSUANT TO
		       18 U.S.C. SECTION 1350
		       AS ADOPTED PURSUANT TO
	     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Bangor Hydro-Electric Company (the Company) on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on March 28, 2003, we, the undersigned, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ David R. Black
------------------
David R. Black
Chief Financial Officer
March 28, 2003


/s/ Raymond R. Robinson
-----------------------
Raymond R. Robinson
Principal Executive Officer
March 28, 2003


This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.




I, David R. Black, certify that:

1. I have reviewed this annual report on Form 10-K of Bangor Hydro-Electric Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


/s/ David R. Black
------------------
David R. Black
Chief Financial Officer



I, Raymond R. Robinson, certify that:

1. I have reviewed this annual report on Form 10-K of Bangor Hydro-Electric Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


/s/ Raymond R. Robinson
-----------------------
Raymond R. Robinson
Principal Executive Officer


                                                                                  SCHEDULE II


                                 Valuation and Qualifying Accounts and Reserves
                                 ------------------------------------------------------------
                                                      Additions
                                             -----------------------------

                                 Balance at   Charged to   Charged to                   Balance at
                                 Beginning    Costs and      Other                         End
                                 Of Period     Expenses     Accounts    Deductions      of Period
                                 ------------------------------------------------------ -------------

2002

Reserve for Doubtful Accounts   $  761,000   $1,801,158   $   249,052  $1,726,158 (A)  $1,085,052
                                 ----------   ----------   ----------   ----------      ----------


2001

Reserve for Doubtful Accounts   $  761,000   $1,884,630   $       -    $1,884,630 (A)  $  761,000
                                 ----------   ----------   ----------   ----------      ----------


2000

Reserve for Doubtful Accounts   $1,075,000   $1,275,016   $       -    $1,589,016 (B)  $  761,000
                                 ----------   ----------   ----------   ----------      ----------


 NOTE:
 (A) Accounts written off, less recoveries.
 (B) Accounts written off, less recoveries. For 2000 includes reduction in reserve for doubtful accounts of $314,000.


			       EXHIBIT INDEX

			 Exhibits Included Herewith
			 --------------------------

3.      Articles of Incorporation and By-Laws

   3(a) Articles of Amendment dated May 15, 2002, granting the Board of Directors authority to repurchase stock and to make equity distributions to shareholders

   3(b) Articles of Amendment dated June 17, 2002, reducing the par value of the Company's common stock from $5.00 to $0.00.

10.     Material Contracts

   10(a) Note Purchase Agreement dated as of December 20, 2002 By and Among the Company and Thrivent Financial for Lutherans

   10(b) Amendment No. 4 entered into as of March 29, 2002 to the 1998 Amended and Restated Revolving Credit Agreement and Term Loan
Agreement By and Among the Company and Fleet National Bank as Agent

  10(c) Amendment No. 5 entered into as of September 13, 2002 to the 1998 Amended and Restated Revolving Credit Agreement and Term Loan
Agreement By and Among the Company and Fleet National Bank as Agent


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

  3.1       Company's Certificate                Form S-2, Reg. No. 33-39181,
	    of Organization, together            Exhibit 3.1
	    with all amendments thereto

  3.2       Articles of Amendment                Form S-2, Reg. No. 33-63500,
	    increasing Company's                 Exhibit 4.3
	    authorized capital stock

  3.3       Articles of Amendment                Form 10-K, 1995, Exhibit 3(a)
	    changing Corporate Clerk

  3.4       Articles of Amendment                Form 10-K, 1998, Exhibit 3(a)
	    Allowing Use of Similar Name

  3.5       Articles of Merger dated October     Form 10-K, 2001, Exhibit 3(a)
	    10, 2001

  3.6 Articles of Amendment dated January Form 10-K, 2001, Exhibit 3(b) 8, 2002, reducing the minimum number of directors from 9 to 3

  3.7       By-Laws of the Company, Amended      Form 10-K, 2001, Exhibit 3(c)
	    and Restated as of December 19, 2001


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

  10.77     401 (k) Plan for Non-               Form 10-K, 1988, Exhibit 10(x)
	    Union Employees

  10.78     Agreement for the                   Form S-2, Reg. No. 33-39181,
	    Purchase and Sale o                 Exhibit 10.82
	    Electricity dated as of
	    June 21, 1984 between
	    Penobscot Energy Recovery
	    Company and the Company

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

  10.97     Line Agreement dated as of June     Form 10-K, 2001, Exhibit 10(a)
	    29, 2001 Agreement By and Among
	    the Company and Fleet National Bank

  10.98 Promissory Note dated as of June 29, Form 10-K, 2001, Exhibit 10(b) 2001 Agreement By and Among the
	    Company and Fleet National Bank 10(a)

  10.99 Promissory Note dated as of October Form 10-K, 2001, Exhibit 10(c) 10, 2001 from the Company to the Municipal Review Committee, Inc.

  10.100    Amendment No. 3 entered into as of   Form 10-K, 2001, Exhibit 10(b)
	    December 31, 2001 to the 1998 Amended
	    and Restated Revolving Credit Agreement
	    and Term Loan Agreement By and Among
	    the Company and Fleet National Bank as
	    Agent

  10.101 Amendment No. 2 dated as of December Form 10-K, 2001, Exhibit 10(b) 31, 2001 to Promissory Note By and
	    Among the Company and Fleet National
	    Bank