Form 10-Q
period 2003-03-31
BANGOR HYDRO ELECTRIC CO
filed 2003-05-09
CIK 9548

SECURITIES AND EXCHANGE COMMISSION
		   WASHINGTON, D.C.  20549

			  FORM 10-Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION
	   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2003    Commission File No. 1-10922
		      --------------                        -------


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


			 Yes   X        No ____
			     ----



			  FORM 10-Q

	     FOR THE QUARTER ENDED MARCH 31, 2003


							   PAGE
							   ----
Cover Page                                                   1

Index                                                        2

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

Consolidated Statements of Income                            3

Consolidated Balance Sheets - March 31, 2003
  And December 31, 2002                                      4

Consolidated Statements of Capitalization                    6

Consolidated Statements of Cash Flows                        7

Consolidated Statements of Common Stock Investment           8

Notes to the Consolidated Financial Statements               9

Item 2.  Management's Discussion and Analysis of Results
  of Operations and Financial Condition                     14

Item 3.  Quantitative and Qualitative Disclosures
About Market Risk                                           26

Item 4.  Controls and Procedures                            26


PART II - OTHER INFORMATION
---------------------------

Item 5 - Other Information                                  27

Item 6 - Exhibits and Reports on Form 8-K                   27

Signature Page                                              28

Certifications                                              29


		 BANGOR HYDRO-ELECTRIC COMPANY
	       CONSOLIDATED STATEMENTS OF INCOME
	     000's Omitted Except Per Share Amounts
			  (Unaudited)

							  Three Months Ended
							  Mar. 31,   Mar. 31,
							    2003       2002
							---------------------
Operating Revenues:
    Electric operating revenue                          $   31,477 $   29,532
    Off-system sales                                         7,195      6,907
    Standard offer service                                       2     12,206
							---------------------
							$   38,674 $   48,645
							---------------------
Operating Expenses:
    Purchased power and fuel for generation             $   14,418 $   11,233
    Standard offer service purchased power                     -       11,890
    Other operation and maintenance                          7,612      9,715
    Depreciation and amortization                            2,499      2,676
    Regulatory amortizations                                 2,029      3,649
    Taxes -
       Local property and other                              1,260      1,345
       State and federal income                              3,256      1,845
							---------------------
							$   31,074 $   42,353
							---------------------
Operating Income                                        $    7,600 $    6,292

Other Income:
    Allowance for equity funds used
       during construction                              $       98 $      114
    Other, net of applicable income taxes                      236         83
							---------------------
Income Before Interest Expense                          $    7,934 $    6,489
							---------------------
Interest Expense:
    Long-term debt                                      $    2,808 $    3,378
    Other                                                      199        192
    Allowance for borrowed funds used
       during construction                                     (75)      (109)
							---------------------
							$    2,932 $    3,461
							---------------------
Net Income                                              $    5,002 $    3,028

Dividends On Preferred Stock                                    48         66
							---------------------
Earnings Applicable To Common Stock                     $    4,954 $    2,962
							=====================
Weighted Average Number of Shares Outstanding                7,363      7,363
							=====================
Earnings Per Common Share                               $      .67 $      .40
							=====================
Dividends Declared Per Common Share                     $        - $        -
							=====================

See notes to the consolidated financial statements.



		 BANGOR HYDRO-ELECTRIC COMPANY
		  CONSOLIDATED BALANCE SHEETS
			 000's Omitted
			  (Unaudited)



						     Mar. 31,     Dec. 31,
Assets                                                   2003         2002
						     -----------  -----------
Investment In Utility Plant:
    Electric plant in service, at original cost      $    334,379 $    333,410
    Less - Accumulated depreciation and amortization       99,725       97,473
						     ------------ ------------
						     $    234,654 $    235,937
    Construction work in progress                           6,082        5,934
						     ------------ ------------
						     $    240,736 $    241,871
    Investments in corporate joint ventures:
       Maine Yankee Atomic Power Company             $      3,788 $      4,034
       Maine Electric Power Company, Inc.                   1,049        1,004
						     ------------ ------------
						     $    245,573 $    246,909
						     ------------ ------------
Other Investments, at cost                           $      3,560 $      3,591
						     ------------ ------------
Funds held by trustee, at cost                       $     21,537 $     21,192
						     ------------ ------------
Current Assets:
    Cash and cash equivalents                        $        827 $        989
    Accounts receivable, net of reserve
       of $1,206 for 2003 and $1,085 for 2002              21,113       21,027
    Unbilled revenue receivable                             8,534        8,319
    Inventories, at average cost:
       Material and supplies                                2,430        2,467
       Fuel oil                                                73           45
    Prepaid expenses                                           84          285
						     ------------ ------------
       Total current assets                          $     33,061 $     33,132
						     ------------ ------------
Regulatory Assets and Deferred Charges:
    Goodwill-EMERA Acquisition                       $     82,537 $     82,537
    Investment in Seabrook nuclear project                 21,448       21,873
    Costs to terminate/restructure purchased
      power contracts                                      67,795       72,676
    Maine Yankee decommissioning costs                     30,083       31,101
    Above-market purchased power contract obligations       -           63,341
    Other regulatory assets                                56,684       57,844
    Other deferred charges                                  5,670        6,535
						     ------------ ------------
       Total regulatory assets and deferred charges  $    264,217 $    335,907
						     ------------ ------------
	  Total Assets                               $    567,948 $    640,731
						     ============ ============

See notes to the consolidated financial statements.






		 BANGOR HYDRO-ELECTRIC COMPANY
		  CONSOLIDATED BALANCE SHEETS
			 000's Omitted
			  (Unaudited)


						     Mar. 31,     Dec. 31,
							 2003         2002
Stockholders' Investment and Liabilities             -----------  -----------


Capitalization:
    Common stock investment                          $    210,734 $    206,266
    Preferred stock                                           628        4,734
    Long-term debt, net of current portion                117,613      118,059
						     ------------ ------------
	 Total capitalization                        $    328,975 $    329,059
						     ------------ ------------
Current Liabilities:
    Notes payable - banks                            $     11,000 $     16,000
						     ------------ ------------
    Other current liabilities -
      Current portion of long-term debt              $     34,213 $     34,137
      Accounts payable                                     15,769       20,282
      Dividends payable                                        33           66
      Accrued interest                                      3,278        2,093
      Customers' deposits                                     598          572
      Current income taxes (refundable) payable             3,420         (355)
						     ------------ ------------
	 Total other current liabilities             $     57,311 $     56,795
						     ------------ ------------
	 Total current liabilities                   $     68,311 $     72,795
						     ------------ ------------

Regulatory and Other Long-term Liabilities:
    Deferred income taxes - Seabrook                 $     11,119 $     11,338
    Other accumulated deferred income taxes                48,933       48,947
    Maine Yankee decommissioning liability                 30,083       31,101
    Deferred gain on asset sale                             7,631        9,889
    Above-market purchased power contract obligations           -       63,341
    Other regulatory liabilities                            9,244       11,265
    Unamortized investment tax credits                      1,162        1,186
    Accrued pension and postretirement benefit costs       51,394       50,494
    Other long-term liabilities                            11,096       11,316
						     ------------ ------------
    Total regulatory and other long-term liabilities $    170,662 $    238,877
						     ------------ ------------
      Total Stockholders' Investment and Liabilities $    567,948 $    640,731
						     ============ ============

See notes to the consolidated financial statements.


		    BANGOR HYDRO-ELECTRIC COMPANY
	      CONSOLIDATED STATEMENTS OF CAPITALIZATION
			    000's Omitted
			     (Unaudited)


							    Mar. 31,  Dec. 31,
							      2003      2002
							   --------------------
Common Stock Investment
     Common stock, no par value, stated value $5 per share $  36,817 $  36,817
	-Authorized--10,000,000 shares
	-Outstanding--7,363,424 shares
     Amounts paid in excess of par value                     164,866   165,352
     Accumulated other comprehensive loss                     (2,033)   (2,033)
     Retained earnings                                        11,084     6,130
							   --------------------
	  Total common stock investment                    $ 210,734 $ 206,266
							   --------------------
Preferred Stock
     Non-participating, cumulative, par value $100 per share,
	authorized 600,000 shares, not redeemable or
	redeemable solely at the option of the issuer-
	   7%, Noncallable
	      -Authorized - 25,000 shares
	      -Outstanding - 6,277 shares in 2003 and
		 25,000 shares in 2002                     $     628 $   2,500
	   4.25%, Callable at $100
	      -Authorized - 4,840 shares
	      -Outstanding - 4,840 shares in 2002                  -       484
	   4%, Series A, Callable at $110
	      -Authorized - 17,500 shares
	      -Outstanding - 17,500 shares in 2002                 -     1,750
							   --------------------
							   $     628 $   4,734
							   --------------------
Long-Term Debt
     First Mortgage Bonds-
	  10.25%  Series due 2020                          $  30,000 $  30,000
	   8.98%  Series due 2022                             20,000    20,000
	   7.30%  Series due 2003                             15,000    15,000
							   --------------------
							   $  65,000 $  65,000
							   --------------------
     Other Long-Term Debt-
	 Finance Authority of Maine - Taxable Electric
	    Rate Stabilization Revenue Notes,
	    7.03% Series 1995A, due 2005                   $  55,400 $  55,400
	 Municipal Review Committee Note, 5%, due 2008        11,412    11,781
	 Senior Unsecured Note, 6.09%, due 2012               20,000    20,000
	 Other Miscellaneous Notes Payable, 3.90%, due 2006       14        15
							   --------------------
							   $  86,826 $  87,196
	      Less:  Current portion of long-term debt        34,213    34,137
							   --------------------
							   $  52,613 $  53,059
							   --------------------
	      Total Long-Term Debt                         $ 117,613 $ 118,059
							   --------------------
		   Total Capitalization                    $ 328,975 $ 329,059
							   ====================

See notes to the consolidated financial statements.


		   BANGOR HYDRO-ELECTRIC COMPANY
	       CONSOLIDATED STATEMENTS OF CASH FLOWS
			   000's Omitted
			    (Unaudited)


							    Three Months Ended
							    Mar. 31,   Mar. 31,
							      2003       2002
							  ---------------------
Cash Flows From Operating Activities:
  Net income                                              $    5,002 $   3,028
    Adjustments to reconcile net income to net cash
       from operating activities:
	   Depreciation and amortization                       2,499     2,676
	   Amortization of Seabrook nuclear project              425       425
	   Amortization of contract buyouts and
	     restructuring                                     4,881     5,411
	   Amortization of deferred asset sale gain           (2,258)   (2,042)
	   Other amortizations                                  (882)      274
	   Allowance for equity funds used during
	     construction                                        (98)     (114)
	   Deferred income tax provision and amortization of
	       investment tax credits                           (251)      (46)
    Changes in assets and liabilities:
	   Costs to restructure purchased power contract           -      (250)
	   Deferred standard-offer service costs                   2    (2,176)
	   Deferred special rate contract revenues               303      (613)
	   Employee transition costs                            (237)        -
	   Accounts receivable, net and unbilled revenue        (301)    6,953
	   Accounts payable                                   (4,276)   (4,238)
	   Accrued interest                                    1,185       836
	   Current income taxes                                3,776    (1,500)
	   Accrued pension and postretirement benefit costs    1,482     1,169
	   Other current assets and liabilities, net             236       409
	   Other, net                                           (615)     (664)
							  --------------------
Net Increase in Cash From Operating Activities:           $   10,873 $   9,538
							  --------------------
Cash Flows From Investing Activities:
     Construction expenditures                            $   (1,230)$  (3,124)
     Proceeds from redemption of Maine Yankee common stock       314         -
     Allowance for borrowed funds used during construction       (75)     (109)
							  --------------------
Net Decrease in Cash From Investing Activities            $     (991)$  (3,233)
							  --------------------
Cash Flows From Financing Activities:
     Dividends on preferred stock                         $      (82)$     (66)
     Redemption of preferred stock                            (4,592)        -
     Payments on long-term debt                                 (370)   (2,081)
     Short-term debt, net                                     (5,000)   (4,000)
							  --------------------
Net Decrease in Cash From Financing Activities            $  (10,044)$  (6,147)
							  --------------------
Net (Decrease) Increase in Cash and Cash Equivalents      $     (162)$     158
Cash and Cash Equivalents at Beginning of Period                 989       885
							  --------------------
Cash and Cash Equivalents at End of Period                $      827 $   1,043
							  ====================
Cash Paid During the Period for:
     Interest (Net of Amount Capitalized)                 $    1,586 $   2,411
     Income Taxes                                                  -     4,100
							  ====================

See notes to the consolidated financial statements.



		     BANGOR HYDRO-ELECTRIC COMPANY
	 CONSOLIDATED STATEMENTS OF COMMON STOCK INVESTMENT
			    000's Omitted
			    (Unaudited)

										Accum.
						       Amounts                  Other       Total
						       Paid in                 Compre-      Common
					    Common     Excess of   Retained    hensive      Stock
					    Stock      Par Value   Earnings      Loss      Investment
					----------- ------------ ---------- ------------ ------------
Balance December 31, 2001               $    36,817 $   165,352 $     3,435 $       (47) $   205,557
Net income                                        -           -       3,028           -        3,028
Other comprehensive loss
  net of taxes:
     Unrealized gain on interest
       rate swap                                  -           -           -          27           27
											 -----------
	 Total comprehensive income                                                            3,055
											 -----------
Cash dividends declared on-
  Preferred stock                                 -           -         (66)          -          (66)
  Common stock                                    -           -           -           -            0
					----------- ----------- ----------- -----------  -----------
Balance March 31, 2002                  $    36,817 $   165,352 $     6,397 $     (20)   $   208,546
					=========== =========== =========== ===========  ===========
Balance December 31, 2002               $    36,817 $   165,352 $     6,130 $    (2,033) $   206,266
Net income                                        -           -       5,002           -        5,002
Other comprehensive loss
  net of taxes:
     Minuimum pension liability                   -           -           -           -         -
											 -----------
	 Total comprehensive income                                                            5,002
											 -----------
Loss on redemption of
  preferred stock                                 -        (486)          -           -         (486)

Cash dividends declared on-
  Preferred stock                                 -           -         (48)          -          (48)
  Common stock                                    -           -           -           -          -
					----------- ----------- ----------- -----------  -----------
Balance March 31, 2003                  $    36,817 $   164,866 $    11,084 $    (2,033) $   210,734
					=========== =========== =========== ===========  ===========

See notes to the consolidated financial statements.


	       BANGOR HYDRO-ELECTRIC COMPANY
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
		       MARCH 31, 2003
		       -------------
			 (Unaudited)


(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES:
     ---------------------------------------------

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Bangor Hydro-Electric Company (the Company), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. The year end condensed balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, footnotes and all other information included in the 2002 Form 10-K.

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the periods ended March 31, 2003 and 2002.

The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements included in its 2002 Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period. Accordingly, certain expenses are allocated to interim periods based upon estimates of such expenses for the year.

(2)  INCOME TAXES:
     ------------

The following table reconciles a provision calculated by multiplying income before federal income taxes by the statutory federal income tax rate to the federal income tax provision:

					Three Months Ended March 31,
					---------------------------
					     2003           2002
					     ----           ----
					 Amount    %     Amount   %
					 ------    -     ------   -
					   (Dollars in Thousands)
Federal income tax provision
   at statutory rate                    $2,984  35.0   $1,743   35.0
Plus permanent reductions
   in tax expense resulting
   from statutory exclusions
   from taxable income                      81    .9       42     .8
					------  ----   ------   ----
Federal income tax provision before
   effect of temporary differences
   and investment tax credits           $3,065  35.9   $1,785   35.8
Less temporary differences that
   are flowed through for rate-
   making and accounting purposes         (302) (3.5)    (188)  (3.8)
Less utilization and amortization
   of investment tax credits               (24)  (.3)     (32)   (.6)
					------  ----   ------   ----
Federal income tax provision            $2,739  32.1   $1,565   31.4
					======  ====   ======   ====

(3)  INVESTMENT IN JOINTLY OWNED FACILITIES:
     --------------------------------------

Condensed financial information for Maine Yankee Atomic Power
Company (Maine Yankee) and Maine Electric Power Company, Inc. (MEPCO) is as follows:


				   MAINE YANKEE         MEPCO
				   ------------         -----
			       (Dollars in Thousands - Unaudited)
				 Operations for Three Months Ended
			       --------------------------------------
			       Mar. 31,  Mar. 31,   Mar. 31,  Mar. 31,
				 2003      2002       2003      2002
OPERATIONS:                    --------  --------   --------  --------
  As reported by investee-
   Operating revenues          $ 14,534  $ 15,045   $    865  $  1,079
			       ========  ========   ========  ========
  Earnings applicable to
    common stock               $    882  $  1,011   $    320  $    426
			       ========  ========   ========  ========
 Company's reported equity-
   Equity in net income        $     62  $     71   $     45  $     60
    Add(Deduct)-Effect of
    adjusting Company's
    estimate to actual                8         4          3        (6)
			       --------  --------   --------  --------
  Amounts reported by Company  $     70  $     75   $     48  $     54
			       ========  ========   ========  ========

				  MAINE YANKEE            MEPCO
				  ------------            -----
			     (Dollars in Thousands - Unaudited)
				     Financial Position at
			  ----------------------------------------
			    Mar. 31,   Dec. 31,   Mar. 31,  Dec. 31,
			       2003       2002       2003      2002
FINANCIAL POSITION:         ---------  ---------  ---------  --------
As reported by investee-
  Total assets             $  657,034 $  679,975  $  7,838  $  7,680
  Less-
   Long-term debt              19,200     21,600         -         -
   Other liabilities and
     deferred credits         586,734    600,656       470       608
			   ---------- ----------  --------  --------
  Net assets               $   51,100 $   57,719  $  7,368  $  7,072
			   ========== ==========  ========  ========
Company's reported equity-
  Equity in net assets     $    3,577 $    4,040  $  1,046  $  1,004
  Add (deduct) effect of
    adjusting Company's
    estimate to actual            210         (6)        3         -
			   ---------- ----------  --------  --------
Amounts reported by Co.    $    3,787 $    4,034  $  1,049  $  1,004
			   ========== ==========  ========  ========


(4) NEW ACCOUNTING PRONOUNCEMENT:
    ----------------------------
In June 2002, the Financial Accounting Standards Board issued
Statement No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company implemented the provisions of this Statement on January 1, 2003.

The implementation of this Statement did not materially impact the Company's financial position, earnings or cash flows, principally as a result of the regulatory accounting utilized by the Company.

The Company recorded asset retirement obligations and associated long-lived assets in the first quarter of 2003 principally associated with certain property and equipment where certain regulations require removal of these assets at a future date. The following represents a reconciliation of the beginning and ending aggregate carrying amounts of asset retirement obligations (Dollars in Thousands).

      Asset Retirement Obligation - January 1, 2003   $393
      Liabilities Incurred in the Current Period         -
      Liabilities Settled in the Current Period          -
      Accretion Expense in the Current Period            8
      Revisions in Estimated Cash Flows                  -
						      ----
      Asset Retirement Obligation - March 31, 2003    $401
						      ====

(5) ABOVE MARKET PURCHASED POWER CONTRACT OBLIGATIONS:
    -------------------------------------------------

As discussed in Note 12 to the 2002 Form 10-K, the Company had two power contracts (one purchase and one sale) that qualified for derivative accounting under Statement of Financial Accounting Standards No. 133 (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. The power sales contract ended in the first quarter of 2003, and hence there was no longer any SFAS No. 133 applicability at March 31, 2003. In connection with the power sales contract, certain criteria that resulted in the contract qualifying for derivative accounting under SFAS No. 133 were
determined to no longer be applicable at March 31, 2003.   As a result,
the fair value of the above-market portion of these contracts, which represented a liability of approximately $63.3 million at December 31, 2002, was adjusted to zero at March 31, 2002.

(6) RECLASSIFICATIONS:
    -----------------
Certain 2002 amounts have been reclassified to conform with the presentation used in Form 10-Q for the quarter ended March 31, 2003.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in Bangor Hydro-Electric Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K) should be read in conjunction with the comments below.

EARNINGS

For the quarters ended March 31, 2003 and 2002 basic earnings per common share were $.67 and $.40, respectively. Principally as a result of the Company's workforce reductions in 2002, labor expense was approximately $1.4 million lower in first quarter of 2003 as compared to the first quarter of 2002 ($.11 increase in earnings per common share). Also, primarily attributable to cold weather in the first quarter of 2003, increased energy sales to customers resulted in greater electric operating revenues in the first quarter of 2003 in comparison to the first quarter of 2002. For non-large special rate contract customers, as a result of increased sales, electric operating revenues were approximately $1.5 million higher in the first quarter of 2003 than in the 2002 period ($.12 increase in earnings per
common share).    Earnings were also benefited in the first quarter of 2003
by other non-labor cost reductions associated with the Company's restructuring efforts.

REVENUES

Electric operating revenues are as follows for each of the quarters ending March 31, 2003 and 2002:

($ in 000's)                     2003        2002      Change
				 ----        ----      ------

Residential                    $14,489     $13,373     $1,116

Commercial                      11,132       9,363      1,769

Industrial                       3,273       2,667        606

Other                              475         473          2
			       ------------------------------

Subtotal                       $29,369     $25,876     $3,493

Large Special Contracts          1,224       1,979       (755)
			       ------------------------------

Total Related to Energy Sales  $30,593     $27,855      $2,738

Other Miscellaneous Revenues       884       1,677        (793)
			       -------------------------------

Total Electric Operating
  Revenue                      $31,477     $29,532      $1,945
			       -------------------------------

Energy sales volume in megawatt hours is as follows for each of the quarters ending March 31, 2003 and 2002:

				 2003       2002        Change
				 ----       ----        ------


Residential                    161,177     147,171      14,006

Commercial                     151,601     145,763       5,838

Industrial                      47,685      47,156         529

Other                            2,896       2,907         (11)
			       -------------------------------

Subtotal                       363,359     342,997       20,362

Large Special Contracts         47,887      66,417      (18,530)
			       --------------------------------

Total Energy Sales             411,246     409,414        1,832
			       --------------------------------


Electric operating revenue increased by approximately $1.945 million in first quarter of 2003 as compared to the first quarter of 2002. The increase was principally the result of the previously discussed 6.54% rate increase associated with stranded cost recovery. Also impacting the increased revenues in 2003 was a 6% increase in energy sales, which excludes certain large special contract customers. The increased energy sales were positively impacted by much colder weather in the first quarter of 2003 as compared to the 2002 quarter.

Electric operating revenues associated with large special contract customer decreased by approximately $755,000 in the first quarter of 2003 due mostly to the effect of a special rate contract with a large industrial customer. Effective July 1, 2001, the Company entered into a special rate contract with a large industrial customer to provide fully bundled electric service (both T&D and energy) to this customer. Formerly, the Company was only providing T&D service to this customer. The Company entered into a power purchase contract to procure the power necessary to serve this customer under this contract. Principally as a result of the new contract, which ended in March 2002, the Company recognized approximately $829,000 in greater electric operating revenues associated with this customer in the first quarter of 2002 as compared to the 2003 quarter.

Other miscellaneous revenues were lower in the 2003 quarter as a result of an approximately $671,000 reduction in certain stranded cost related revenue deferrals. The decrease is due to the implementation of new stranded cost rates on March 1, 2002.

Off-system sales, which are sales related to power pool and inter-
connection agreements and resales of purchased power, were approximately $288,000 greater in the 2003 quarter in relation to 2002. Effective March 1, 2002, the Company was no longer responsible for being the standard-offer service provider. The Company, though, still has a standard-offer related power supply commitment with a third party through February 2004 amounting to approximately $54 million. The power delivered under this contract is being resold to one of the new standard-offer service providers, with estimated revenues to be realized of approximately $40 million. The difference between the cost of the power and the resale revenues are being recovered in the Company's stranded cost rates starting March 1, 2002. The power resales associated with this contract were approximately $3.7 million higher in the
first quarter of 2003 as compared to the 2002 quarter.   Also, one of the
Company's other power sale contracts ended in February 2003, and as a result, associated revenues were approximately $3.4 million lower in the first
quarter of 2003.    The Company's stranded cost rates that were set on March
1, 2002 were adjusted to take into consideration the end of this long-term power sales contract.

The $12.1 million decrease in standard-offer service revenues in 2003 is due mostly to the Company no longer being the standard-offer provider effective March 1, 2002.


EXPENSES

Purchased power and fuel for generation expense, excluding the cost of standard-offer service purchased power, increased $3.2 million in the first quarter of 2003 as compared to 2002. The largest item affecting the increased expense was an approximately $5 million increase in costs in the first quarter of 2003 associated with the previously discussed former standard-offer power contract obligation. Offsetting this increase to some extent was the previously discussed special rate contract with a large industrial customer. In the first quarter of 2002, the Company incurred approximately $897,000 of purchased power expense associated with serving the customer.

Standard-offer purchased power expense decreased by approximately
$11.9 million in the first quarter of 2003 relative to the first quarter of 2002. The decrease was due principally to the Company no longer being the standard offer service provider on March 1, 2002.

Other O&M expense decreased by approximately $2.1 million in the first quarter of 2003 in comparison to the first quarter of 2002. Principally as a result of the workforce reductions in the second quarter of 2002, O&M payroll expense was approximately $1.4 million lower in the first quarter of
2003 relative to the 2002 quarter.   This decrease was also impacted by
increased overtime pay in the first quarter of 2002 in connection with electric service restoration efforts as a result of a major winter storm in
January 2002.   Bad debt expense was approximately $418,000 lower in the
first quarter of 2003 due principally to standard-offer service related bad debt write-offs in the 2002 quarter, and in 2003 the bad debt reserve was reduced by $149,000 primarily due to reduced loss exposure associated with customers with bad debt reserves previously established in 2002. Due principally to a refocus of the Company's line clearance program (tree trimming) starting in the second half of 2002, the associated expense was approximately $343,000 lower in first quarter of 2003 in comparison to the
2002 quarter.   Also, as a result of the previously discussed major storm in
January 2002, non-labor service restoration costs were approximately $313,000 higher in the first quarter of 2002 than in the 2003 first quarter. These decreases in other O&M expense were offset somewhat by a $389,000 increase in pension and other postretirement benefit costs in the 2003 quarter. The increased expense is principally attributable to decreases in the discount rate used to actuarially compute the expense as well as reduced expected returns on pension plan assets as a result of poor stock market performance.

Depreciation and amortization expense was lower in the first quarter of 2003 due principally to the impact of certain electric plant retirements made in 2002. These reductions were offset to some extent by the effect of plant additions in 2003.

Regulatory amortizations represent current amortizations allowed in the Company's distribution and stranded cost rates as allowed by the Maine Public Utilities Commission in prior rate orders. These include the amortization of purchased power contract buyouts/restructurings, Seabrook investment, deferred asset sale gain, and other regulatory amortizations. Effective March 1, 2002, in connection with the implementation of new stranded cost electric rates, the Company began amortizing stranded cost related regulatory assets and liabilities that had been previously deferred on the Company's balance sheet. Also, certain existing stranded cost related amortizations were modified effective March 1, 2002 in connection with the stranded cost rate change. The following summarizes the components of the regulatory amortizations for the first quarter of 2003 as compared to the first quarter of 2002 (in 000's):

					    2003            2002
					    ----            ----

Seabrook investment                     $    425        $    425

Contract buyouts and restructuring         4,881           5,411

Deferred asset sale gain                  (2,258)         (2,042)

Other stranded cost related regulatory
  assets and liabilities                  (1,496)           (435)

Distribution related regulatory assets and
  liabilities                                281             290

Employee transition costs                    196               -
					 -----------------------

Total Regulatory Amortizations           $ 2,029         $ 3,649
					 -----------------------


The reduction in property and other taxes is due mostly to decreased payroll taxes in the first quarter of 2003 resulting principally from the previously discussed decrease in payroll costs in 2003.

The increase in total federal and state income taxes was principally a function of higher earnings in the first quarter of 2003 as compared to the 2002 quarter. See Footnote 2 to the Consolidated Financial Statements for a reconciliation of the Company's effective income tax rate.

OTHER INCOME AND (DEDUCTIONS) AND INTEREST EXPENS

Other income, net of income taxes increased by $153,000 in the first quarter of 2003 principally as a result of $384,000 expense in the first quarter of 2002 in connection with a contractual arrangement associated with a retiring officer of the Company.

Long-term debt interest expense decreased $570,000 in the first quarter of 2003 relative to 2002 due primarily to a $16.1 million principal payment on the Company's Finance Authority of Maine (FAME) Revenue Notes at the end of June 2002, the final repayment of the $24.8 million medium term notes in July 2002, the retirement of the $20 million in 7.38% first mortgage bonds at the end of July 2002, and quarterly principal payments on the $13.7 million note with the Municipal Review Committee in connection with the exercise of common stock warrants. These decreases were offset to some extent by interest expense in the 2003 quarter resulting from the issuance of $20 million in 6.09% senior unsecured notes in December 2002.

Other interest expense increased $7,000 due principally to borrowings under the Company's revolving credit facility in the first quarter of 2003. Weighted average borrowings outstanding were approximately $9.6 million higher for the first quarter of 2003 than in the 2002 quarter. This was offset to some extent by a reduction in the amortization of debt issuance costs in the first quarter of 2003. The amortization decrease was primarily attributable to the end of the amortization period of certain deferred debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statements of Cash Flows reflect events in the first quarters of 2003 and 2002 as they affect the Company's liquidity. Net increase in cash from operating activities was $10.9 million in the first
quarter of 2003 as compared to $9.5 million in the 2002 quarter.   Increased
cash flows from operations in the 2003 quarter as compared to 2002 were impacted by a $4.1 million increase in income tax payments in the first quarter of 2002 relative to 2003. Operating cash flows are also impacted in the first quarter of 2002 by the standard-offer service. In the 2002 quarter, the Company's standard-offer service costs exceeded revenues by approximately $2.2 million. Changes in accounts receivable and accounts payable in the statement of cash flows are also greatly impacted by the standard-offer related revenues and purchased power obligations.

Construction expenditures were approximately $1.9 million lower in the 2003 quarter as compared to 2002 due principally to the financing of a major transmission line project being constructed for the benefit of a third party. These construction costs are currently being financed by the third party in the first quarter of 2003. Upon the completion of certain contractual agreements in 2003, the Company will reimburse the third party for these construction costs. The cost of the transmission line plus a return will be paid by the third party under the Company's transmission rate tariff over a 15-year period beginning upon completion of the construction project.

In the first quarter of 2003, the Company received $314,000 in proceeds from Maine Yankee Atomic Power Company (Maine Yankee) in connection with the redemption of common stock. The Company is a 7% owner of the Maine Yankee nuclear plant. Maine Yankee, starting in 2001, began a program of systematically redeeming its common stock from its owners in connection with the decommissioning of the plant.

As discussed in the 2002 Form 10-K, in the first quarter of 2003, the Company completed the redemption of a significant portion of its outstanding preferred stock, at a total cost of $4.6 million. As a result of the decrease in preferred shareholders, the Company has filed with the Securities and Exchange Commission for de-registration of its preferred stock.

The decrease in payments on long-term debt is due principally to the monthly principal payments on the $24.8 million medium term notes in the 2002 quarter. This long-term debt was fully repaid in July 2002.

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

The Company has recorded a liability, based on currently available information, for what it believes are the estimated environmental remediation costs that the Company expects to incur for this waste disposal site. In addition, future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, and possible effects of future legislation or regulation and the possible effects of technological changes. At March 31, 2003, the liability recorded by the Company for its estimated environmental remediation costs amounted to $380,000. The Company's actual future environmental remediation costs may change as additional factors become known.

The Company estimates that during 2003 it will incur approximately
$188,000 in operations expense to comply with environmental standards for
air, water and hazardous materials.   This amount may change based on facts
and circumstances that occur in 2003.

FORWARD LOOKING STATEMENTS

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

None.


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




Dated: May 9, 2003                          /s/ David R. Black
					    ------------------

					    David R. Black
					    Chief Financial Officer





			  CERTIFICATIONS

		     CERTIFICATION PURSUANT TO
		       18 U.S.C. SECTION 1350
		       AS ADOPTED PURSUANT TO
	SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Bangor Hydro-Electric Company (the Company) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on May 9, 2003, we, the undersigned, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ David R. Black
------------------

David R. Black
Chief Financial Officer
May 9, 2003



/s/ Raymond R. Robinson
-----------------------

Raymond R. Robinson
Principal Executive Officer
May 9, 2003


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

Date: May 9, 2003


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

Date: May 9, 2003


/s/ Raymond R. Robinson
-----------------------

Raymond R. Robinson
Principal Executive Officer